Form 10-Q
period 2005-03-31
Rockville Financial Inc.
filed 2005-05-13
CIK 1311131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 10 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

Commission File Number: 000-51239

ROCKVILLE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	30-0288470 (I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut (Address of principal executive officers)	06066 (Zip Code)

(860) 291-3600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes                  No ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Ruler 12B-2 of the Exchange Act).

Yes ☐              No ☑

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock (no par value)	0

Class	Outstanding at May 10, 2005

Rockville Financial, Inc.	1

Separate financial statements for Rockville Financial, Inc. have not been included in this filing because Rockville Financial, Inc. was formed on December 17, 2004 and as of March 31, 2005 had only engaged in organizational activities.

Rockville Financial, Inc.	2

Part I — FINANCIAL INFORMATION

     Item 1. Interim Financial Statements:

Charter Oak Community Bank Corp. and Subsidiaries

Condensed Consolidated Statements of Condition
(In Thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$23,563	$18,652
Short-term investments	1,168	3,448

Total cash and cash equivalents	24,731	22,100
AVAILABLE FOR SALE SECURITIES-At fair value	129,875	136,007
LOANS RECEIVABLE (Net of allowance for loan losses of $6,789 in 2005 and $6,371 in 2004)	733,145	696,249
FEDERAL HOME LOAN BANK STOCK	7,758	7,412
ACCRUED INTEREST RECEIVABLE	3,210	3,013
DEFERRED TAX ASSET	2,536	1,606
BANK PREMISES AND EQUIPMENT-Net	7,599	7,382
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	8,372	8,290
OTHER ASSETS	5,221	6,784

TOTAL	$923,517	$889,913

LIABILITIES AND CAPITAL

LIABILITIES
Deposits:
Non-interest bearing	$74,821	$77,972
Interest bearing	643,378	614,526

Total deposits	718,199	692,498
MORTGAGORS AND INVESTORS ESCROW ACCOUNTS	2,406	3,979
ADVANCES FROM THE FEDERAL HOME LOAN BANK	127,779	118,015
ACCRUED EXPENSES AND OTHER LIABILITIES	6,889	6,895

Total liabilities	855,273	821,387

COMMITMENTS AND CONTINGENCIES
CAPITAL:
Capital	68,255	67,338
Accumulated other comprehensive (loss) income, net of tax	(11)	1,188

Total capital	68,244	68,526

TOTAL	$923,517	$889,913

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	3

Charter Oak Community Bank Corp. and Subsidiaries

Condensed Consolidated Statements of Income
(In Thousands)

	For the Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
INTEREST AND DIVIDEND INCOME:
Loans	$9,623	$7,570
Securities-interest	1,223	1,206
Interest bearing deposits	18	53
Securities-dividends	154	81

Total interest and dividend income	11,018	8,910

INTEREST EXPENSE
Deposits	2,491	1,869
Borrowed funds	1,276	1,132

Total interest expense	3,767	3,001

Net interest income	7,251	5,909

PROVISION FOR LOAN LOSSES	750	502

Net interest income after provision for loan losses	6,501	5,407

NONINTEREST INCOME:
Service charges and fees	817	688
Net gain from sale of securities	78	25

Total noninterest income	895	713

NONINTEREST EXPENSE:
Salaries and employee benefits	3,057	2,513
Service bureau fees	638	556
Occupancy and equipment	741	725
Professional fees	409	205
Marketing and promotions	355	158
Insurance and FDIC assessments	43	58
Other	876	703

Total noninterest expense	6,119	4,918

INCOME BEFORE INCOME TAXES	1,277	1,202

PROVISION FOR INCOME TAXES	360	366

NET INCOME	$917	$836

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	4

Charter Oak Community Bank Corp. and Subsidiaries

Condensed Consolidated Statement of Changes in Capital
(In Thousands)

		Accumulated Other
		Comprehensive
	Capital	(Loss) Income	Total
		(Unaudited)
BALANCE — January 1, 2005	$67,338	$1,188	$68,526
Comprehensive (loss) income:
Net income	917	—	917
Change in unrealized gain on available for sale securities, net of taxes	—	(1,199)	(1,199)

Total comprehensive loss			(282)

BALANCE — March 31, 2005	$68,255	$(11)	$68,244

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	5

Charter Oak Community Bank Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In Thousands)

	For the Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
CASH FLOWS FROM ACTIVITIES:
Net income	$917	$836
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments — net	104	191
Provision for loan losses	750	502
Net gain from sale of securities	(78)	(25)
Depreciation and amortization	281	346
Deferred income taxes	(312)	(68)
Increase in cash surrender value of bank owned life insurance	(82)	(65)
Change in assets and liabilities:
Deferred loan fees and premiums	(46)	(497)
Accrued interest receivable	(197)	58
Other assets	1,299	210
Accrued expenses and other liabilities	(6)	297

Net cash provided by operating activities	2,630	1,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	2,717	451
Proceeds from maturities of available for sale securities	4,084	7,970
Principal payments on available for sale mortgage-backed securities	3,713	8,748
Purchase of available for sale securities	(6,225)	(14,266)
Purchase of Federal Home Loan Bank Stock	(346)	—
Net increase in loans and loans held for sale	(37,600)	(15,919)
Purchases of bank premises and equipment	(498)	(324)

Net cash used in investing activities	(34,155)	(13,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in non-interest bearing deposits	(3,151)	3,223
Net increase in interest bearing deposits	28,852	50,487
Decrease in mortgagors’ and investors’ escrow accounts	(1,573)	(1,547)
Proceeds from Federal Home Loan Bank advances	14,800	7,000
Repayments of Federal Home Loan Bank advances	(5,036)	(15,034)
Payment of reorganization costs	264	—

Net cash provided by financing activities	34,156	44,129

(Continued)

Rockville Financial, Inc.	6

Charter Oak Community Bank Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows- Continued
(In Thousands)

	For the Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,631	32,574

CASH AND CASH EQUIVALENTS — Beginning of year	22,100	28,454

CASH AND CASH EQUIVALENTS — End of period	$24,731	$61,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,739	$3,033
Income taxes	—	—

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	7

Charter Oak Community Bank Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Mutual Holding Company Reorganization and Minority Stock Issuance

Charter Oak Community Bank Corp., (the “Company”) is a Connecticut-chartered nonstock corporation and a mutual bank holding company. Its wholly-owned subsidiary, Rockville Bank (the “Bank”) provides a full range of banking services to consumer and commercial customers through its main office in Rockville and fifteen branches located in Hartford and Tolland counties in Connecticut. The Bank’s deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

On December 8, 2004, the Boards of Directors of the Company and the Bank approved the Plan of Reorganization and Minority Stock Issuance (the “Plan”) to reorganize the holding company structure form of ownership from a single tier mutual holding company structure to a two-tier holding company structure. Pursuant to the Plan, a new wholly-owned subsidiary, Rockville Financial, Inc. (“RFI”) was formed in December 2004 and will become a state chartered mid-tier stock holding company. Upon completion of the reorganization, the Company will transfer ownership of Rockville Bank’s capital stock in exchange for a 55% ownership interest in RFI. According to the Plan, 43% of shares of RFI are to be offered initially for subscription to (1) depositors with eligible accounts at the Bank as of March 31, 2003; then to (2) the Company’s tax-qualified employee benefit plans, which will provide retirement benefits to the Company’s employees; then to (3) depositors with eligible accounts at the Bank as of December 31, 2004; then to (4) employees, officers and directors of the Bank or RFI; and then to (5) corporators of the Company (the “Subscription Offering”). The common stock will be offered at $10.00 per share. If any shares of the common stock remain unsold in the Subscription Offering, the Company will offer such shares for sale in a community offering where natural persons residing in Hartford and Tolland Counties, Connecticut will have a purchase preference (the “Community Offering”). The Community Offering, if any, may commence concurrently with, during or promptly after, the Subscription Offering. Shares may also be sold to the public. RFI will offer between 6,176,950 and 9,610,608 shares. The Company expects the offering to close by the end of May 2005.

As of March 31, 2005, the Company has not engaged in any business activities other than owning the common stock of Rockville Bank. RFI has had no activity to date.

For a period of five years following completion of the Plan, no person, acting singly or with an associate or group of persons acting in concert, shall directly, or indirectly, offer to acquire or acquire the beneficial ownership of more than ten percent (10%) of any class of an equity security of RFI without the prior approval of the Connecticut Banking Commissioner.

Reorganization costs are deferred and will reduce the proceeds from the shares sold in the reorganization. If the reorganization is not completed, all costs will be charged as an expense. As of March 31, 2005 and December 31, 2004, $923,934 and $811,280, respectively, of reorganization costs had been incurred and are included in other assets in the accompanying condensed consolidated balance sheets.

In connection with the reorganization, the Company intends to establish an Employee Stock Ownership Plan (“ESOP”) for eligible employees. Employees of the Company who have completed 1,000 hours of service in a period of six to twelve consecutive months and have attained age 21 will be eligible to participate. To fund the purchase of 8% of the shares of common stock issued in the reorganization, the ESOP trust will borrow funds from RFI. The loan to the ESOP trust will be repaid principally from the Bank’s contributions to the ESOP trust. Shares purchased by the ESOP will be held by a trustee for allocations among participants as the loan is repaid.

Rockville Financial, Inc.	8

2.	Basis of Presentation and Principles of Consolidation

Rockville Financial, Inc. is not currently an operating company and will have no activity until completion of the reorganization. The Condensed Consolidated Interim Financial Statements and the accompanying Notes presented in this report include the accounts of the Charter Oak Community Bank Corp. and its two wholly-owned subsidiaries, RFI and Rockville Bank, and the Bank’s wholly-owned subsidiaries, The SBR Mortgage Company, The Savings Bank of Rockville Investment Company and Rockville Financial Services, Inc.

The Condensed Consolidated Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the condensed financial statements. Certain prior period amounts have been reclassified to conform with current period presentation. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Consolidated Financial Statements included in the Company’s Registration Statement on Form S-1, as amended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, determination of pension assumptions, the valuation of deferred tax assets and the evaluation of available for sale securities for other than temporary impairment.

3.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statements 123(R) replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) is effective for the Company as of January 1, 2006. The Company is in the process of determining the method of adoption and the impact of SFAS No. 123(R) upon adoption.

Rockville Financial, Inc.	9

4.	Available for Sale Investment Securities:

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale investment securities at March 31, 2005 and December 31, 2004 are as follows:

	Amortized	Gross Unrealized		Fair
March 31, 2005	Cost	Gains	Losses	Value
		(In thousands)
Available for sale:
U.S. Government and agency obligations	$1,996	$—	$13	$1,983
U.S. Government sponsored enterprises	24,999	—	423	24,576
Mortgage-backed securities	63,529	261	761	63,029
Corporate debt securities	25,574	406	23	25,957
Other debt securities	1,433	51	—	1,484

Total debt securities	117,531	718	1,220	117,029

Marketable equity securities	9,725	3,120	325	12,520
Non-marketable equity securities	326	—	—	326

	$127,582	$3,838	$1,545	$129,875

	Amortized	Gross Unrealized		Fair
December 31, 2004	Cost	Gains	Losses	Value
		(In thousands)
Available for sale:
U.S. Government and agency obligations	$1,994	$—	$10	$1,984
U.S. Government sponsored enterprises	24,160	11	118	24,053
Mortgage-backed securities	67,291	464	396	67,359
Corporate debt securities	28,384	905	—	29,289
Other debt securities	1,434	72	—	1,506

Total debt securities	123,263	1,452	524	124,191

Marketable equity securities	8,309	3,341	160	11,490
Non-marketable equity securities	326	—	—	326

	$131,898	$4,793	$684	$136,007

At March 31, 2005, the net unrealized gain on securities available for sale of $2.3 million, net of income taxes of $.8 million, or $1.5 million is included in accumulated other comprehensive income. At December 31, 2004, the net unrealized gain on securities available for sale of $4.1 million, net of income taxes of $1.4 million, or $2.7 million is included in accumulated other comprehensive income.

Rockville Financial, Inc.	10

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at March 31, 2005 and December 31, 2004:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
March 31, 2005	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

	(In thousands)
Available for sale:
U.S. Government and agency obligations	$1,983	$13	$—	$—	$1,983	$13
U.S. Government sponsored enterprises	18,712	287	5,864	136	24,576	423
Mortgage-backed securities	30,651	259	19,317	502	49,968	761
Corporate debt securities	2,478	23	—	—	2,478	23

Total debt securities	53,824	582	25,181	638	79,005	1,220
Marketable equity securities	5,438	277	215	48	5,653	325

Total	$59,262	$859	$25,396	$686	$84,658	$1,545

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2004	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

	(In thousands)
Available for sale:
U.S. Government and agency obligations	$1,984	$10	$—	$—	$1,984	$10
U.S. Government sponsored enterprises	15,894	118	—	—	15,894	118
Mortgage-backed securities	24,170	275	7,657	121	31,827	396

Total debt securities	42,048	403	7,657	121	49,705	524
Marketable equity securities	1,881	143	80	17	1,961	160

Total	$43,929	$546	$7,737	$138	$51,666	$684

As of March 31, 2005 and December 31, 2004, management determined that none of the securities in an unrealized loss position were other than temporarily impaired based on their evaluation of current market trends, the nature of the investments and industry analysis. Management has both the intent and ability to hold the securities with unrealized losses for twelve months or more for the time necessary to recover the amortized cost.

Rockville Financial, Inc.	11

5.	Loans Receivable and Allowance for Loan Losses:

A summary of the Company’s loan portfolio at March 31, 2005 and December 31, 2004 is as follows:

	March 31,	December 31,
	2005	2004
	(In thousands)
Residental	$474,706	$450,054
Commercial	139,691	136,594
Construction (net of undisbursed portion of $26,038 and $22,994 respectively)	24,267	22,067

	638,664	608,715
Commercial business loans	96,191	88,700
Installment loans	2,175	2,268
Collateral loans	1,126	1,205

Total loans	738,156	700,888

Net deferred loan costs and premiums	1,778	1,732

Allowance for loan losses	(6,789)	(6,371)

Loans, net	$733,145	$696,249

Changes in the allowance for loan losses for the periods ended March 31, 2005 and March 31, 2004 are as follows:

	At or For
	the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Allowance, at beginning of year	$6,371	$4,971
Provision for loan losses	750	502
Loans charged-off	(341)	(366)
Recoveries of loans previously charged off	9	8

Balance, end of period	$6,789	$5,115

Rockville Financial, Inc.	12

6.	DEPOSITS

Deposits at March 31, 2005 and December 31, 2004 were as follows:

	March 31,	December 31,
	2005	2004
	(In thousands)
Demand and NOW	$172,129	$166,740
Regular savings	168,249	161,215
Money market and investment savings	98,286	84,789
Club accounts	468	205
Time deposits	279,067	279,549

	$718,199	$692,498

A summary of interest expense by account type for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended
	March 31,
	2005	2004

	(In thousands)
Savings and demand deposits	$713	$507
Time deposits	1,778	1,362

	$2,491	$1,869

7.	Borrowings:

The Bank is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). At March 31, 2005 and December 31, 2004, the Bank had access to a pre-approved secured line of credit with the FHLBB of $10 million and the capacity to obtain additional advances up to a certain percentage of the value of its qualified collateral, as defined in the FHLBB Statement of Credit Policy. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At March 31, 2005 and December 31, 2004, there were no advances outstanding under the line of credit. Other outstanding advances from the FHLBB aggregated $127.8 million at March 31, 2005, at interest rates ranging from 2.77% to 6.47%, and $118.0 million at December 31, 2004, at interest rates ranging from 2.35% to 6.47%.

As of March 31, 2005, $31.8 million of FHLBB borrowings were scheduled to mature in less than one year. The balance of $96.0 million is due at various maturity dates in 2006 through 2013.

Rockville Financial, Inc.	13

8.	Benefit Plans:

The Company sponsors a noncontributory defined benefit pension plan (the “Pension Plan”) covering all full-time employees. Participants become eligible for the Plan after attaining age 21 and completing one year of service. Participants become 100% vested after five years of employment. The Bank’s funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes, while meeting the minimum funding standards established by the ERISA.

The Company also provides unfunded post-retirement medical, health and life insurance benefits for retirees and employees hired prior to March 1, 1993. In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) became law. The Act provides prescription drug benefits to retirees. Employers currently offering prescription drug benefits to retirees may be eligible for subsidies under the Act. The FASB has not yet issued specific authoritative guidance on accounting for the provisions of the Act and is permitting deferral of recognition. Due to the lack of authoritative guidance, the impact of the Act has not been included in the other post-retirement benefit obligation or expense.

The Company uses September 30 as the measurement date for its pension plan and December 31 for its post-retirement benefit plan.

In January 2004, the Company established a supplemental retirement agreement with an executive officer of the Company. Additionally, effective December 1, 2004, the Company adopted the Supplemental Executive Retirement Plan (the “SERP”) covering two designated executive officers of the Bank. The SERP provides the two designated officers with a retirement benefit equal to 70% of their respective average annual earnings, as defined.

Components of Net Periodic Benefit Cost

	Pension Plans		Post-Retirement Benefits
	Three Months Ended March 31,

	2005	2004	2005	2004
Service cost	$200	$141	$2	$2
Interest cost	182	139	20	24
Expected return on plan assets	(210)	(118)	—	—
Amortization of net actuarial losses	84	82	8	19
Amortization of prior service cost (benefits)	155	2	(1)	(15)

Net periodic benefit cost	$411	$246	$29	$30

No contributions have been made to the pension plan for the three months ended March 31, 2005. During that same period, $19,000 was contributed to the post-retirement plan. The Company anticipates contributing $600,000 and $87,000 during the year ended December 31, 2005, to fund the pension and post retirement benefit plans, respectively.

Rockville Financial, Inc.	14

9.	Other Comprehensive (Loss) Income:

The following table summarizes the components of other comprehensive (loss) income and the related tax effects for the three months ended March 31, 2005 and 2004:

	For the Three Months Ended March 31, 2005
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount

	(In thousands)
Unrealized losses arising during the period	$(1,895)	$645	$(1,250)

Add reclassification adjustment for net gain from sale of securities recognized in net income	78	(27)	51

Total other comprehensive loss	$(1,817)	$618	$(1,199)

	For the Three Months Ended March 31, 2004
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount

	(In thousands)
Unrealized gains arising during the period	$687	$(233)	$454

Add reclassification adjustment for net gain from sale of securities recognized in net income	25	(9)	16

Total other comprehensive income	$712	$(242)	$470

10.	Commitments and Contingencies:

Financial Instruments With Off-Balance Sheet Risk:

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, undisbursed portions of construction loans, unused commercial and consumer lines of credit and stand-by letters of credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral obligations become worthless as it may for on-balance-sheet instruments. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.

Rockville Financial, Inc.	15

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(In thousands)
Commitments to extend credit:
Future loan commitments	$27,594	$25,046
Undisbursed construction loans	26,038	22,993
Undisbursed home equity lines of credit	64,315	59,229
Undisbursed commercial lines of credit	42,670	44,049
Standby letters of credit	4,196	4,121
Unused checking overdraft lines of credit	75	71

	$164,888	$155,509

Legal Matters:

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

11.	Regulatory Matters:

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Bank meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Bank was classified at its most recent notification as “well capitalized”. At March 31, 2005, the Bank exceeded all of our regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of March 31, 2005 and December 31, 2004 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
Rockville Bank at March 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$70,855	11.6%	$48,866	8.0%	$61,082	10.0%
Tier I capital to risk weighted assets	63,859	10.5	24,327	4.0	36,491	6.0
Tier I capital to total average assets	63,859	7.1	35,977	4.0	44,971	5.0

Rockville Financial, Inc.	16

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
Rockville Bank at December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$69,509	11.8%	$47,125	8.0%	$58,906	10.0%
Tier I capital to risk weighted assets	62,942	10.7	23,530	4.0	35,295	6.0
Tier I capital to total average assets	62,942	7.3	34,489	4.0	43,111	5.0

12.	Income Taxes:

Income taxes are provided on an interim basis using the estimated annual effective tax rate. Our effective tax rate differs from the statutory rate of 34% for the three months ended March 31, 2005 and March 31, 2004 primarily due to the dividend received deduction and non-taxable earnings on bank owned life insurance for both periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Charter Oak Community Bank Corp., (the “Company”) is a Connecticut-chartered nonstock corporation and a mutual bank holding company. Its wholly-owned subsidiary, Rockville Bank (the “Bank”) provides a full range of banking services to consumer and commercial customers through its main office in Rockville and fifteen branches located in Hartford and Tolland counties in Connecticut. The Bank’s deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

On December 8, 2004, the Boards of Directors of the Company and the Bank approved the Plan of Reorganization and Minority Stock Issuance (the “Plan”) to reorganize the holding company structure form of ownership from a single tier mutual holding company structure to a two-tier holding company structure. Pursuant to the Plan, a new wholly-owned subsidiary, Rockville Financial, Inc. (“RFI”) was formed in December 2004 and will become a state chartered mid-tier stock holding company. Upon completion of the reorganization, the Company will transfer the ownership of Rockville Bank’s capital stock in exchange for a 55% ownership interest in RFI.

Charter Oak Community Bank Corp. strives to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in the market areas that it has served since 1858. Rockville Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, including products such as residential and commercial real estate loans, consumer loans and a variety of deposit products, who meets the needs of its customers through a community-based and service-oriented approach to banking. Our business philosophy is to remain a community-oriented franchise and continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include expanding our banking network by pursuing new branch locations and branch acquisition opportunities in our market area, continuing our residential mortgage lending activities which comprise a majority of our loan portfolio and expanding our commercial real estate and commercial business lending activities.

Forward Looking Statements

Management’s Discussion and Analysis included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such

Rockville Financial, Inc.	17

statements are based upon the current beliefs and expectations of the management of the Company and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Company’s results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties are described herein and in the Company’s Registration Statement on Form S-1A filed with the U.S. Securities and Exchange Commission (“SEC”) and available at the SEC’s Internet site (www.sec.gov), to which reference is hereby made.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “targeted” and similar expressions, and future or conditional verbs, such as “will,” “would,” “should,” “could” or “may,” are intended to identify forward-looking statements but are not the only means to identify these statements.

Forward-looking statements involve risks and uncertainties. Actual conditions, events or results may differ materially from those contemplated by a forward-looking statement. Factors that could cause this difference—many of which are beyond the Company’s control—include the following, without limitation:

•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect the Company’s business.

•	The timeliness of development and acceptance of new products and services may be different than anticipated.

•	Technological changes instituted by the Company and by persons who may affect the Company’s business may be more difficult to accomplish or more expensive than anticipated or may have unforeseen consequences.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Competitive pressures among financial services companies may increase significantly.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect the Company or its businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board and the Financial Accounting Standards Board, may affect expected financial reporting.

•	The costs, effects and outcomes of litigation may adversely affect the Company or its businesses.

•	Upon completion of the reorganization described in this report, Rockville Financial Inc., is unable to manage the risks and costs of operating as a publicly owned company as efficiently as anticipated.

•	The Company may not manage the risks involved in the foregoing as well as anticipated.

Any forward-looking statements made by or on behalf of the Company in this Form 10-Q speak only as of the date of this Form 10-Q. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature the Company may make in future filings.

Critical Accounting Policies

The accounting policies followed by the Bank and its subsidiaries conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, which involve the most complex

Rockville Financial, Inc.	18

subjective decisions or assessments, relate to income taxes, pension and other postretirement benefits, the allowance for loan losses and other than temporary impairment of investment securities.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage servicing income, bank owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company’s results of operations are also impacted by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the quarters ended March 31, 2005 and 2004.

Earnings Summary: Net income increased by $81,000, or 9.7%, to $917,000 for the quarter ended March 31, 2005 from $836,000 for the same period in the prior year. The increase in net income primarily resulted from a $1.1 million, or 20.2% increase in our net interest income after provision for loan losses due to an increase in loan volume, partially offset by a 27 basis point decline in the average loan yield and a $248,000 increase in the provision for loan losses and a $182,000, or 25.5% increase in noninterest income offset by a $1.2 million, or 24.4% increase in noninterest expense. The increase in noninterest income was mainly attributable to an increase of $61,000 in ATM fees due to additions made to our ATM network and an increase of $53,000 in gains on sales of investment securities. The increase in noninterest expense is primarily due to an increase in salary and benefits, professional fees and marketing and promotions expense of $544,000, $204,000 and $197,000, respectively. The increase in salary and benefit expenses is due to increased staffing levels related to the growth of both our branch network and our Commercial Lending division and increases in other benefits expense. The increase in professional fees includes expenses of $154,000 that were incurred in connection with preparing for Section 404 compliance with the Sarbanes Oxley Act and fees associated with transactions related to the stock offering made in conjunction with the reorganization into a two-tier holding company. The increase in marketing and promotion expense was incurred to take advantage of growth opportunities created by bank consolidations in our market area.

Net Interest Income Analysis:

Average Balance Sheets, Interest and Yields/Costs: The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

Rockville Financial, Inc.	19

	Three Months Ended March 31,
	2005			2004
	Average	Interest and		Average	Interest and	Yield/
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans receivable, net	$714,887	$9,623	5.38%	$535,996	$7,570	5.65%
Available for sale securities	133,368	1,302	3.90	124,901	1,254	4.02
Federal Home Loan Bank stock	7,535	75	3.98	6,069	33	2.17
Other earning assets	3,244	18	2.22	28,035	53	0.76

Total interest-earning assets	859,034	11,018	5.13	695,001	8,910	5.13

Noninterest-earning assets	42,326			36,311

Total assets	$901,360			$731,312

Interest-bearing liabilities:
NOW and money market accounts	$175,739	459	1.04	$132,303	282	0.85
Savings accounts	164,819	247	0.60	145,248	220	0.61
Certificates of deposit	280,009	1,778	2.54	225,460	1,362	2.42

Total interest-bearing deposits	620,567	2,484	1.60	503,011	1,864	1.48

Mortgagor’s and investor’s escrow accounts	1,851	7	1.51	1,364	5	1.47

Advances from the Federal Home Loan Bank	128,351	1,276	3.98	102,395	1,132	4.42

Total interest-bearing liabilities	750,769	3,767	2.01%	606,770	3,001	1.98%

Noninterest-bearing liabilities	81,372			57,687

Total liabilities	832,141			664,457
Capital	69,219			66,855

Total liabilities and capital	$901,360			$731,312

Net interest income		$7,251			$5,909

Net interest rate spread (1)			3.12%			3.15%
Net interest-earning assets (2)	$108,265			$88,231

Net interest margin (3)			3.38%			3.40%
Average interest-earning assets to average interest-bearing liabilities			114.42%			114.54%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rockville Financial, Inc.	20

Rate Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended
		March 31, 2005
		Compared to
		March 31, 2004
	Increase/(Decrease)
	Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$4,328	$(2,275)	$2,053
Securities int & inc from other assets	(593)	648	55

Total earning assets	3,735	(1,627)	2,108

Interest expense:
NOW and money market accounts	105	72	177
Savings accounts	29	—	29
Certificates of deposit	345	71	416

Total interest-bearing deposits	479	143	622
FHLB Advances	750	(606)	144

Total interest bearing liabilities	1,229	(463)	766

Change in net interest income	$2,506	$(1,164)	$1,342

Net Interest Income: Net interest income before the provision for loan loss was $7.3 million for the quarter ended March 31, 2005, compared to $5.9 million for the same period in the prior year. This $1.3 million, or 22.7% increase in net interest income before the provision for loan losses is primarily due to increased loan volume partially offset by a 27 basis point decline in average loan yield. Average earning assets increased by $164.0 million to $859.0 million as of March 31, 2005 when compared to the same period in the prior year. Our net interest margin declined 2 basis points to 3.38% for the quarter ended March 31, 2005 from 3.40%.

Interest and Dividend Income: Interest and dividend income increased by $2.1 million, or 23.7%, to $11.0 million for the quarter ended March 31, 2005 from $8.9 million for the same period in the prior year. Our yield on earning assets for the quarter ended March 31, 2005 remained constant at 5.13% when compared to the three months ended March 31, 2004. Interest income on loans receivable increased by $2.1 million, or 27.1%, to $9.6 million from $7.6 million. The increase in interest and dividend income was due to a $178.9 million, or a 33.4% increase in average loans receivable offset by a 27 basis point decline in the average yield on the loan portfolio. The decline in the average yield was attributable to a competitive loan environment and the impact of the annual re-pricing of adjustable rate residential mortgages offset by increases in the average yield on loans priced based on prime rate. The prime rate used as an index to re-price various commercial and home equity adjustable loans increased 175 basis points during the past year to 5.75% as of March 31, 2005 from 4.0% at March 31, 2004. Interest and dividend income on securities increased $90,000, or 7.0%, when compared to the same period in the prior year.

Interest Expense: Interest expense for the three months ended March 31, 2005 increased $766,000 or 25.5% to $3.8 million from $3.0 million from the same period in the prior year. The increase resulted from a $144.0 million, or a 23.7% increase in average interest-bearing liabilities and an increase of 3 basis points paid on average interest-bearing liabilities for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase in the cost of funds was due to a rising interest rate environment and was largely mitigated by the increased use of short-term wholesale funding and deposit account strategies to attract lower cost core deposits. Average balances on interest-

Rockville Financial, Inc.	21

bearing deposits rose to $620.6 million, an increase of $117.6 million or 23.4% as of March 31, 2005 compared to $503.0 million as of March 31, 2004.

Provision for Loan Losses: The allowance for loan losses is maintained at a level necessary to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded a provision of $750,000 for the three months ended March 31, 2005, an increase of $ 248,000 compared to the same period in the prior year. The provision increased primarily as a result of significant loan growth. At March 31, 2005, the allowance for loan losses totaled $6.8 million, or 444.6% of nonperforming loans, excluding a nonperforming fully guaranteed USDA loan for $4.9 million which was brought current April 1, 2005, and 0.92% of total loans, compared to $6.4 million at December 31, 2004, or 265.7% of nonperforming loans and 0.91% of total loans.

NonInterest Income: We have the following sources of noninterest income: banking service charges on deposit accounts, Infinex brokerage and insurance fees, bank owned life insurance and mortgage servicing income.

Noninterest income increased by $182,000, or 25.5%, to $895,000 for the three months ended March 31, 2005 from $713,000 earned during the same period in the prior year. Service charges and fees increased $129,000 or 18.8% to $817,000 for the three months ended March 31, 2005 compared to $688,000 for the three months ended March 31, 2004. The increase in service charges and fees was partially attributable to an increase of $61,000 or 37.0% in ATM fees earned due to the addition of four ATM facilities during the period and enhanced ATM marketing programs.

NonInterest Expense: Noninterest expense increased by $1.2 million, or 24.4%, to $6.1 million for the three months ended March 31, 2005 from $4.9 million for the same period in the prior year. The following table summarizes noninterest expense for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended
	March 31,		Increase
	2005	2004	(Decrease)
	(In thousands)
Salaries and employee benefits	$3,057	$2,513	$544
Service bureau fees	638	556	82
Occupancy and equipment	741	725	16
Professional fees	409	205	204
Marketing and promotions	355	158	197
Insurance and FDIC assessments	43	58	(15)
Other	876	703	173

Total noninterest expense	$6,119	$4,918	$1,201

Salary and benefits increased $544,000 due to an increased staffing level in connection with the expansion of branch facilities and the commercial lending division, and increases in other benefit expenses. The number of full-time equivalent employees increased to 166 employees as of March 31, 2005 from 150 as of March 31, 2004. The increase in other benefits expense was primarily due to an increase of $200,000 in supplemental retirement and phantom stock benefits for certain executive officers. The $204,000 increase in professional fees includes expenses of $154,000 that were incurred in connection with preparing for Section 404 compliance with the Sarbanes-Oxley Act and fees associated with transactions related to the offering. Marketing and promotions expense increased

Rockville Financial, Inc.	22

$197,000 or 124.7% primarily as a result of the marketing cost incurred to take advantage of growth opportunities resulting from bank consolidations in our market area.

Other non-interest expense increased by $173,000 or 24.6% to $876,000 for the three months ended March 31, 2005 compared to $703,000 for the same period in the prior year. Significant components of other non-interest expense are as follows:

	Three Months
	Ended
	March 31,		Increase
	2005	2004	(Decrease)
	(In thousands)
Directors fees	$90	$68	$22
Appraisal and credit report	95	41	54
Telephone	62	55	7
Postage	53	71	(18)
Courier	57	51	6
Dues and subscriptions	43	49	(6)
Service charges	33	33	—
Printing and forms	28	21	7
Other	415	314	101

Total other noninterest expense	$876	$703	$173

Income Tax Expense: Income tax expense decreased $6,000 or 1.6% to $360,000 for the three months ended March 31, 2005 as compared to $366,000 incurred for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. Our effective tax rate differs from the statutory rate of 34% for the three months ended March 31, 2005 and March 31, 2004 primarily due to the dividend received deduction and non-taxable earnings on bank owned life insurance for both periods.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Summary: The Company’s total assets increased $33.6 million, or 3.8%, to $923.5 million at March 31, 2005, as compared to $889.9 million at December 31, 2004, primarily due to a $36.9 million increase in loans receivable partially offset by a $6.1 million reduction in available for sale securities. Cash and cash equivalents increased $2.6 million, or 11.9%, due to increased cash levels associated with the addition of two new branches in 2004 and the expansion of our ATM network. Net loans receivable increased $36.9 million, or 5.3%, to $733.1 million at March 31, 2005 as compared to $696.2 million at December 31, 2004 primarily due to an increase in one-to-four family residential mortgages and to a lesser extent, an increase in commercial business loans. Available for sale investment securities declined $6.1 million or 4.5% to $129.9 million at March 31, 2005 as compared to $136.0 million at December 31, 2004. The proceeds from the investment securities were used to fund loan growth.

Deposits increased $25.7 million, or 3.7%, to 718.2 million at March 31, 2005. The growth was principally attributable to increases in NOW accounts and money market and investment savings accounts due to expanded branch operations and increased marketing efforts. Federal Home Loan Bank advances increased $9.8 million, or 8.3%, to $127.8 million at March 31, 2005 from $118.0 at December 31, 2004. The Federal Home Loan Bank borrowing increases were primarily short term overnight advances used to fund loan demand. It is anticipated that these short-term borrowings will be repaid with proceeds from the initial public offering.

Rockville Financial, Inc.	23

Total capital decreased $282,000, or 0.4%, to $68.2 million at March 31, 2005 compared to $68.5 million at December 31, 2004 primarily due to a $1.2 million decrease in unrealized gains on available for sale securities, net of taxes. The decline in unrealized gains was due to rising market interest rates negatively impacting the fair value of the Company’s debt securities during the period and a downward trend in the stock market negatively affecting the fair value of marketable equity securities.

Investment Securities: At March 31, 2005, the Company’s investment portfolio, consisted solely of available for sale securities, was $129.9 million, or 14.1% of total assets. This decrease of $6.1 million, or 4.5% in investment securities, compared to December 31, 2004, was primarily due to scheduled repayments and maturities which were used to fund loan growth. At March 31, 2005, the net unrealized gain on investment securities available for sale was $1.5 million, net of taxes, compared to $2.7 million as of December 31, 2004. As noted earlier, rising market interest rates negatively impacted the fair value of the Company’s debt securities during the period and a downward trend in the stock market negatively affected the fair value of marketable equity securities.

The following table displays a summary of the Company’s investment securities as of March 31, 2005 and December 31, 2004:

	March 31, 2005			December 31, 2004
	Amortized	Fair	Percent of	Amortized		Percent of
	Cost	Value	Protfolio	Cost	Fair Value	Portfolio
			(Dollars in thousands)
Available for sale:
U.S. Government and agency obligations	$1,996	$1,983	1.5%	$1,994	$1,984	1.5%
U.S. Government sponsored enterprises	24,999	24,576	18.9	24,160	24,053	17.7
Mortgage-backed securities	63,529	63,029	48.6	67,291	67,359	49.5
Corporate debt securities	25,574	25,957	20.0	28,384	29,289	21.5
Other debt securities	1,433	1,484	1.1	1,434	1,506	1.1

Total debt securities	117,531	117,029	90.1	123,263	124,191	91.3

Marketable equity securities	9,725	12,520	9.6	8,309	11,490	8.5
Non-marketable equity securities	326	326	0.3	326	326	0.2

	$127,582	$129,875	100.0%	$131,898	$136,007	100.0%

Rockville Financial, Inc.	24

Lending Activities: Net loans receivable increased $36.9 million, or 5.3%, to $733.1 million at March 31, 2005 as compared to $696.2 million at December 31, 2004 primarily due to an increase in one-to-four family residential mortgages and to a lesser extent, an increase in commercial business loans.

The composition of the Bank’s loan portfolio was as follows for the period indicated:

	March 31,		December 31,
	2005		2004
Loan Category		(Dollars in thousands)
Real estate loans:
Residential	$474,706	64.3%	$450,054	64.2%
Commercial	139,691	18.9	136,594	19.5
Construction	24,267	3.3	22,067	3.1
Commercial business loans	96,191	13.0	88,700	12.7
Installment loans	2,175	0.3	2,268	0.3
Collateral loans	1,126	0.2	1,205	0.2

Total loans	738,156	100.0%	700,888	100.0%

Net deferred loan fees and premium	1,778		1,732
Allowance for loan losses	(6,789)		(6,371)

Loans, Net	$733,145		$696,249

Residential real estate loans increased $24.7 million, or 5.5%, to $474.7 million. This increase in loans reflects continued demand for loans in a favorable interest rate environment, a no-closing costs loan program for refinanced residential loans introduced last year and a home equity line of credit marketing campaign. Commercial business loans increased $7.5 million, or 8.5%, to $96.2 million at March 31, 2005. Commercial business loans includes $47.8 million and $48.2 million of loans fully guaranteed by the United States Department of Agriculture as of March 31, 2005 and December 31, 2004, respectively. The remaining commercial business loans represent loans partially guaranteed by the Small Business Administration, revolving business lines of credit and term loans. Management expects to grow the commercial real estate, commercial construction and commercial business loan portfolios due to the hiring of two additional commercial lenders and an additional credit analyst.

Rockville Financial, Inc.	25

Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Once a loan is 90 days delinquent or either the borrower or the loan collateral experiences an event that makes collectibility suspect, the loan is placed on “non-accrual” status. Our policies require six months of continuous payments in order for the loan to be removed from non-accrual status.

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Non-accrual loans:
Residential(1)	$201	$423
Commercial	179	598
Commercial business loans	135	326
Installment, collateral and other loans	16	6

Total non-accrual loans(2)	531	1,353
Accruing loan past due 90 days or more(3)	4,936	—
Troubled debt restructurings	996	1,045

Total non-performing loans	6,463	2,398
Real estate owned	100	150

Total non-performing assets	$6,563	$2,548

Total non-performing loans to total loans	0.88%	0.34%
Total non-performing loans to total assets	0.70%	0.27%
Allowance for loan losses as a percent of total loans	0.92%	0.91%
Allowance for loan losses as a percent of non-performing loans	105.04%	265.68%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on non-accrual loans totaled $23,000 and $96,000 for the three months ended March 31, 2005 and March 31, 2004, respectively.

(3)	Balance as of March 31, 2005 represents a loan that is fully guaranteed by the United States Agriculture Department which was brought current on April 1, 2005.

Allowance for Loan Losses: The methodology used for determining the adequacy of the loan loss contains three key components: 1) a general valuation allowance for each loan type within the portfolio; 2) a higher reserve valuation by type and grade for loans that have been adversely graded; and 3) a specific allowance for loans that have been identified as problem loans or for loans that have an elevated risk profile, including certain impaired or non-performing assets.

General Valuation Allowance. The Bank establishes a reserve for loans that are deemed to have a normal risk profile in recognition of the fact that some inherent expected future loss is associated with the extension of credit. The reserve amount is determined by loan type, historical loss experience for that particular loan type, credit quality trends, delinquency levels, quality of collateral and changes in general economic and business conditions.

Adversely Graded Loans. A loan is considered adversely graded when it has a higher than normal risk profile with the possibility of not receiving timely loan payments and is graded by the degree of risk.

Rockville Financial, Inc.	26

Depending on the loan grade, the type of loan and the degree of collateral protection, a percentage allocation is made in determining the adequacy of the Allowance for Loan Losses.

Specific Allowance. Adversely graded loans are reviewed individually in order to ensure that the percentage allocation adequately reflects the identified risk level. If the risk level exceeds the standard percentage allocation, then a specific reserve is established for that loan.

The credit quality of the Bank’s loan portfolio is reviewed by a third party risk assessment firm, regulatory examiners and by the Bank’s internal credit management function. Review findings are reported periodically to senior management, the Board Lending Committee and the Board of Directors. This process is supplemented with several risk assessment tools including monitoring of delinquency levels, analysis of historical loss experience by loan type, identification of portfolio concentrations by borrower and industry, and a review of economic conditions that might impact loan quality. Based on these findings the percentage reserved for each loan type is evaluated to ensure a proper reserve percentage. The Allowance for Loan Losses is calculated on a quarterly basis and reported to the Board of Directors.

Any loan that is 90 or more days delinquent is placed on non-accrual and classified as a non-performing asset. A loan is classified as impaired when it is probable that the Bank will be unable to collect all amounts due in accordance with the terms of the loan agreement. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment for Loan-Income Recognition and Disclosures,” an allowance is maintained for impaired loans to reflect the difference, if any, between the principal balance of the loan and the present value of projected cash flows, observable fair value or collateral value. SFAS No. 114 defines an impaired loan as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan.

This analysis process is both quantitative and subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

The allowance for loan losses increased $418,000, or 6.6%, to $6.8 million at March 31, 2005. The increase in loan loss resulted from a $750,000 provision for loan losses for the three months ended March 31, 2005 offset by $332,000 in net charge-offs. The increase in the allowance was deemed necessary based upon management’s analysis and the growth of the loan portfolio. At March 31, 2005, the allowance for loan losses represented 0.92% of total loans and 444.6% of non-performing loans, excluding the fully guaranteed non-performing USDA loan which was brought current on April 1, 2005 and 105.0% of non-performing loans when including the fully guaranteed non-performing USDA loan, compared to 0.91% of total loans and 265.7% of non-performing loans as of December 31, 2004.

Rockville Financial, Inc.	27

Deposits: The following table displays a summary of the Company’s deposits as of March 31, 2005 and December 31, 2004:

	March 31,		December 31,
	2005		2004
	(Dollars in thousands)
Deposit type:
Demand deposits	$74,821	10.4%	$77,972	11.3%
NOW accounts	97,308	13.5	88,768	12.8
Regular savings	168,249	23.4	161,215	23.3
Money market and investment savings	98,286	13.7	84,789	12.2
Club accounts	468	0.1	205	0.0

Total transaction accounts	439,132	61.1	412,949	59.6

Certificates of deposit	279,067	38.9	279,549	40.4

Total deposits	$718,199	100.0%	$692,498	100.0%

Deposits increased $25.7 million, or 3.7%, to $718.2 million at March 31, 2005. The growth was principally attributable to increases in NOW accounts and money market and investment savings accounts due to expanded branch operations and increased marketing efforts. The Company promoted an ultimate money market product at a competitive rate that required direct deposit of a checking account in order to qualify for the product.

Liquidity and Capital Resources: We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 20.4% and 25.6% for the three months ended March 31, 2005 and the year ended December 31, 2004, respectively. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2005 and December 31, 2004, respectively, $24.7 million and $22.1 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.

The Company plans to use the proceeds received from the initial public offering to repay $21.8 million in short-term advances from the Federal Home Loan Bank, to purchase investments and for general corporate purposes.

Rockville Financial, Inc.	28

During the three months ended March 31, 2005 and 2004, our loan originations and purchases, net of collected principal and loan sales, totaled $37.6 million and $15.9 million, respectively, reflecting net growth in our portfolio due to a favorable interest rate environment and a no-closing cost residential loan program targeted at the refinance market. Cash received from the calls and maturities of investment securities totaled $4.1 million and $8.0 million during the three months ended March 31, 2005 and 2004, respectively. We purchased $6.2 million and $14.3 million and received proceeds from the sale of $2.7 million and $451,000 in available for sale investment securities during the three months ended March 31, 2005 and 2004, respectively.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $25.7 million and $53.7 million for the three months ended March 31, 2005 and 2004, respectively. Rockville Bank experienced higher deposit levels in 2004 and 2005 due to the consolidation of competitors in its markets.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At March 31, 2005, we had $127.8 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $143.5 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 20% of total assets, or $184.7 million at March 31, 2005.

At March 31, 2005, we had outstanding commitments to originate loans of $27.6 million and unfunded commitments under lines of credit and stand-by letters of credit of $137.3 million. At March 31, 2005, certificates of deposit scheduled to mature in less than one year totaled $182.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General: The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, in general have longer contractual maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee meets at least quarterly to review our asset/liability policies and interest rate risk position.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans including, adjustable rate one-to-four family, commercial and consumer loans, (ii) reducing and shortening the expected average life of the investment portfolio, and (iii) whenever possible, lengthening the term structure of our deposit base and our borrowings from the Federal Home Loan Bank of Boston. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.

Rockville Financial, Inc.	29

Quantitative Analysis:

Income Simulation: Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2005 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage
Increase (Decrease) in
Estimated Net
Interest Income
Over 12 Months
300 basis point increase in rates	(8.7)%
150 basis point increase in rates	2.3
150 basis point decrease in rates	(9.4)

Rockville Bank’s Asset/Liability policy limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, our return on assets (ROA) may change by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario. These limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to decrease by a greater amount if interest rates fall. At March 31, 2005, income at risk (i.e., the change in net interest income) was a decrease of 8.7% and a decrease of 9.4% based on a 300 basis point increase and a 150 basis point decrease in interest rates, respectively. At March 31, 2005, return on assets is modeled to decrease by 19 basis points and to decrease by 22 basis points based on a 300 basis point increase and a 150 basis point decrease in interest rates, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, based upon an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934), the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls: During the quarter under report, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the

Rockville Financial, Inc.	30

Securities and Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various litigation matters arising in the ordinary course of business. Although the ultimate resolution of these matters cannot be determined at this time, management of the Company does not believe that such matters, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of the Company.

Item 6. Exhibits

2.0	- Amended and Restated Plan of Reorganization and Minority Stock Issuance (incorporated herein by reference to Exhibit 2 to the
   Registration Statement on Form S-1 files for Rockville Financial Inc., as amended, initially filed on December 17, 2004
(File No. 333-121421))

3.1	- Charter of Rockville Financial Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 files for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

3.2	- Bylaws of Rockville Financial Inc.

4	- Form of Specimen Stock Certificate of Rockville Financial, Inc. (incorporated by reference to Exhibit 4 to the Registration
Statement on Form S-1 files for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

31.1	- Rule 13a-14(a)/15d-14(a) Certification.

31.2	- Rule 13a-14(a)/15d-14(a) Certification.

32	- Section 1350 Certifications.

Rockville Financial, Inc.	31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.

By:	/s/ Mr. William J. McGurk

Mr. William J. McGurk
President and Chief Executive Officer

Date:	May 13, 2005

By:	/s/ Mr. Gregory A. White

Mr. Gregory A. White
Chief Financial Officer and Treasurer

Date:	May 13, 2005

Rockville Financial, Inc.	32