Form 10-Q
period 2005-06-30
Rockville Financial Inc.
filed 2005-08-15
CIK 1311131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 10 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.
Commission File Number: 000-51239
ROCKVILLE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Connecticut	30-0288470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut	06066
(Address of principal executive officers)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Ruler 12B-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock (no par value)	19,435,000

Class	Shares Outstanding at August 15, 2005

Rockville Financial, Inc.

Rockville Financial, Inc.	2

Part I — FINANCIAL INFORMATION
     Item 1. Interim Financial Statements:
Rockville Financial, Inc.
Condensed Consolidated Statements of Condition
(In Thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$35,684	$18,652
Short-term investments	1,466	3,448

Total cash and cash equivalents	37,150	22,100
AVAILABLE FOR SALE SECURITIES—At fair value	124,680	136,007
LOANS RECEIVABLE (Net of allowance for loan losses of $7,670 in 2005 and $6,371 in 2004)	783,433	696,249
FEDERAL HOME LOAN BANK STOCK	8,498	7,412
ACCRUED INTEREST RECEIVABLE	3,323	3,013
DEFERRED TAX ASSET	2,809	1,606
BANK PREMISES AND EQUIPMENT—Net	7,889	7,382
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	8,456	8,290
OTHER ASSETS	4,165	6,784

TOTAL	$981,473	$889,913

LIABILITIES AND CAPITAL
LIABILITIES
Deposits:
Non-interest bearing	$82,092	$77,972
Interest bearing	634,552	614,526

Total deposits	716,644	692,498
MORTGAGORS AND INVESTORS ESCROW ACCOUNTS	4,685	3,979
ADVANCES FROM THE FEDERAL HOME LOAN BANK	104,249	118,015
ACCRUED EXPENSES AND OTHER LIABILITIES	7,555	6,895

Total liabilities	833,133	821,387

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2005)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,435,000 shares issued and outstanding at June 30, 2005)	—	—
Additional paid-in capital	85,249	—
Unallocated stock held by ESOP	(4,373)	—
Retained earnings	67,064	67,338
Accumulated other comprehensive income, net of tax	400	1,188

Total stockholders’ equity	148,340	68,526

TOTAL	$981,473	$889,913

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	3

Rockville Financial, Inc.
Condensed Consolidated Statements of Income
(In Thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)
INTEREST AND DIVIDEND INCOME:
Loans	$10,369	$7,942	$19,992	$15,512
Securities-interest	1,221	1,230	2,444	2,436
Interest bearing deposits	27	57	45	110
Securities-dividends	174	87	328	168

Total interest and dividend income	11,791	9,316	22,809	18,226

INTEREST EXPENSE
Deposits	2,602	2,013	5,093	3,882
Borrowed funds	1,206	1,007	2,482	2,139

Total interest expense	3,808	3,020	7,575	6,021

Net interest income	7,983	6,296	15,234	12,205

PROVISION FOR LOAN LOSSES	850	525	1,600	1,027

Net interest income after provision for loan losses	7,133	5,771	13,634	11,178

NONINTEREST INCOME:
Service charges and fees	904	811	1,721	1,499
Net gain from sale of securities	87	87	165	112

Total noninterest income	991	898	1,886	1,611

NONINTEREST EXPENSE:
Salaries and employee benefits	3,189	2,744	6,246	5,257
Service bureau fees	704	498	1,342	1,054
Occupancy and equipment	633	700	1,374	1,425
Professional fees	267	216	676	421
Marketing and promotions	215	374	570	532
Insurance and FDIC assessments	64	27	107	85
Contribution to Rockville Bank Community Foundation, Inc.	3,887	—	3,887	—
Other	836	1,238	1,712	1,941

Total noninterest expense	9,795	5,797	15,914	10,715

(LOSS) INCOME BEFORE INCOME TAXES	(1,671)	872	(394)	2,074
BENEFIT FROM (PROVISION FOR) INCOME TAXES	480	(266)	120	(632)

NET (LOSS) INCOME	$(1,191)	$606	$(274)	$1,442

(Continued)

Rockville Financial, Inc.	4

Rockville Financial, Inc.
Condensed Consolidated Statements of Income — Continued

	For the Period	For the Three	For the Period	For the Six
	from May 20,	Months	from May 20,	Months
	2005 to June	Ended June	2005 to June	Ended June
	30, 2005	30, 2004	30, 2005	30, 2004
Net loss per share (see Note 3):
Basic	$(.01)	N/A	(.01)	N/A
Diluted	$(.01)	N/A	(.01)	N/A

Weighted average shares outstanding:
Basic	18,997,713	N/A	18,997,713	N/A
Diluted	18,997,713	N/A	18,997,713	N/A
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	5

Rockville Financial, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2005 and 2004
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Common Stock
				Unallocate		Accumulated
			Additional	Common		Other	Total
			Paid-in	Shares Held	Retained	Comprehensive	Stockholders’
	Shares	Dollars	Capital	by ESOP	Earnings	Income	Equity
Six months ended June 30, 2005:
Balance at January 1, 2005	—	$—	$—	$—	$67,338	$1,188	$68,526
Issuance of common stock to Rockville Financial MHC, Inc.	10,689,250	—	—	—	—	—	—
Issuance of common stock, net of expenses of $2.3 million (Note 1)	8,357,050	—	81,299	—	—	—	81,299
Issuance of common stock to Rockville Bank Community, Foundation, Inc., including additional tax benefit due to higher basis for tax purposes	388,700	—	3,950	—	—	—	3,950
Shares purchased for ESOP	—	—	—	(4,373)	—	—	(4,373)
Comprehensive loss:
Net loss	—	—	—	—	(274)	—	(274)
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	(788)	(788)

Total comprehensive loss							(1,062)

Balance at June 30, 2005	19,435,000	$—	$85,249	$(4,373)	$67,064	$400	$148,340

Six months ended June 30, 2004:
Balance at January 1, 2004	—	$—	$—	$—	$63,890	$2,027	$65,917
Comprehensive loss:
Net income	—	—	—	—	1,442	—	1,442
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	(1,627)	(1,627)

Total comprehensive loss							(185)

Balance at June 30, 2004	—	$—	$—	$—	$65,332	$400	$65,732

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	6

Rockville Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	For the Six Months Ended
	June 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(274)	$1,442
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments — net	183	348
Provision for loan losses	1,600	1,027
Contribution to Rockville Bank Community Foundation, Inc.	3,887	—
Net gain from sale of securities	(165)	(112)
Depreciation and amortization	569	674
Deferred income taxes	(734)	(190)
Increase in cash surrender value of bank owned life insurance	(166)	(129)
Change in assets and liabilities:
Deferred loan fees and premiums	(151)	(1,320)
Accrued interest receivable	(310)	(58)
Other assets	1,302	(14)
Accrued expenses and other liabilities	660	8,318

Net cash provided by operating activities	6,401	9,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	4,031	1,343
Proceeds from maturities of available for sale securities	7,584	10,065
Principal payments on available for sale mortgage-backed securities	7,628	8,535
Purchase of available for sale securities	(9,128)	(31,345)
Purchase of Federal Home Loan Bank Stock	(1,086)	—
Net increase in loans	(88,633)	(71,542)
Purchases of bank premises and equipment	(1,076)	(427)
Proceeds from the surrender of Split Dollar life insurance	1,317	—

Net cash used in investing activities	(79,363)	(83,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits	4,120	12,339
Net increase in interest bearing deposits	20,026	85,013
Increase (decrease) in mortgagors’ and investors’ escrow accounts	706	(801)
Proceeds from Federal Home Loan Bank advances	—	7,000
Repayments of Federal Home Loan Bank advances	(13,766)	(23,068)
Net proceeds from common stock offering	81,299	—
Acquisition of common stock by ESOP	(4,373)	—

Net cash provided by financing activities	88,012	80,483

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,050	7,098

CASH AND CASH EQUIVALENTS — Beginning of year	22,100	28,454

CASH AND CASH EQUIVALENTS — End of period	$37,150	$35,552

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$7,590	$6,105
Income taxes	400	500
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	7

Rockville Financial, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Mutual Holding Company Reorganization and Minority Stock Issuance
Rockville Financial, Inc., (the “Company”), a state-chartered mid-tier stock holding company was formed on December 17, 2004 to reorganize Charter Oak Community Bank Corp. from a state-chartered mutual holding company to a state-chartered two-tier mutual and stock holding company. On May 20, 2005, the Reorganization and Minority Stock Issuance Plan (the “Plan”) adopted by the Company’s, Charter Oak Community Bank Corp.’s and Rockville Bank’s Board of Directors was completed. Charter Oak Community Bank Corp.’s name was changed to Rockville Financial MHC, Inc. and 100% of the stock of its wholly-owned subsidiary Rockville Bank (the “Bank”) was exchanged for 10,689,250 shares, or 55% of the stock issued by the Company. Rockville Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and fifteen branches located in Hartford and Tolland counties in Connecticut. The Bank’s deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.
The Company sold a total of 8,357,050 shares of its common stock, representing 43% of the outstanding common shares at $10.00 per share to eligible account holders and employee benefit plans of the Bank pursuant to subscription rights as set forth in the Plan. Reorganization costs of $2.3 million were incurred in conducting the offering and were recorded as a reduction of the proceeds from the shares sold in the reorganization.
For a period of five years following completion of the Plan, no person, acting singly or with an associate or group of persons acting in concert, shall directly, or indirectly, offer to acquire or acquire the beneficial ownership of more than ten percent (10%) of any class of an equity security of the Company without the prior approval of the Connecticut Banking Commissioner.
As of June 30, 2005, the Company had not engaged in any business activities other than owning the common stock of Rockville Bank. Rockville Financial MHC, Inc. does not conduct any business activity other than owning a majority of the common stock of Rockville Financial, Inc.
In connection with the stock offering, the Company established Rockville Bank Community Foundation, Inc., a non-profit charitable organization dedicated to helping the communities that the Bank serves. The Foundation was funded with a contribution of 388,700 shares of the Company’s common stock. The stock donation resulted in a $3.9 million contribution expense being recorded and an additional $63,000 deferred tax benefit was recognized as the basis of the contribution for tax purposes is equal to the stock’s trading price on the first day of trading which was higher than the initial issuance price used to record the contribution expense.
As part of the reorganization and stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The ESOP borrowed $4.4 million from the Company to purchase 437,287 shares of common stock. The Bank intends to make annual contributions adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP.
The interest rate for the ESOP is the prime rate plus one percent which was 7.25% as of June 30, 2005. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of June 30, 2005 the outstanding loan balance is $4.4 million and there have been no principal payments on the loan since inception. The Company accounts for these ESOP shares in accordance with Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans (“SOP 93-6”). Under SOP 93-6, unearned ESOP shares are not considered outstanding for calculating net income (loss) per common share and are shown as a reduction of shareholders’ equity and presented as unearned common shares held by ESOP. During the period the ESOP shares are committed to be released, the Company recognizes compensation cost equal to the

Rockville Financial, Inc.	8

fair value of the ESOP shares, unearned common shares held by ESOP will be reduced by the cost of the ESOP shares and the differential between the fair value and the cost will be charged to additional paid-in capital. In accordance with SOP 93-6, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability in the Company’s financial statements as the loan is internally leveraged. As of June 30, 2005, all of the ESOP shares purchased remain unallocated and no shares have been released to date. The ESOP compensation expense for the three months ended June 30, 2005 was $262,000 based upon the estimated fair value of the shares the Company expects to release in 2005.
2. Basis of Presentation and Principles of Consolidation
The condensed consolidated interim financial statements and the accompanying notes presented in this report include the accounts of Rockville Financial Inc. and its wholly-owned subsidiary Rockville Bank, and the Bank’s wholly-owned subsidiaries, The SBR Mortgage Company, The Savings Bank of Rockville Investment Company and Rockville Financial Services, Inc.
The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the condensed financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Consolidated Financial Statements included in the Company’s Registration Statement on Form S-1, as amended.
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
3. Earnings Per Share
Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share sets forth computational, presentation and disclosure requirements regarding basic and diluted earnings per share. When presented, basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Rockville Financial, Inc.	9

Earnings per share data is not presented in these consolidated financial statements prior to May 20, 2005 since shares of common stock were not issued until May 20, 2005; therefore, per share information for prior periods is not meaningful.
The following table sets forth the calculation of basic and diluted earnings per share for the period from May 20, 2005 to June 30, 2005:

For the
Period from
May 20, 2005
to June 30,
2005
(Dollars in thousands
except share information)
Net loss	$(2,031)
Weighted average shares outstanding:

Weighted average shares outstanding	19,435,000

Less: unearned ESOP shares	(437,287)

Basic shares	18,997,713

Diluted shares	18,997,713

Earnings per share:
Basic	$(.01)
Diluted	$(.01)
4. Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statements 123 (R) replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) is effective for the Company as of January 1, 2006. The Company is in the process of determining the method of adoption and the impact of SFAS No. 123(R) upon adoption.
In December 2004, the FASB issued SFAS No. 153 Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29 and will require that nonmonetary exchanges be accounted for at fair value, and that a gain or loss be recognized, if the transactions meet a commercial substance criterion and if fair value is determinable. Companies will no longer be permitted to use an exception for similar productive assets to account for nonmonetary exchanges at book value with no gain or loss being recognized. The adoption of these new rules did not have a material impact on the Company’s consolidated financial statements.

Rockville Financial, Inc.	10

In May 2005, The FASB issued SFAS No. 154 Accounting Changes, which replaces APB Opinion No. 20 and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This applies to accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on the Company’s consolidated financial statements.
5. Available for Sale Investment Securities:
The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale investment securities at June 30, 2005 and December 31, 2004 are as follows:

	Amortized	Gross Unrealized		Fair
June 30, 2005	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$1,998	$—	$9	$1,989
U.S. Government sponsored enterprises	24,999	1	221	24,779
Mortgage-backed securities	59,555	320	364	59,511
Corporate debt securities	22,035	367	8	22,394
Other debt securities	1,431	62	—	1,493

Total debt securities	110,018	750	602	110,166

Marketable equity securities	11,421	3,161	394	14,188
Non-marketable equity securities	326	—	—	326

	$121,765	$3,911	$996	$124,680

	Amortized	Gross Unrealized		Fair
December 31, 2004	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$1,994	$—	$10	$1,984
U.S. Government sponsored enterprises	24,160	11	118	24,053
Mortgage-backed securities	67,291	464	396	67,359
Corporate debt securities	28,384	905	—	29,289
Other debt securities	1,434	72	—	1,506

Total debt securities	123,263	1,452	524	124,191

Marketable equity securities	8,309	3,341	160	11,490
Non-marketable equity securities	326	—	—	326

	$131,898	$4,793	$684	$136,007

At June 30, 2005, the net unrealized gain on securities available for sale of $2.9 million, net of income taxes of $1.0 million, or $1.9 million is included in accumulated other comprehensive income. At December 31, 2004, the net unrealized gain on securities available for sale of $4.1 million, net of income taxes of $1.4 million, or $2.7 million is included in accumulated other comprehensive income.

Rockville Financial, Inc.	11

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at June 30, 2005 and December 31, 2004:

June 30, 2005	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$994	$5	$995	$4	$1,989	$9
U.S. Government sponsored enterprises	17,885	114	5,893	107	23,778	221
Mortgage-backed securities	8,655	32	24,129	332	32,784	364
Corporate debt securities	1,102	8	—	—	1,102	8

Total debt securities	28,636	159	31,017	443	59,653	602
Marketable equity securities	6,403	369	65	25	6,468	394

Total	$35,039	$528	$31,082	$468	$66,121	$996

December 31, 2004	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$1,984	$10	$—	$—	$1,984	$10
U.S. Government sponsored enterprises	15,894	118	—	—	15,894	118
Mortgage-backed securities	24,170	275	7,657	121	31,827	396

Total debt securities	42,048	403	7,657	121	49,705	524
Marketable equity securities	1,881	143	80	17	1,961	160

Total	$43,929	$546	$7,737	$138	$51,666	$684

As of June 30, 2005 and December 31, 2004, management determined that none of the securities in an unrealized loss position were other than temporarily impaired based on their evaluation of current market trends, the nature of the investments and industry analysis. Management has both the intent and ability to hold the securities with unrealized losses for the time necessary to recover the amortized cost.

Rockville Financial, Inc.	12

6. Loans Receivable and Allowance for Loan Losses:
A summary of the Company’s loan portfolio at June 30, 2005 and December 31, 2004 is as follows:

	June 30,		December 31,
	2005		2004
	(Dollars in thousands)
Real estate loans:
Residential	$504,975	63.9%	$450,054	64.2%
Commercial	145,760	18.5%	136,594	19.5%
Construction	26,853	3.4%	22,067	3.1%

	677,588		608,715

Commercial business loans	108,184	13.7%	88,700	12.7%
Installment loans	2,235	0.3%	2,268	0.3%
Collateral loans	1,213	0.2%	1,205	0.2%

Total loans	789,220	100.0%	700,888	100.0%

Net deferred loan costs and premiums	1,883		1,732

Allowance for loan losses	(7,670)		(6,371)

Loans, net	$783,433		$696,249

Changes in the allowance for loan losses for the periods ended June 30, 2005 and June 30, 2004 are as follows:

	At or For the Three Months		At or For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Allowance, beginning of the period	$6,789	$5,115	$6,371	$4,971
Provision for loan losses	850	525	1,600	1,027
Loans charged-off	(14)	(11)	(355)	(377)
Recoveries of loans previously charged off	45	13	54	21

Balance, end of period	$7,670	$5,642	$7,670	$5,642

Rockville Financial, Inc.	13

7. DEPOSITS
Deposits at June 30, 2005 and December 31, 2004 were as follows:

	June 30,		December 31,
	2005		2004
	(Dollars in thousands)
Demand deposits	$82,092	11.5%	$77,972	11.3%
NOW accounts	101,877	14.2%	88,768	12.8%
Regular savings	169,779	23.6%	161,215	23.3%
Money market and investment savings	94,983	13.3%	84,789	12.2%
Club accounts	706	0.1%	205	0.0%

Total transaction accounts	449,437	62.7%	412,949	59.6%

Certificates of deposit	267,207	37.3%	279,549	40.4%

Total deposits	$716,644	100.0%	$692,498	100.0%

A summary of interest expense by account type for the three and six months ended June 30, 2005 and 2004 is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Savings and demand deposits	$779	$537	$1,492	$1,044
Time deposits	1,823	1,476	3,601	2,838

	$2,602	$2,013	$5,093	$3,882

8. Borrowings:
The Bank is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). At June 30, 2005 and December 31, 2004, the Bank had access to a pre-approved secured line of credit with the FHLBB of $10 million and the capacity to obtain additional advances up to a certain percentage of the value of its qualified collateral, as defined in the FHLBB Statement of Credit Policy. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At June 30, 2005, there were $1.3 million of borrowings outstanding under the line of credit. There were no advances outstanding under the line of credit at December 31, 2004. Other outstanding advances from the FHLBB aggregated $102.9 million at June 30, 2005, at interest rates ranging from 2.77% to 6.47%, and $118.0 million at December 31, 2004, at interest rates ranging from 2.35% to 6.47%.
As of June 30, 2005, $8.5 million of FHLBB borrowings were scheduled to mature in less than one year. The balance of $95.7 million is due at various maturity dates in 2006 through 2013.

Rockville Financial, Inc.	14

9. Benefit Plans:
The Company sponsors a noncontributory defined benefit pension plan (the “Pension Plan”) covering all full-time employees hired before January 1, 2005. Participants become eligible for the Plan after attaining age 21 and completing one year of service. Participants become 100% vested after five years of employment of vesting service. The Bank’s funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes, while meeting the minimum funding standards established by the ERISA.
The Company uses September 30 as the measurement date for its pension plan and December 31 for its post-retirement benefit plan.
In January 2004, the Bank established a Supplemental Executive Retirement Agreement with an executive officer of the Company. Additionally, effective December 1, 2004, the Bank adopted the Supplemental Executive Retirement Plan (the “SERP”) covering two designated executive officers of the Bank. The SERP provides the two designated officers with a retirement benefit equal to 70% of their respective average annual earnings, as defined.
Components of Net Periodic Benefit Cost

	Pension Plans		Post-Retirement Benefits
	Three Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Service cost	$200	$141	$2	$2
Interest cost	182	139	19	24
Expected return on plan assets	(210)	(118)	—	—
Amortization of net actuarial losses	84	82	8	19
Amortization of prior service cost (benefits)	155	2	—	(15)

Net periodic benefit cost	$411	$246	$29	$30

	Pension Plans		Post-Retirement Benefits
	Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Service cost	$400	$282	$4	$4
Interest cost	364	278	39	48
Expected return on plan assets	(420)	(236)	—	—
Amortization of net actuarial losses	168	164	16	38
Amortization of prior service cost (benefits)	310	4	(1)	(30)

Net periodic benefit cost	$822	$492	$58	$60

No contributions have been made to the pension plan for the six months ended June 30, 2005. During that same period, $20,000 was contributed to the post-retirement plan. The Company anticipates contributing $600,000 and $87,000 during the year ended December 31, 2005, to fund the pension and post retirement benefit plans, respectively.

Rockville Financial, Inc.	15

10. Other Comprehensive (Loss) Income:
The following table summarizes the components of other comprehensive income (loss) and the related tax effects for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In thousands)
Unrealized gains arising during the period	$536	$(183)	$353

Add reclassification adjustment for net gain from sale of securities recognized in net income	87	(29)	58

Total other comprehensive income	$623	$(212)	$411

	Three Months Ended June 30, 2004
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In thousands)
Unrealized losses arising during the period	$(3,264)	$1,109	$(2,155)

Add reclassification adjustment for net gain from sale of securities recognized in net income	87	(29)	58

Total other comprehensive loss	$(3,177)	$1,080	$(2,097)

	Six Months Ended June 30, 2005
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In thousands)
Unrealized losses arising during the period	$(1,359)	$462	$(897)

Add reclassification adjustment for net gain from sale of securities recognized in net income	165	(56)	109

Total other comprehensive loss	$(1,194)	$406	$(788)

	Six Months Ended June 30, 2004
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In thousands)
Unrealized losses arising during the period	$(2,577)	$876	$(1,701)

Add reclassification adjustment for net gain from sale of securities recognized in net income	112	(38)	74

Total other comprehensive loss	$(2,465)	$838	$(1,627)

Rockville Financial, Inc.	16

11. Commitments and Contingencies:
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
Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
	(In thousands)
Commitments to extend credit:
Future loan commitments	$37,007	$25,046
Undisbursed construction loans	36,077	22,993
Undisbursed home equity lines of credit	69,640	59,229
Undisbursed commercial lines of credit	38,140	44,049
Standby letters of credit	4,264	4,121
Unused checking overdraft lines of credit	79	71

	$185,207	$155,509

12. Legal Matters:
The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.
13. Regulatory Matters:
The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Bank meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Bank was classified at its most recent notification as “well capitalized”. At June 30, 2005, the Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

Rockville Financial, Inc.	17

The following is a summary of the Bank’s regulatory capital amounts and ratios as of June 30, 2005 and December 31, 2004 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
Rockville Bank at June 30, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$111,745	16.8%	$53,149	8.0%	$66,436	10.0%
Tier I capital to risk weighted assets	103,862	15.6	26,563	4.0	39,845	6.0
Tier I capital to total average assets	103,862	11.0	37,906	4.0	47,382	5.0

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
Rockville Bank	Actual		Purposes		Action Provisions
at December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$69,509	11.9%	$47,125	8.0%	$58,906	10.0%
Tier I capital to risk weighted assets	62,942	10.7	23,530	4.0	35,295	6.0
Tier I capital to total average assets	62,942	7.3	34,489	4.0	43,111	5.0
14. Income Taxes:
Income taxes are provided on an interim basis using the estimated annual effective tax rate. Our effective tax rate differs from the statutory rate of 34% for the three months and six months ended June 30, 2005 and June 30, 2004 primarily due to the dividend received deduction, tax exempt interest and non-taxable earnings on bank owned life insurance for both periods.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management’s Discussion and Analysis included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of the management of the Company and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Company’s results to differ materially from those set forth in such forward-looking statements.
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
Forward-looking statements involve risks and uncertainties. Actual conditions, events or results may differ materially from those contemplated by a forward-looking statement. Factors that could cause this difference—many of which are beyond the Company’s control—include the following, without limitation:
•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect the Company’s business.

Rockville Financial, Inc.	18

•	The timeliness of development and acceptance of new products and services may be different than anticipated.

•	Technological changes instituted by the Company and by persons who may affect the Company’s business may be more difficult to accomplish or more expensive than anticipated or may have unforeseen consequences.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Competitive pressures among financial services companies may increase significantly.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect the Company or its businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board and the Financial Accounting Standards Board, may affect expected financial reporting.

•	The costs, effects and outcomes of litigation may adversely affect the Company or its businesses.

•	The Company may not manage the risks involved in the foregoing as well as anticipated.
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
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to income taxes, pension and other post-retirement benefits, the allowance for loan losses and other than temporary impairment of investment securities.
Overview
     Rockville Financial, Inc., (the “Company”), a state-chartered mid-tier stock holding company was formed on December 17, 2004 to reorganize Charter Oak Community Bank Corp. from a state-chartered mutual holding company to a state-chartered two-tier mutual and stock holding company. On May 20, 2005, the Reorganization and Minority Stock Issuance Plan (the “Plan”) adopted by the Company’s and Bank’s Board of Directors was completed. Its wholly-owned subsidiary Rockville Bank (the “Bank”) provides a full range of banking services to consumer and commercial customers through its main office in Rockville and fifteen branches located in Hartford and Tolland counties in Connecticut. The Bank’s deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

Rockville Financial, Inc.	19

The Company strives to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in the market areas that it has served since 1858. Rockville Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as residential and commercial real estate loans, consumer loans and a variety of deposit products. Our business philosophy is to remain a community-oriented franchise and continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include expanding our banking network by pursuing new branch locations and branch acquisition opportunities in our market area, continuing our residential mortgage lending activities which comprise a majority of our loan portfolio and expanding our commercial real estate and commercial business lending activities.
Comparison of Operating Results for the Three Months and Six Months Ended June 30, 2005 and 2004
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage servicing income, bank owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company’s results of operations are also impacted by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the three and six months ended June 30, 2005 and 2004.
Earnings Summary: Net income decreased by $1.8 million, to a net loss of $1.2 million for the three months ended June 30, 2005 from a net income of $606,000 for the same period in the prior year. This decline was primarily attributable to a $3.9 million expense related to a common stock contribution to Rockville Bank Community Foundation, Inc. in connection with the initial public offering with a related tax benefit of $1.3 million. The Foundation was established with a contribution of 2%, or 388,700 shares of the Company’s common stock to support educational activities and charitable causes in the communities that the Bank serves. Excluding the Foundation contribution expense and the related tax benefit, net income would have increased by $904,000 or 149.2% to $1.5 million for the quarter ended June 30, 2005 when compared to the same period in the prior year primarily due to an increase of $1.4 million, or 23.6%, in net interest income after the provision for loan losses resulting from a $61.3 million, or 64.4% increase in average net interest-earning assets and a 9 basis point increase in the net interest margin and a $93,000, or 10.4% increase in noninterest income and partially offset by a $111,000, or 1.2% increase in noninterest expense. The increase in the average net interest-earning assets reflects the use of stock proceeds in funding loan growth. The increase in noninterest income was primarily due to an increase of $45,000 in ATM fees due to additions made to our ATM network and a $20,000 increase in Bank Owned Life Insurance (“BOLI”) income resulting from an additional $2 million investment made in August 2004. The increase in noninterest expense is primarily attributable to an increase of $445,000 in salary and benefits and $206,000 in service bureau fees offset by declines of $159,000 in marketing and $402,000 in other expenses. The increase in salary and benefit expenses is due to increased staffing levels related to the increased capacity of our branch network, additions to our Commercial Lending division and increases in other benefits expense. The number of full-time equivalent employees increased to 167 as of June 30, 2005 from 154 as of June 30, 2004. The $206,000 increase in service bureau fees is due to increased costs of $64,000 for ATM servicing due to the additions made to our ATM network, $110,000 increase in core processing costs due to increased capacity and a $33,000 increase in wide area network costs. The $159,000 decline in marketing expenses is due to increased marketing costs incurred last year to take advantage of growth opportunities created by bank consolidations in our market area. The reduction in other noninterest expense is due to a $358,000 charge-off of uncollectible reconciliation items that was posted in the second quarter of 2004 after we determined that it was not cost beneficial to pursue further investigation and collection of the outstanding items. Procedures and personnel performing the

Rockville Financial, Inc.	20

outstanding account reconciliation were changed. Management believes the reconciliation is now being completed properly and reconciling items are clearing in a timely manner.
Net income for the six months ended June 30, 2005, decreased $1.7 million, or 119.0%, to a net loss of $274,000, compared with net income of $1.4 million for the six months ended June 30, 2004, that included a $2.5 million, or 21.9% increase in net interest income after provision and a $275,000, or 17.1% increase in noninterest income and a $5.2 million increase in noninterest expenses offset by a decrease in income taxes of $752,000 or 119%. Excluding the Foundation contribution expense and the related tax benefit, net income would have increased by $986,000 or 68.3% to $2.4 million for the quarter ending June 30, 2005 when compared to the same period in the prior year primarily due to an increase of $2.5 million, or 22.0%, in net interest income after the provision for loan losses primarily resulting from a $40.8 million, or 44.5% increase in average net interest-earning assets and a $275,000, or 17.1% increase in noninterest income partially offset by a $1.3 million, or 12.3% increase in noninterest expense.
Income Statement Summary

	For the Three
	Months			For the Six Months
	Ended June 30,			Ended June 30,
	2005	2004	Change	2005	2004	Change
	(In thousands)
Net interest income	$7,983	$6,296	$1,687	$15,234	$12,205	$3,029
Provision for Loan Losses	850	525	325	1,600	1,027	573
Noninterest income	991	898	93	1,886	1,611	275
Operating expenses	5,908	5,797	111	12,027	10,715	1,312
Contribution to Rockville Community Foundation	3,887	—	3,887	3,887	—	3,887

(Loss) income before income taxes	(1,671)	872	(2,543)	(394)	2,074	(2,468)
Benefit from (provision for) income taxes	480	(266)	746	120	(632)	752

Net (loss) income	$(1,191)	$606	$(1,797)	$(274)	$1,442	$(1,716)

Rockville Financial, Inc.	21

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

	Three Months Ended June 30
	2005			2004
					Interest
	Average	Interest and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$762,273	$10,369	5.44%	$568,005	$7,942	5.59%
Available for sale securities	128,408	1,306	4.07	126,153	1,285	4.08
Federal Home Loan Bank stock	8,310	89	4.27	6,069	32	2.14
Other earning assets	4,180	27	2.51	29,319	57	.77

Total interest-earning assets	903,171	11,791	5.22	729,546	9,316	5.11

Noninterest-earning assets	47,436			34,919

Total assets	$950,607			$764,465

Interest-bearing liabilities:
NOW and money market accounts	$184,567	508	1.10	$141,835	292	0.82
Savings accounts	169,672	257	0.60	155,194	234	0.60
Certificates of deposit	273,234	1,822	2.67	243,958	1,476	2.42

Total interest-bearing deposits	627,473	2,587	1.65	540,987	2,002	1.48

Mortgagor’s and investor’s escrow accounts	3,648	15	1.60	2,816	11	1.60

Advances from the Federal Home Loan Bank	115,455	1,206	4.18	90,493	1,007	4.45

Total interest-bearing liabilities	746,576	3,808	2.04%	634,296	3,020	1.90%

Noninterest-bearing liabilities	98,187			63,551

Total liabilities	844,763			697,847
Capital	105,844			66,618

Total liabilities and capital	$950,607			$764,465

Net interest income		$7,983			$6,296

Net interest rate spread (1)			3.18%			3.21%

Net interest-earning assets (2)	$156,595			$95,250

Net interest margin (3)			3.54%			3.45%

Average interest-earning assets to average interest-bearing liabilities			120.98%			115.02%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rockville Financial, Inc.	22

	Six Months Ended June 30
	2005			2004
					Interest
	Average	Interest and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$738,711	$19,992	5.41%	$552,001	$15,512	5.62%
Available for sale securities	130,874	2,608	3.98	125,527	2,539	4.05
Federal Home Loan Bank stock	7,925	164	4.13	6,069	65	2.15
Other earning assets	3,714	45	2.42	28,677	110	0.77

Total interest-earning assets	881,224	22,809	5.18	712,274	18,226	5.12

Noninterest-earning assets	44,896			35,615

Total assets	$926,120			$747,889

Interest-bearing liabilities:
NOW and money market accounts	$180,177	967	1.07	$137,069	574	0.84
Savings accounts	167,259	503	0.60	150,221	454	0.60
Certificates of deposit	276,603	3,602	2.60	234,709	2,837	2.42

Total interest-bearing deposits	624,039	5,072	1.63	521,999	3,865	1.48

Mortgagor’s and investor’s escrow accounts	2,755	21	1.52	2,090	17	1.63

Advances from the Federal Home Loan Bank	121,867	2,482	4.07	96,445	2,139	4.44

Total interest-bearing liabilities	748,661	7,575	2.02%	620,534	6,021	1.94%

Noninterest-bearing liabilities	89,826			60,618

Total liabilities	838,487			681,152
Capital	87,633			66,737

Total liabilities and capital	$926,120			$747,889

Net interest income		$15,234			$12,205

Net interest rate spread (1)			3.16%			3.18%

Net interest-earning assets (2)	$132,563			$91,740

Net interest margin (3)			3.46%			3.43%

Average interest-earning assets to average interest-bearing liabilities			117.71%			114.78%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rockville Financial, Inc.	23

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

	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
	Compared to			Compared to
	June 30, 2004			June 30, 2004
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$4,579	$(2,152)	$2,427	$6,122	$(1,642)	$4,480
Securities interest, dividends & income from other assets	(232)	280	48	(679)	782	103

Total earning assets	4,347	(1,872)	2,475	5,443	(860)	4,583

Interest expense:
NOW and money market accounts	135	80	215	211	183	394
Savings accounts	27	—	27	54	—	54
Certificates of deposit	276	71	347	538	225	763

Total interest-bearing deposits	438	151	589	803	408	1,211
FHLB Advances	248	(49)	199	803	(460)	343

Total interest bearing liabilities	686	102	788	1,606	(52)	1,554

Change in net interest income	$3,661	$(1,974)	$1,687	$3,837	$(808)	$3,029

Net Interest Income: Net interest income before the provision for loan loss was $8.0 million for the quarter ended June 30, 2005, compared to $6.3 million for the same period in the prior year. This $1.7 million, or 26.8% increase in net interest income before the provision for loan losses is primarily due to a $61.3 million, or 64.4% increase in average net interest-earning assets. Average net earning assets increased to $156.6 million from $95.3 million for the quarter ended June 30, 2005 when compared to the same period in the prior year. The increase in net average earning assets reflects the use of stock proceeds in partially funding loan growth. Our net interest margin increased 9 basis points to 3.54% from 3.45% for the quarter ended June 30, 2005 compared to the same period during the prior year.
Net interest income before the provision for loan loss increased $3.0 million, or 24.8% to $15.2 million for the six months ended June 30, 2005, compared to $12.2 million for the six months ended June 30, 2004.
Interest and Dividend Income: Interest and dividend income increased by $2.5 million, or 26.6%, to $11.8 million for the quarter ended June 30, 2005 from $9.3 million for the same period in the prior year. Interest income on loans receivable increased by $2.4 million, or 30.6%, to $10.4 million from $7.9 million. The increase in interest and dividend income was due to a $194.3 million, or a 34.2% increase in average loans receivable partially offset by a 15 basis point decline in the average yield on the loan portfolio. The decline in the average yield was primarily attributable to a competitive loan environment, an increase of $19.4 million in the average balance of the lower yielding fully guaranteed USDA loan portfolio and an increase of $38.0 million in the average balance of purchased adjustable

Rockville Financial, Inc.	24

rate residential hybrid loans offset by increases in the average yield on loans priced based on prime rate. The prime rate used as an index to re-price various commercial and home equity adjustable loans increased 225 basis points during the past year to 6.25% as of June 30, 2005 from 4.00% at June 30, 2004. Interest and dividend income on available for sale securities increased $78,000, or 5.9%, for the three months ended June 30, 2005 when compared to the same period in the prior year.
Interest Expense: Interest expense for the three months ended June 30, 2005 increased $788,000 or 26.1% to $3.8 million from $3.0 million from the same period in the prior year. The increase resulted from a $112.3 million, or a 17.7% increase in average interest-bearing liabilities and an increase of 14 basis points, or 7.4%, paid on average interest-bearing liabilities for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The increase in the cost of funds was due to a rising interest rate environment and was largely mitigated by the increased use of short-term wholesale funding and deposit account strategies to attract lower cost core deposits. Average balances on interest-bearing deposits rose to $627.5 million, an increase of $86.5 million or 16.0% as of June 30, 2005 compared to $541.0 million as of June 30, 2004.
Provision for Loan Losses: The allowance for loan losses is maintained at a level necessary to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded a provision of $850,000 for the three months ended June 30, 2005, an increase of $325,000 compared to the same period in the prior year. The provision increased primarily as a result of significant loan growth. At June 30, 2005, the allowance for loan losses totaled $7.7 million, or 348.2% of nonperforming loans and 0.97% of total loans, compared to $6.4 million at December 31, 2004, or 265.7% of nonperforming loans and 0.91% of total loans.
NonInterest Income: Sources of noninterest income primarily include banking service charges on deposit accounts, Infinex brokerage and insurance fees, bank owned life insurance and mortgage servicing income.
Noninterest income increased by $93,000, or 10.4%, to $991,000 for the three months ended June 30, 2005 from $898,000 earned during the same period in the prior year. Service charges and fees increased $93,000 or 11.5% to $904,000 for the three months ended June 30, 2005 compared to $811,000 for the three months ended June 30, 2004. The increase in service charges and fees was partially attributable to an increase of $45,000 or 21.4% in ATM fees earned due to increased volume and the addition of five ATM facilities during the period.
NonInterest Expense: Noninterest expense increased by $4.0 million, or 69.0%, to $9.8 million for the three months ended June 30, 2005 from $5.8 million for the same period in the prior year. The following table summarizes noninterest expense for the three months and six months ended June 30, 2005 and 2004:

Rockville Financial, Inc.	25

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	Change	2005	2004	Change
	(In thousands)
Salaries and employee benefits	$3,189	$2,744	$445	$6,246	$5,257	$989
Service bureau fees	704	498	206	1,342	1,054	288
Occupancy and equipment	633	700	(67)	1,374	1,425	(51)
Professional fees	267	216	51	676	421	255
Marketing and promotions	215	374	(159)	570	532	38
Insurance and FDIC Assessments	64	27	37	107	85	22
Contribution to Rockville Bank
Community Foundation, Inc.	3,887	—	3,887	3,887	—	3,887
Other	836	1,238	(402)	1,712	1,941	(231)

Total noninterest expense	$9,795	$5,797	$3,998	$15,914	$10,715	$5,197

Salary and benefits increased $445,000, or 16.2% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to increased staffing levels in connection with the expansion of branch facilities and the commercial lending division, and increases in other benefit expenses. The number of full-time equivalent employees increased to 167 as of June 30, 2005 from 154 as of June 30, 2004. Service bureau fees increased $206,000, or 41.4%, for the three months ended June 30, 2005 when compared to the same period in the prior year primarily resulting from increased costs of $64,000 for ATM servicing due to the additions made to our ATM network, $110,000 increase in core processing costs due to increased capacity and a $33,000 increase in wide area network costs. The $159,000 decline in marketing expenses is due to increased marketing costs incurred last year to take advantage of growth opportunities created by bank consolidations in our market area. The $402,000 reduction in other noninterest expense for the quarter ending June 30,2005 when compared to the three months ended June 30, 2004 is due to a $358,000 charge-off of uncollectible reconciliation items that was recorded in the second quarter of 2004 after we determined that it was not cost beneficial to pursue further investigation and collection of the outstanding items. Procedures and personnel performing the outstanding account reconciliation were changed. Management believes the reconciliation is now being completed properly and reconciling items are clearing in a timely manner.
Other non-interest expense decreased by $402,000 or 32.5% to $836,000 for the three months ended June 30, 2005 compared to $1.2 million for the same period in the prior year. Significant components of other non-interest expense are as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	Change	2005	2004	Change
	(In thousands)
Directors fees	$81	$86	$(5)	$171	$154	$17
Appraisal and credit report	124	160	(36)	219	201	18
Telephone	57	68	(11)	119	123	(4)
Postage	81	45	36	134	116	18
Courier	51	67	(16)	108	118	(10)
Dues and subscriptions	40	30	10	83	79	4
Service charges	32	32	—	65	65	—
Printing and forms	57	20	37	85	41	44
Other	313	730	(417)	728	1,044	(316)

Total other noninterest expense	$836	$1,238	$(402)	$1,712	$1,941	$(229)

Rockville Financial, Inc.	26

Income Tax Expense: Income tax expense decreased $746,000 or 280.5% to a $480,000 tax benefit for the three months ended June 30, 2005 as compared to $266,000 income tax expense incurred for the same period in the prior year. Income tax expense decreased $752,000 or 119.0% to a $120,000 tax benefit for the six months ended June 30, 2005 as compared to $632,000 income tax expense incurred for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. Our effective tax rate differs from the statutory rate of 34% for the three months and six months ended June 30, 2005 and June 30, 2004 primarily due to the dividend received deduction and non-taxable earnings on bank owned life insurance for both periods.
Comparison of Financial Condition at June 30, 2005 and December 31, 2004
Summary: The Company’s total assets increased $91.6 million, or 10.3%, to $981.5 million at June 30, 2005, as compared to $889.9 million at December 31, 2004, primarily due an $87.2 million or 12.5% increase in loans that was mainly funded with the proceeds received from our initial public offering. Cash and cash equivalents increased $15.1 million, or 68.1%, due to a higher than normal cash letter and ACH activity on June 30, 2005 and the expansion of our ATM network. Net loans receivable increased $87.2 million, or 12.5%, to $783.4 million at June 30, 2005 as compared to $696.2 million at December 31, 2004 primarily due to an increase in one-to-four family residential mortgages and to a lesser extent, an increase in commercial business loans. Available for sale investment securities declined $11.3 million or 8.3% to $124.7 million at June 30, 2005 as compared to $136.0 million at December 31, 2004. The proceeds from the investment securities were used to fund loan growth.
Deposits increased $24.1 million, or 3.5%, to $716.6 million at June 30, 2004. The growth was principally attributable to increases in NOW accounts and money market and investment savings accounts. Federal Home Loan Bank advances decreased $13.8 million, or 11.7%, to $104.2 million at June 30, 2005 from $118.0 at December 31, 2004. This decrease reflects the repayment of short-term Federal Home Loan Bank borrowings that were used to initially fund loan demand until the proceeds from the initial public offering were received.
Total capital increased $79.8 million, or 116.5%, to $148.3 million at June 30, 2005 compared to $68.5 million at December 31, 2004 primarily due the $81.3 million in net stock proceeds received in the initial public offering which was used to fund loan growth and repay short-term borrowings at the Federal Home Loan Bank.
Investment Securities: At June 30, 2005, the Company’s investment portfolio, consisted solely of available for sale securities, was $124.7 million, or 12.7% of total assets. The decrease of $11.3 million, or 8.3% in investment securities, compared to December 31, 2004, was primarily due to scheduled repayments and maturities which were used to fund loan growth. At June 30, 2005, the net unrealized gain on investment securities available for sale was $1.9 million, net of taxes, compared to $2.7 million as of December 31, 2004. Rising market interest rates negatively impacted the fair value of the Company’s debt securities during the period and a downward trend in the stock market negatively affected the fair value of marketable equity securities.
The following table displays a summary of the Company’s investment securities as of June 30, 2005 and December 31, 2004:

Rockville Financial, Inc.	27

	June 30, 2005			December 31, 2004
			Percent			Percent
	Amortized	Fair	of	Amortized	Fair	of
	Cost	Value	Portfolio	Cost	Value	Portfolio
			(Dollars in thousands)
Available for sale:
U.S. Government and agency obligations	$1,998	$1,989	1.5%	$1,994	$1,984	1.5%
U.S. Government sponsored enterprises	24,999	24,779	19.9	24,160	24,053	17.7
Mortgage-backed securities	59,555	59,511	47.7	67,291	67,359	49.5
Corporate debt securities	22,035	22,394	18.0	28,384	29,289	21.5
Other debt securities	1,431	1,493	1.2	1,434	1,506	1.1

Total debt securities	110,018	110,166	88.3	123,263	124,191	91.3

Marketable equity securities	11,421	14,188	11.4	8,309	11,490	8.5
Non-marketable equity securities	326	326	0.3	326	326	0.2

	$121,765	$124,680	100.0%	$131,898	$136,007	100.0%

Lending Activities: Net loans receivable increased $87.2 million, or 12.5%, to $783.4 million at June 30, 2005 as compared to $696.2 million at December 31, 2004 primarily due to an increase in one-to-four family residential mortgages and to a lesser extent, an increase in commercial business loans.
The composition of the Bank’s loan portfolio was as follows for the period indicated:

	June 30,		December 31,
Loan Category	2005		2004
		(Dollars in thousands)
Real estate loans:
Residential	$504,975	64.0%	$450,054	64.2%
Commercial	145,760	18.5	136,594	19.5
Construction	26,853	3.4	22,067	3.1
Commercial business loans	108,184	13.6	88,700	12.7
Installment loans	2,235	0.3	2,268	0.3
Collateral loans	1,213	0.2	1,205	0.2

Total loans	789,220	100.0%	700,888	100.0%

Net deferred loan fees and premiums	1,883		1,732
Allowance for loan losses	(7,670)		(6,371)

Loans, net	$783,433		$696,249

Residential real estate loans increased $54.9 million, or 12.2%, to $505.0 million. This increase in loans reflects continued demand for loans in a favorable interest rate environment, a no-closing costs loan program for refinanced residential loans introduced last year, the use of two established local mortgage bankers to originate adjustable rate hybrid residential loans and a home equity line of credit marketing campaign. Commercial business loans increased $19.5 million, or 22.0%, to $108.2 million at June 30, 2005. Commercial business loans includes $47.7 million and $48.2 million of loans fully guaranteed by the United States Department of Agriculture as of June 30, 2005 and December 31, 2004, respectively. The remaining commercial business loans represent loans partially guaranteed by the Small Business Administration, revolving business lines of credit and term loans. Management expects to grow the commercial real estate, commercial construction and commercial business loan portfolios due to the hiring of two additional commercial lenders and an additional credit analyst.

Rockville Financial, Inc.	28

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

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Non-accrual loans:
Residential(1)	$610	$423
Commercial	416	598
Commercial business loans	80	326
Installment, collateral and other loans	16	6

Total non-accrual loans(2)	1,122	1,353
Accruing loan past due 90 days or more	—	—
Troubled debt restructurings	1,081	1,045

Total non-performing loans	2,203	2,398
Real estate owned	—	150

Total non-performing assets	$2,203	$2,548

Total non-performing loans to total loans	0.28%	0.34%
Total non-performing loans to total assets	0.24%	0.27%
Allowance for loan losses as a percent of total loans	0.97%	0.91%
Allowance for loan losses as a percent of non-performing loans	348.16%	265.68%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on non-accrual loans totaled $36,000 and $44,000 for the three months ended June 30, 2005 and June 30, 2004, respectively.
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

Rockville Financial, Inc.	29

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
The allowance for loan losses increased $1.3 million, or 20.4%, to $7.7 million at June 30, 2005 from $6.4 million at December 31, 2004. The increase in loan loss resulted from a $1.6 million provision for loan losses for the six months ended June 30, 2005 offset by $301,000 in net charge-offs. The increase in the allowance was deemed necessary based upon management’s analysis and the growth of the loan portfolio. At June 30, 2005, the allowance for loan losses represented 0.97% of total loans and 348.2% of non-performing loans, compared to 0.91% of total loans and 265.7% of non-performing loans as of December 31, 2004.
Deposits: The following table displays a summary of the Company’s deposits as of June 30, 2005 and December 31, 2004:

	June 30,		December 31,
	2005		2004
	(Dollars in thousands)
Demand deposits	$82,092	11.4%	$77,972	11.3%
NOW accounts	101,877	14.2	88,768	12.8
Regular savings	169,779	23.7	161,215	23.3
Money market and investment savings	94,983	13.3	84,789	12.2
Club accounts	706	0.1	205	0.0

Total transaction accounts	449,437	62.7	412,949	59.6

Certificates of deposit	267,207	37.3	279,549	40.4

Total deposits	$716,644	100.0%	$692,498	100.0%

Rockville Financial, Inc.	30

Deposits increased $24.1 million, or 3.5%, to $716.6 million at June 30, 2005. The growth was principally attributable to increases in NOW accounts and money market and investment savings accounts due to expanded branch operations and increased marketing efforts. The Company promoted an ultimate money market product at a competitive rate that required direct deposit of a checking account in order to qualify for the product.
Liquidity and Capital Resources: We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 20.5% and 25.6% for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives.
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
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2005 and December 31, 2004, respectively, $37.2 million and $22.1 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.
The Company used the proceeds received from the initial public offering to repay $44.8 million in short-term advances from the Federal Home Loan Bank, to fund loans and for general corporate purposes.
During the six months ended June 30, 2005 and 2004, our loan originations and purchases, net of collected principal and loan sales, totaled $88.6 million and $71.5 million, respectively, reflecting net growth in our portfolio due to a favorable interest rate environment, a no-closing cost residential loan program targeted at the refinance market and the use of two established local mortgage bankers to originate adjustable rate hybrid residential loans. Cash received from the calls and maturities of investment securities totaled $7.6 million and $10.1 million during the six months ended June 30, 2005 and 2004, respectively. We purchased $9.1 million and $31.3 million and received proceeds from the sale of $4.0 million and $1.3 million in available for sale investment securities during the six months ended June 30, 2005 and 2004, respectively.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $24.1 million and $97.4 million for the six months ended June 30, 2005 and 2004, respectively. Rockville Bank experienced higher deposit levels in 2004 and 2005 due to the consolidation of competitors in its markets.
Liquidity management is both a daily and longer-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At June 30, 2005, the Bank had $104.3 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $178.3 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 20% of total assets, or $196.3 million at June 30, 2005.
At June 30, 2005, the Bank had outstanding commitments to originate loans of $37.0 million and unfunded commitments under lines of credit and stand-by letters of credit of $148.2 million. At June

Rockville Financial, Inc.	31

30, 2005, certificates of deposit scheduled to mature in less than one year totaled $171.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by the Bank, other funding sources will be utilized, such as Federal Home Loan Bank of Boston advances in order to maintain our level of assets. Alternatively, the Bank would reduce our level of liquid assets, such as, cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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
Quantitative Analysis:
Income Simulation: Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2005 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage Increase
(Decrease) in Estimated
Net Interest Income
Over 12 Months
300 basis point increase in rates	(6.4)%
200 basis point decrease in rates	(9.4)

Rockville Financial, Inc.	32

Rockville Bank’s Asset/Liability policy limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, our return on assets (ROA) may change by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenatrio ROA (for every 100 basis point interest rate change), whichever is less. These limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to decrease by a greater amount if interest rates fall. At June 30, 2005, income at risk (i.e., the change in net interest income) was a decrease of 6.4% and a decrease of 8.7% based on a 300 basis point increase and a 200 basis point decrease in interest rates, respectively. At June 30, 2005, return on assets is modeled to decrease by 13 basis points and to decrease by 20 basis points based on a 300 basis point increase and a 200 basis point decrease in interest rates, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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
Changes in Internal Controls: During the quarter under report, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Rockville Financial, Inc.	33

Part II – OTHER INFORMATION
Item 6. Exhibits
3.1 — Charter of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))
3.2 — Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the 10Q filed for Rockville Financial, Inc. on May 13, 2004)
3.3 — Form of Specimen Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))
10.1 Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and William J. McGurk effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 of Rockville Financial, Inc. filed on April 22, 2005)
10.1.1 Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Joseph J. Jeamel effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.1 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 filed for Rockville Financial, Inc. filed with the Commission on April 22, 2005)
10.1.2 Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Gregory A. White effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed with the Commission on April 22, 2005)
10.1.3 Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Kristen Johnson effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed with the Commission on April 22, 2005)
10.1.4 Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Chuck Desimone Jr. effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed with the Commission on April 22, 2005)
10.1.5 Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Richard Trachimowicz. effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed with the Commission on April 22, 2005)
10.1.6 Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Ratna Ray effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed with the Commission on April 22, 2005)
10.1.7 Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Laurie Rosner effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed with the Commission on April 22, 2005)
31.1 — Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

Rockville Financial, Inc.	34

31.2 — Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1 — Section 1350 Certification of the Chief Executive Officer.
32.2 — Section 1350 Certification of the Chief Financial Officer.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.

By:	/s/ William J. McGurk

William J. McGurk
President and Chief Executive Officer

Date:	August 15, 2005

By:	/s/ Gregory A. White

Gregory A. White
Chief Financial Officer and Treasurer

Date:	August 15, 2005

Rockville Financial, Inc.	35