Form 10-Q/A
period 2005-06-30
Rockville Financial Inc.
filed 2005-09-28
CIK 1311131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

Rockville Financial, Inc.
ROCKVILLE FINANCIAL, INC.
Amendment No. 1 to the Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2005
EXPLANATORY NOTE
This Amendment No. 1 to our Quarterly Report on Form 10-Q/A (“Amendment No. 1”) for the quarter ended June 30, 2005 is being filed to correct the Net Loss Per Share information on page 6, Condensed Consolidated Statement of Income for the period from May 20, 2005 to June 30, 2005 in Part I, Item 1, where the total Basic and Diluted net loss per share for the Company were inadvertently stated as $(0.01) net loss per share rather than as $(0.11) net loss per share in the original filing and Note 3-Restatement and Net Loss Per Share on page 11 where the total Basic and Diluted net loss per share for the Company were inadvertently stated as $(0.01) net loss per share rather than as $(0.11) net loss per share. The Company’s net loss and weighted average shares outstanding were accurately reported in the 10-Q as originally filed on August 15, 2005 (the “Original Filing”) and are not being amended herein.
Pursuant to Rule 12b-5 under the Securities Exchange Act of 1934, as result of this Amendment No. 1, the certifications of our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which were filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed and re-furnished, respectively, as of the date of this Form 10-Q/A and are attached to Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.
For the convenience of the reader, Amendment No. 1 sets forth the Original Filing in its entirety. However, except as described above, no other information in the Original Filing is amended hereby. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures in any way other than as required to reflect the amendments as described above and set forth below.

Rockville Financial, Inc.	3

Part I — FINANCIAL INFORMATION
     Item 1. Interim Financial Statements:
Rockville Financial, Inc.
Condensed Consolidated Statements of Condition
(In Thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$35,684	$18,652
Short-term investments	1,466	3,448

Total cash and cash equivalents	37,150	22,100
AVAILABLE FOR SALE SECURITIES—At fair value	124,680	136,007
LOANS RECEIVABLE (Net of allowance for loan losses of $7,670 in 2005 and $6,371 in 2004)	783,433	696,249
FEDERAL HOME LOAN BANK STOCK	8,498	7,412
ACCRUED INTEREST RECEIVABLE	3,323	3,013
DEFERRED TAX ASSET	2,809	1,606
BANK PREMISES AND EQUIPMENT—Net	7,889	7,382
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	8,456	8,290
OTHER ASSETS	4,165	6,784

TOTAL	$981,473	$889,913

LIABILITIES AND CAPITAL
LIABILITIES
Deposits:
Non-interest bearing	$82,092	$77,972
Interest bearing	634,552	614,526

Total deposits	716,644	692,498
MORTGAGORS AND INVESTORS ESCROW ACCOUNTS	4,685	3,979
ADVANCES FROM THE FEDERAL HOME LOAN BANK	104,249	118,015
ACCRUED EXPENSES AND OTHER LIABILITIES	7,555	6,895

Total liabilities	833,133	821,387

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2005)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,435,000 shares issued and outstanding at June 30, 2005)	—	—
Additional paid-in capital	85,249	—
Unallocated stock held by ESOP	(4,373)	—
Retained earnings	67,064	67,338
Accumulated other comprehensive income, net of tax	400	1,188

Total stockholders’ equity	148,340	68,526

TOTAL	$981,473	$889,913

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	4

Rockville Financial, Inc.
Condensed Consolidated Statements of Income
(In Thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)
INTEREST AND DIVIDEND INCOME:
Loans	$10,369	$7,942	$19,992	$15,512
Securities-interest	1,221	1,230	2,444	2,436
Interest bearing deposits	27	57	45	110
Securities-dividends	174	87	328	168

Total interest and dividend income	11,791	9,316	22,809	18,226

INTEREST EXPENSE
Deposits	2,602	2,013	5,093	3,882
Borrowed funds	1,206	1,007	2,482	2,139

Total interest expense	3,808	3,020	7,575	6,021

Net interest income	7,983	6,296	15,234	12,205

PROVISION FOR LOAN LOSSES	850	525	1,600	1,027

Net interest income after provision for loan losses	7,133	5,771	13,634	11,178

NONINTEREST INCOME:
Service charges and fees	904	811	1,721	1,499
Net gain from sale of securities	87	87	165	112

Total noninterest income	991	898	1,886	1,611

NONINTEREST EXPENSE:
Salaries and employee benefits	3,189	2,744	6,246	5,257
Service bureau fees	704	498	1,342	1,054
Occupancy and equipment	633	700	1,374	1,425
Professional fees	267	216	676	421
Marketing and promotions	215	374	570	532
Insurance and FDIC assessments	64	27	107	85
Contribution to Rockville Bank Community Foundation, Inc.	3,887	—	3,887	—
Other	836	1,238	1,712	1,941

Total noninterest expense	9,795	5,797	15,914	10,715

(LOSS) INCOME BEFORE INCOME TAXES	(1,671)	872	(394)	2,074
BENEFIT FROM (PROVISION FOR) INCOME TAXES	480	(266)	120	(632)

NET (LOSS) INCOME	$(1,191)	$606	$(274)	$1,442

(Continued)

Rockville Financial, Inc.	5

Rockville Financial, Inc.
Condensed Consolidated Statements of Income — Continued

	For the Period	For the Three	For the Period	For the Six
	from May 20,	Months	from May 20,	Months
	2005 to June	Ended June	2005 to June	Ended June
	30, 2005	30, 2004	30, 2005	30, 2004
Net loss per share (see Note 3), as restated:
Basic	$(.11)	N/A	$(.11)	N/A
Diluted	$(.11)	N/A	$(.11)	N/A

Weighted average shares outstanding:
Basic	18,997,713	N/A	18,997,713	N/A
Diluted	18,997,713	N/A	18,997,713	N/A
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	6

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

Rockville Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	For the Six Months Ended
	June 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(274)	$1,442
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments — net	183	348
Provision for loan losses	1,600	1,027
Contribution to Rockville Bank Community Foundation, Inc.	3,887	—
Net gain from sale of securities	(165)	(112)
Depreciation and amortization	569	674
Deferred income taxes	(734)	(190)
Increase in cash surrender value of bank owned life insurance	(166)	(129)
Change in assets and liabilities:
Deferred loan fees and premiums	(151)	(1,320)
Accrued interest receivable	(310)	(58)
Other assets	1,302	(14)
Accrued expenses and other liabilities	660	8,318

Net cash provided by operating activities	6,401	9,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	4,031	1,343
Proceeds from maturities of available for sale securities	7,584	10,065
Principal payments on available for sale mortgage-backed securities	7,628	8,535
Purchase of available for sale securities	(9,128)	(31,345)
Purchase of Federal Home Loan Bank Stock	(1,086)	—
Net increase in loans	(88,633)	(71,542)
Purchases of bank premises and equipment	(1,076)	(427)
Proceeds from the surrender of Split Dollar life insurance	1,317	—

Net cash used in investing activities	(79,363)	(83,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits	4,120	12,339
Net increase in interest bearing deposits	20,026	85,013
Increase (decrease) in mortgagors’ and investors’ escrow accounts	706	(801)
Proceeds from Federal Home Loan Bank advances	—	7,000
Repayments of Federal Home Loan Bank advances	(13,766)	(23,068)
Net proceeds from common stock offering	81,299	—
Acquisition of common stock by ESOP	(4,373)	—

Net cash provided by financing activities	88,012	80,483

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,050	7,098

CASH AND CASH EQUIVALENTS — Beginning of year	22,100	28,454

CASH AND CASH EQUIVALENTS — End of period	$37,150	$35,552

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$7,590	$6,105
Income taxes	400	500
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	8

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

Rockville Financial, Inc.	9

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
3. Restatement and Net Loss Per Share
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

Rockville Financial, Inc.	10

Earnings per share data is not presented in these consolidated financial statements prior to May 20, 2005 since shares of common stock were not issued until May 20, 2005; therefore, per share information for prior periods is not meaningful.
This footnote was restated to correct the net loss per share for the period from May 20, 2005 to June 30, 2005 where the total Basic and Diluted net loss per share for the Company were inadvertently calculated as $ (0.01) net loss per share rather than as $ (0.11) net loss per share.
The following table sets forth the corrected calculation of basic and diluted earnings per share for the period from May 20, 2005 to June 30, 2005:

For the
Period from
May 20, 2005
to June 30,
2005
(Dollars in thousands
except per share information)
Net loss	$(2,031)
Weighted average shares outstanding:

Weighted average shares outstanding	19,435,000

Less: unearned ESOP shares	(437,287)

Basic shares	18,997,713

Diluted shares	18,997,713

Net loss per share, as restated:
Basic	$(.11)
Diluted	$(.11)
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

Rockville Financial, Inc.	11

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

Rockville Financial, Inc.	12

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

Rockville Financial, Inc.	13

6. Loans Receivable and Allowance for Loan Losses:
A summary of the Company’s loan portfolio at June 30, 2005 and December 31, 2004 is as follows:

	June 30,		December 31,
	2005		2004
	(Dollars in thousands)
Real estate loans:
Residential	$504,975	63.9%	$450,054	64.2%
Commercial	145,760	18.5%	136,594	19.5%
Construction	26,853	3.4%	22,067	3.1%

	677,588		608,715

Commercial business loans	108,184	13.7%	88,700	12.7%
Installment loans	2,235	0.3%	2,268	0.3%
Collateral loans	1,213	0.2%	1,205	0.2%

Total loans	789,220	100.0%	700,888	100.0%

Net deferred loan costs and premiums	1,883		1,732

Allowance for loan losses	(7,670)		(6,371)

Loans, net	$783,433		$696,249

Changes in the allowance for loan losses for the periods ended June 30, 2005 and June 30, 2004 are as follows:

	At or For the Three Months		At or For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Allowance, beginning of the period	$6,789	$5,115	$6,371	$4,971
Provision for loan losses	850	525	1,600	1,027
Loans charged-off	(14)	(11)	(355)	(377)
Recoveries of loans previously charged off	45	13	54	21

Balance, end of period	$7,670	$5,642	$7,670	$5,642

Rockville Financial, Inc.	14

7. DEPOSITS
Deposits at June 30, 2005 and December 31, 2004 were as follows:

	June 30,		December 31,
	2005		2004
	(Dollars in thousands)
Demand deposits	$82,092	11.5%	$77,972	11.3%
NOW accounts	101,877	14.2%	88,768	12.8%
Regular savings	169,779	23.6%	161,215	23.3%
Money market and investment savings	94,983	13.3%	84,789	12.2%
Club accounts	706	0.1%	205	0.0%

Total transaction accounts	449,437	62.7%	412,949	59.6%

Certificates of deposit	267,207	37.3%	279,549	40.4%

Total deposits	$716,644	100.0%	$692,498	100.0%

A summary of interest expense by account type for the three and six months ended June 30, 2005 and 2004 is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Savings and demand deposits	$779	$537	$1,492	$1,044
Time deposits	1,823	1,476	3,601	2,838

	$2,602	$2,013	$5,093	$3,882

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

Rockville Financial, Inc.	15

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

Rockville Financial, Inc.	16

10. Other Comprehensive (Loss) Income:
The following table summarizes the components of other comprehensive income (loss) and the related tax effects for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In thousands)
Unrealized gains arising during the period	$536	$(183)	$353

Add reclassification adjustment for net gain from sale of securities recognized in net income	87	(29)	58

Total other comprehensive income	$623	$(212)	$411

	Three Months Ended June 30, 2004
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In thousands)
Unrealized losses arising during the period	$(3,264)	$1,109	$(2,155)

Add reclassification adjustment for net gain from sale of securities recognized in net income	87	(29)	58

Total other comprehensive loss	$(3,177)	$1,080	$(2,097)

	Six Months Ended June 30, 2005
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In thousands)
Unrealized losses arising during the period	$(1,359)	$462	$(897)

Add reclassification adjustment for net gain from sale of securities recognized in net income	165	(56)	109

Total other comprehensive loss	$(1,194)	$406	$(788)

	Six Months Ended June 30, 2004
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In thousands)
Unrealized losses arising during the period	$(2,577)	$876	$(1,701)

Add reclassification adjustment for net gain from sale of securities recognized in net income	112	(38)	74

Total other comprehensive loss	$(2,465)	$838	$(1,627)

Rockville Financial, Inc.	17

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

Rockville Financial, Inc.	18

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
Management’s Discussion and Analysis included in this Form 10-Q/A contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of the management of the Company and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Company’s results to differ materially from those set forth in such forward-looking statements.
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
Forward-looking statements involve risks and uncertainties. Actual conditions, events or results may differ materially from those contemplated by a forward-looking statement. Factors that could cause this difference—many of which are beyond the Company’s control—include the following, without limitation:
•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect the Company’s business.

Rockville Financial, Inc.	19

•	The timeliness of development and acceptance of new products and services may be different than anticipated.

•	Technological changes instituted by the Company and by persons who may affect the Company’s business may be more difficult to accomplish or more expensive than anticipated or may have unforeseen consequences.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Competitive pressures among financial services companies may increase significantly.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect the Company or its businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board and the Financial Accounting Standards Board, may affect expected financial reporting.

•	The costs, effects and outcomes of litigation may adversely affect the Company or its businesses.

•	The Company may not manage the risks involved in the foregoing as well as anticipated.
Any forward-looking statements made by or on behalf of the Company in this Form 10-Q/A speak only as of the date of this Form 10-Q/A. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature the Company may make in future filings.
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

Rockville Financial, Inc.	20

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

Rockville Financial, Inc.	21

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
Income Statement Summary

	For the Three
	Months			For the Six Months
	Ended June 30,			Ended June 30,
	2005	2004	Change	2005	2004	Change
	(In thousands)
Net interest income	$7,983	$6,296	$1,687	$15,234	$12,205	$3,029
Provision for Loan Losses	850	525	325	1,600	1,027	573
Noninterest income	991	898	93	1,886	1,611	275
Operating expenses	5,908	5,797	111	12,027	10,715	1,312
Contribution to Rockville Community Foundation	3,887	—	3,887	3,887	—	3,887

(Loss) income before income taxes	(1,671)	872	(2,543)	(394)	2,074	(2,468)
Benefit from (provision for) income taxes	480	(266)	746	120	(632)	752

Net (loss) income	$(1,191)	$606	$(1,797)	$(274)	$1,442	$(1,716)

Rockville Financial, Inc.	22

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

	Three Months Ended June 30
	2005			2004
					Interest
	Average	Interest and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$762,273	$10,369	5.44%	$568,005	$7,942	5.59%
Available for sale securities	128,408	1,306	4.07	126,153	1,285	4.08
Federal Home Loan Bank stock	8,310	89	4.27	6,069	32	2.14
Other earning assets	4,180	27	2.51	29,319	57	.77

Total interest-earning assets	903,171	11,791	5.22	729,546	9,316	5.11

Noninterest-earning assets	47,436			34,919

Total assets	$950,607			$764,465

Interest-bearing liabilities:
NOW and money market accounts	$184,567	508	1.10	$141,835	292	0.82
Savings accounts	169,672	257	0.60	155,194	234	0.60
Certificates of deposit	273,234	1,822	2.67	243,958	1,476	2.42

Total interest-bearing deposits	627,473	2,587	1.65	540,987	2,002	1.48

Mortgagor’s and investor’s escrow accounts	3,648	15	1.60	2,816	11	1.60

Advances from the Federal Home Loan Bank	115,455	1,206	4.18	90,493	1,007	4.45

Total interest-bearing liabilities	746,576	3,808	2.04%	634,296	3,020	1.90%

Noninterest-bearing liabilities	98,187			63,551

Total liabilities	844,763			697,847
Capital	105,844			66,618

Total liabilities and capital	$950,607			$764,465

Net interest income		$7,983			$6,296

Net interest rate spread (1)			3.18%			3.21%

Net interest-earning assets (2)	$156,595			$95,250

Net interest margin (3)			3.54%			3.45%

Average interest-earning assets to average interest-bearing liabilities			120.98%			115.02%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rockville Financial, Inc.	23

	Six Months Ended June 30
	2005			2004
					Interest
	Average	Interest and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$738,711	$19,992	5.41%	$552,001	$15,512	5.62%
Available for sale securities	130,874	2,608	3.98	125,527	2,539	4.05
Federal Home Loan Bank stock	7,925	164	4.13	6,069	65	2.15
Other earning assets	3,714	45	2.42	28,677	110	0.77

Total interest-earning assets	881,224	22,809	5.18	712,274	18,226	5.12

Noninterest-earning assets	44,896			35,615

Total assets	$926,120			$747,889

Interest-bearing liabilities:
NOW and money market accounts	$180,177	967	1.07	$137,069	574	0.84
Savings accounts	167,259	503	0.60	150,221	454	0.60
Certificates of deposit	276,603	3,602	2.60	234,709	2,837	2.42

Total interest-bearing deposits	624,039	5,072	1.63	521,999	3,865	1.48

Mortgagor’s and investor’s escrow accounts	2,755	21	1.52	2,090	17	1.63

Advances from the Federal Home Loan Bank	121,867	2,482	4.07	96,445	2,139	4.44

Total interest-bearing liabilities	748,661	7,575	2.02%	620,534	6,021	1.94%

Noninterest-bearing liabilities	89,826			60,618

Total liabilities	838,487			681,152
Capital	87,633			66,737

Total liabilities and capital	$926,120			$747,889

Net interest income		$15,234			$12,205

Net interest rate spread (1)			3.16%			3.18%

Net interest-earning assets (2)	$132,563			$91,740

Net interest margin (3)			3.46%			3.43%

Average interest-earning assets to average interest-bearing liabilities			117.71%			114.78%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rockville Financial, Inc.	24

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

Rockville Financial, Inc.	25

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
NonInterest Expense: Noninterest expense increased by $4.0 million, or 69.0%, to $9.8 million for the three months ended June 30, 2005 from $5.8 million for the same period in the prior year. The following table summarizes noninterest expense for the three months and six months ended June 30, 2005 and 2004:

Rockville Financial, Inc.	26

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	Change	2005	2004	Change
	(In thousands)
Salaries and employee benefits	$3,189	$2,744	$445	$6,246	$5,257	$989
Service bureau fees	704	498	206	1,342	1,054	288
Occupancy and equipment	633	700	(67)	1,374	1,425	(51)
Professional fees	267	216	51	676	421	255
Marketing and promotions	215	374	(159)	570	532	38
Insurance and FDIC Assessments	64	27	37	107	85	22
Contribution to Rockville Bank
Community Foundation, Inc.	3,887	—	3,887	3,887	—	3,887
Other	836	1,238	(402)	1,712	1,941	(231)

Total noninterest expense	$9,795	$5,797	$3,998	$15,914	$10,715	$5,197

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
Other non-interest expense decreased by $402,000 or 32.5% to $836,000 for the three months ended June 30, 2005 compared to $1.2 million for the same period in the prior year. Significant components of other non-interest expense are as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	Change	2005	2004	Change
	(In thousands)
Directors fees	$81	$86	$(5)	$171	$154	$17
Appraisal and credit report	124	160	(36)	219	201	18
Telephone	57	68	(11)	119	123	(4)
Postage	81	45	36	134	116	18
Courier	51	67	(16)	108	118	(10)
Dues and subscriptions	40	30	10	83	79	4
Service charges	32	32	—	65	65	—
Printing and forms	57	20	37	85	41	44
Other	313	730	(417)	728	1,044	(316)

Total other noninterest expense	$836	$1,238	$(402)	$1,712	$1,941	$(229)

Rockville Financial, Inc.	27

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
The following table displays a summary of the Company’s investment securities as of June 30, 2005 and December 31, 2004:

Rockville Financial, Inc.	28

	June 30, 2005			December 31, 2004
			Percent			Percent
	Amortized	Fair	of	Amortized	Fair	of
	Cost	Value	Portfolio	Cost	Value	Portfolio
			(Dollars in thousands)
Available for sale:
U.S. Government and agency obligations	$1,998	$1,989	1.5%	$1,994	$1,984	1.5%
U.S. Government sponsored enterprises	24,999	24,779	19.9	24,160	24,053	17.7
Mortgage-backed securities	59,555	59,511	47.7	67,291	67,359	49.5
Corporate debt securities	22,035	22,394	18.0	28,384	29,289	21.5
Other debt securities	1,431	1,493	1.2	1,434	1,506	1.1

Total debt securities	110,018	110,166	88.3	123,263	124,191	91.3

Marketable equity securities	11,421	14,188	11.4	8,309	11,490	8.5
Non-marketable equity securities	326	326	0.3	326	326	0.2

	$121,765	$124,680	100.0%	$131,898	$136,007	100.0%

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

Rockville Financial, Inc.	29

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

Rockville Financial, Inc.	30

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
Deposits: The following table displays a summary of the Company’s deposits as of June 30, 2005 and December 31, 2004:

	June 30,		December 31,
	2005		2004
	(Dollars in thousands)
Demand deposits	$82,092	11.4%	$77,972	11.3%
NOW accounts	101,877	14.2	88,768	12.8
Regular savings	169,779	23.7	161,215	23.3
Money market and investment savings	94,983	13.3	84,789	12.2
Club accounts	706	0.1	205	0.0

Total transaction accounts	449,437	62.7	412,949	59.6

Certificates of deposit	267,207	37.3	279,549	40.4

Total deposits	$716,644	100.0%	$692,498	100.0%

Rockville Financial, Inc.	31

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

Rockville Financial, Inc.	32

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

Percentage Increase
(Decrease) in Estimated
Net Interest Income
Over 12 Months
300 basis point increase in rates	(6.4)%
200 basis point decrease in rates	(9.4)

Rockville Financial, Inc.	33

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, based upon an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934), including the consideration of the error disclosed in Note 3 to the Condensed Consolidated Financial Statements, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls: During the quarter under report, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Rockville Financial, Inc.	34

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
31.1 — Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

Rockville Financial, Inc.	35

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

Rockville Financial, Inc.

By:	/s/ William J. McGurk

William J. McGurk
President and Chief Executive Officer

Date:	September 28, 2005

By:	/s/ Gregory A. White

Gregory A. White
Chief Financial Officer and Treasurer

Date:	September 28, 2005

Rockville Financial, Inc.	36