Form 10-Q
period 2005-09-30
Rockville Financial Inc.
filed 2005-11-15
CIK 1311131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2005.
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock (no par value)	19,435,000

Class	Shares Outstanding at November 14, 2005

Part I — FINANCIAL INFORMATION
     Item 1. Interim Financial Statements:
Rockville Financial, Inc.
Condensed Consolidated Statements of Condition
(Unaudited)
(In Thousands)

	September 30,	December 31,
	2005	2004
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$19,210	$18,652
Short-term investments	5,330	3,448

Total cash and cash equivalents	24,540	22,100
AVAILABLE FOR SALE SECURITIES-At fair value	129,050	136,007
LOANS RECEIVABLE (Net of allowance for loan losses of $8,123 in 2005 and $6,371 in 2004)	817,144	696,249
FEDERAL HOME LOAN BANK STOCK	8,498	7,412
ACCRUED INTEREST RECEIVABLE	3,420	3,013
DEFERRED TAX ASSET	3,948	1,606
BANK PREMISES AND EQUIPMENT-Net	8,891	7,382
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	8,534	8,290
OTHER ASSETS	4,947	6,784

TOTAL	$1,010,042	$889,913

LIABILITIES AND CAPITAL
LIABILITIES
Deposits:
Non-interest bearing	$79,453	$77,972
Interest bearing	641,317	614,526

Total deposits	720,770	692,498
MORTGAGORS AND INVESTORS ESCROW ACCOUNTS	2,263	3,979
ADVANCES FROM THE FEDERAL HOME LOAN BANK	122,905	118,015
PAYABLE FOR SECURITIES PURCHASED	5,000	—
ACCRUED EXPENSES AND OTHER LIABILITIES	8,689	6,895

Total liabilities	859,627	821,387

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2005)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,435,000 shares issued and outstanding at September 30, 2005)	85,249	—
Additional paid in capital	219	—
Unallocated stock held by ESOP	(4,366)	—
Retained earnings	68,952	67,338
Accumulated other comprehensive income, net of tax	361	1,188

Total stockholders’ equity	150,415	68,526

TOTAL	$1,010,042	$889,913

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME:
Loans	$10,920	$8,549	$30,912	$24,061
Securities-interest	1,108	1,257	3,552	3,693
Interest bearing deposits	31	24	76	134
Securities-dividends	179	92	507	260

Total interest and dividend income	12,238	9,922	35,047	28,148

INTEREST EXPENSE
Deposits	2,806	2,170	7,899	6,052
Borrowed funds	1,278	1,212	3,760	3,351

Total interest expense	4,084	3,382	11,659	9,403

Net interest income	8,154	6,540	23,388	18,745

PROVISION FOR LOAN LOSSES	450	795	2,050	1,822

Net interest income after provision for loan losses	7,704	5,745	21,338	16,923

NONINTEREST INCOME:
Service charges and fees	1,000	874	2,721	2,373
Net gain (loss) from sale of securities	88	(21)	253	91
Other than temporary impairment of securities	—	(223)	—	(223)

Total noninterest income	1,088	630	2,974	2,241

NONINTEREST EXPENSE:
Salaries and employee benefits	3,271	2,820	9,517	8,077
Service bureau fees	654	609	1,996	1,663
Occupancy and equipment	756	671	2,130	2,096
Professional fees	257	116	933	537
Marketing and promotions	213	207	783	739
Insurance and FDIC assessments	48	39	155	124
Contribution to Rockville Bank
Community Foundation, Inc.	—	—	3,887	—
Other	824	770	2,536	2,711

Total noninterest expense	6,023	5,232	21,937	15,947

INCOME BEFORE INCOME TAXES	2,769	1,143	2,375	3,217

PROVISION FOR INCOME TAXES	881	344	761	976

NET INCOME	$1,888	$799	$1,614	$2,241

(Continued)

Rockville Financial, Inc.
Condensed Consolidated Statements of Income — Continued

		For the Three	For the Period	For the Nine
	For the Three	Months	from May 20,	Months
	Months Ended	Ended	2005 to	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net income (loss) per share (see Note 3):
Basic and Diluted	$.10	N/A	(.01)	N/A

Weighted average shares outstanding:
Basic and Diluted	19,030,650	N/A	19,025,688	N/A
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2005 and 2004
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

				Unallocated		Accumulated
			Additional	Common		Other	Total
	Common Stock		Paid in	Shares Held	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	by ESOP	Earnings	Income	Equity
Nine months ended September 30, 2005:
Balance at January 1, 2005	—	$—	$—	$—	$67,338	$1,188	$68,526
Issuance of common stock to Rockville Financial MHC, Inc.	10,689,250	—	—	—	—	—	—

Issuance of common stock, net of expenses of $2.3 million (Note 1)	8,357,050	81,299	—	—	—	—	81,299
Issuance of common stock to Rockville Bank Community, Foundation, Inc., including additional tax benefit due to higher basis for tax purposes	388,700	3,950	—	—	—	—	3,950
Shares purchased for ESOP	—	—	—	(4,803)	—	—	(4,803)
ESOP Expense	—	—	219	437	—	—	656
Comprehensive income:
Net income	—	—	—	—	1,614	—	1,614
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	(827)	(827)

Total comprehensive income							787

Balance at September 30, 2005	19,435,000	$85,249	$219	$(4,366)	$68,952	$361	$150,415

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	For the Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,614	$2,241
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments	267	511
Provision for loan losses	2,050	1,822
Contribution to Rockville Bank Community Foundation, Inc.	3,887	—
Net (gain) loss from sale of securities	(253)	(91)
Other than temporary impairment of securities	—	223
ESOP Expense	656	—
Depreciation and amortization	870	982
Loss on disposal of equipment	17	—
Deferred income taxes	(1,854)	(339)
Increase in cash surrender value of bank owned life insurance	(244)	(200)
Change in assets and liabilities:
Deferred loan fees and premiums	34	(1,525)
Accrued interest receivable	(407)	(245)
Other assets	520	(913)
Accrued expenses and other liabilities	1,794	1,456

Net cash provided by operating activities	8,951	3,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	4,753	3,003
Proceeds from maturities of available for sale securities	9,601	13,065
Principal payments on available for sale mortgage-backed securities	12,456	8,384
Purchase of available for sale securities	(16,119)	(32,840)
Purchase of Federal Home Loan Bank Stock	(1,086)	(1,343)
Proceeds from the sale of loans	6,328	—
Purchase of bank owned life insurance	—	(2,000)
Net increase in loans	(129,307)	(122,203)
Purchases of bank premises and equipment	(2,396)	(761)
Proceeds from the surrender of bank owned life insurance	1,317	—

Net cash used in investing activities	(114,453)	(134,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits	1,481	12,183
Net increase in interest bearing deposits	26,791	105,079
Decrease in mortgagors’ and investors’ escrow accounts	(1,716)	(1,584)
Proceeds from Federal Home Loan Bank advances	26,000	98,000
Repayments of Federal Home Loan Bank advances	(21,110)	(83,103)
Net proceeds from common stock offering	81,299	—
Acquisition of common stock by ESOP	(4,803)	—

Net cash provided by financing activities	107,942	130,575

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,440	(198)
CASH AND CASH EQUIVALENTS — Beginning of year	22,100	28,454

CASH AND CASH EQUIVALENTS — End of period	$24,540	$28,256

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$11,611	$9,411
Income taxes	1,700	700
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1.	Mutual Holding Company Reorganization and Minority Stock Issuance

Rockville Financial, Inc., (the “Company”), a state-chartered mid-tier stock holding company was formed on December 17, 2004 to reorganize Charter Oak Community Bank Corp. from a state-chartered mutual holding company to a state-chartered two-tier mutual and stock holding company. On May 20, 2005, the Reorganization and Minority Stock Issuance Plan (the “Plan”) adopted by the Company, Charter Oak Community Bank Corp. and Rockville Bank Boards of Directors was completed. Charter Oak Community Bank Corp.’s name was changed to Rockville Financial MHC, Inc. and 100% of the stock of its wholly-owned subsidiary Rockville Bank (the “Bank”) was exchanged for 10,689,250 shares, or 55% of the stock issued by the Company. Rockville Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and sixteen branches located in Hartford and Tolland counties in Connecticut. The Bank’s deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

The Company sold 8,357,050 shares of its common stock, representing 43% of the outstanding common shares at $10.00 per share to eligible account holders and employee benefit plans of the Bank pursuant to subscription rights as set forth in the Plan. Reorganization costs of $2.3 million were incurred in conducting the offering and were recorded as a reduction of the proceeds from the shares sold in the reorganization.

For a period of five years following completion of the Plan, no person, acting singly or with an associate or group of persons acting in concert, shall directly, or indirectly, offer to acquire or acquire the beneficial ownership of more than ten percent (10%) of any class of an equity security of the Company without the prior approval of the Connecticut Banking Commissioner.

As of September 30, 2005, the Company had not engaged in any business activities other than owning the common stock of Rockville Bank. Rockville Financial MHC, Inc. does not conduct any business activity other than owning a majority of the common stock of Rockville Financial, Inc.

In connection with the stock offering, the Company established Rockville Bank Community Foundation, Inc., a non-profit charitable organization dedicated to helping the communities that the Bank serves. The Foundation was funded with a contribution of 388,700 shares of the Company’s common stock, representing 2% of the outstanding common shares. The stock donation resulted in a $3.9 million contribution expense being recorded, and an additional $63,000 deferred tax benefit was recognized as the basis of the contribution for tax purposes which is equal to the stock’s trading price on the first day of trading which was higher than the initial issuance price used to record the contribution expense.

As part of the reorganization and stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees. Upon conversion, the ESOP borrowed $4.4 million from the Company to purchase 437,287 shares of common stock, representing 2.2% of the outstanding common shares. The Bank intends to make annual contributions to the ESOP adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP.

The interest rate for the ESOP loan is the prime rate plus one percent, or 7.75% as of September 30, 2005. The ESOP loan principal is payable in ten equal annual installments. Interest is payable on an annual basis. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of September 30, 2005, the outstanding principal and interest due was $4.9 million and there have been no principal payments on the loan since inception. The Company accounts for these ESOP shares in accordance with Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans (“SOP 93-6”). Under SOP 93-6, unearned ESOP shares are not considered outstanding for calculating net income (loss) per common share and are shown as a reduction of shareholders’ equity and presented as unearned common shares held by ESOP. During the period the ESOP shares are committed to be released, the Company recognizes compensation cost equal to the fair value of the ESOP shares and the unearned common shares held by the ESOP will be reduced by the cost of the ESOP shares released, and the differential between the fair value and the cost will be charged to additional paid-in capital. In accordance with SOP 93-6, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability in the Company’s financial statements. As of September 30, 2005, all of the ESOP shares purchased remain unallocated and no shares have been released to date. The ESOP compensation expense for the three and nine months ended September 30, 2005 was $447,000 and $674,000, respectively based upon the estimated fair value of the shares the Company expects to release in 2005.

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

The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the condensed financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Consolidated Financial Statements included in the Company’s Registration Statement on Form S-1, as amended.

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

In accordance with Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans (“SOP 93-6”), unearned ESOP shares are not considered outstanding for calculating basic and diluted net income (loss) per common share and ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation. Under SOP 93-6, ESOP shares that have not been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made, should be considered committed to be released.

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended September 30, 2005 and the period from May 20, 2005 to September 30, 2005:

	For the
	Three	For the Period
	Months	from May 20,
	Ended	2005 to
	September	September 30,
	30, 2005	2005
	(Dollars in thousands,
	except per share information)
Net income (loss)	$1,888	$(142)

Weighted average shares outstanding	19,435,000	19,435,000
Less: Unallocated weighted average ESOP shares	(439,238)	(438,620)
Plus: Committed ESOP Shares	34,888	29,308

Basic and Diluted shares	19,030,650	19,025,688

Earnings (loss) per share:
Basic and Diluted	$.10	$(.01)
4.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statements 123 (R) replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) is effective for the Company as of January 1, 2006. The Company is in the process of determining the method of adoption and the impact of SFAS No. 123(R) upon adoption.

In November 2005, the FASB has issued FASB Staff Position (FSP) FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and adds a footnote to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The guidance in this FSP nullifies certain requirements of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and supersedes EITF Abstracts, Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance in this FSP is required to be applied to reporting periods beginning after December 15, 2005. The adoption of these new rules is not expected to have a material impact on the Company’s consolidated financial statements.

5.	Available for Sale Investment Securities:

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale investment securities at September 30, 2005 and December 31, 2004 are as follows:

	Amortized	Gross Unrealized		Fair
September 30, 2005	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$1,999	$—	$3	$1,996
U.S. Government sponsored enterprises	29,999	—	435	29,564
Mortgage-backed securities	61,500	187	770	60,917
Corporate debt securities	20,001	215	7	20,209
Other debt securities	1,430	48	—	1,478

Total debt securities	114,929	450	1,215	114,164

Marketable equity securities	11,024	3,917	296	14,645
Non-marketable equity securities	241	—	—	241

	$126,194	$4,367	$1,511	$129,050

	Amortized	Gross Unrealized		Fair
December 31, 2004	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$1,994	$—	$10	$1,984
U.S. Government sponsored enterprises	24,160	11	118	24,053
Mortgage-backed securities	67,291	464	396	67,359
Corporate debt securities	28,384	905	—	29,289
Other debt securities	1,434	72	—	1,506

Total debt securities	123,263	1,452	524	124,191

Marketable equity securities	8,309	3,341	160	11,490
Non-marketable equity securities	326	—	—	326

	$131,898	$4,793	$684	$136,007

At September 30, 2005, the net unrealized gain on securities available for sale of $2.9 million, net of income taxes of $1.0 million, or $1.9 million is included in accumulated other comprehensive income. At December 31, 2004, the net unrealized gain on securities available for sale of $4.1 million, net of income taxes of $1.4 million, or $2.7 million is included in accumulated other comprehensive income.

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at September 30, 2005 and December 31, 2004:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
September 30, 2005	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$997	$2	$999	$1	$1,996	$3
U.S. Government sponsored enterprises	23,673	326	5,891	109	29,564	435
Mortgage-backed securities	23,839	206	22,353	564	46,192	770
Corporate debt securities	1,401	7	—	—	1,401	7

Total debt securities	49,910	541	29,243	674	79,153	1,215
Marketable equity securities	5,089	274	68	22	5,157	296

Total	$54,999	$815	$29,311	$696	$84,310	$1,511

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2004	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$1,984	$10	$—	$—	$1,984	$10
U.S. Government sponsored enterprises	15,894	118	—	—	15,894	118
Mortgage-backed securities	24,170	275	7,657	121	31,827	396

Total debt securities	42,048	403	7,657	121	49,705	524
Marketable equity securities	1,881	143	80	17	1,961	160

Total	$43,929	$546	$7,737	$138	$51,666	$684

As of September 30, 2005 and December 31, 2004, management determined that none of the securities in an unrealized loss position were other than temporarily impaired based on their evaluation of current market trends, the nature of the investments and industry analysis. Management has both the intent and ability to hold the securities with unrealized losses for the time necessary to recover the amortized cost.

6.	Loans Receivable and Allowance for Loan Losses:

A summary of the Company’s loan portfolio at September 30, 2005 and December 31, 2004 is as follows:

	September 30,		December 31,
	2005		2004
	(Dollars in thousands)
Real estate loans:
Residential	$530,459	64.4%	$450,054	64.2%
Commercial	145,070	17.6%	136,594	19.5%
Construction	33,541	4.1%	22,067	3.1%

	709,070		608,715

Commercial business loans	110,836	13.5%	88,700	12.7%
Installment loans	2,509	0.3%	2,268	0.3%
Collateral loans	1,154	0.1%	1,205	0.2%

Total loans	823,569	100.0%	700,888	100.0%

Net deferred loan costs and premiums	1,698		1,732

Allowance for loan losses	(8,123)		(6,371)

Loans, net	$817,144		$696,249

Changes in the allowance for loan losses for the periods ended September 30, 2005 and September 30, 2004 are as follows:

	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Allowance, beginning of the period	$7,670	$5,642	$6,371	$4,971
Provision for loan losses	450	795	2,050	1,822
Loans charged-off	(17)	(649)	(372)	(1,026)
Recoveries of loans previously charged off	20	89	74	110

Balance, end of period	$8,123	$5,877	$8,123	$5,877

7. Deposits:
         Deposits at September 30, 2005 and December 31, 2004 were as follows:

	September 30,		December 31,
	2005		2004
	(Dollars in thousands)
Demand deposits	$79,453	11.0%	$77,972	11.3%
NOW accounts	93,157	12.9%	88,768	12.8%
Regular savings	158,432	22.0%	161,215	23.3%
Money market and investment savings	86,170	12.0%	84,789	12.2%
Club accounts	927	0.1%	205	0.0%

Total transaction accounts	418,139	58.0%	412,949	59.6%

Certificates of deposit	302,631	42.0%	279,549	40.4%

Total deposits	$720,770	100.0%	$692,498	100.0%

A summary of interest expense by account type for the three and nine months ended September 30, 2005 and 2004 is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Savings and demand deposits	$770	$547	$2,262	$1,591
Time deposits	2,036	1,623	5,637	4,461

	$2,806	$2,170	$7,899	$6,052

8.	Borrowings:

The Bank is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). At September 30, 2005 and December 31, 2004, the Bank had access to a pre-approved secured line of credit with the FHLBB of $10 million and the capacity to obtain additional advances up to a certain percentage of the value of its qualified collateral, as defined in the FHLBB Statement of Credit Policy. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At September 30, 2005 and December 31, 2004, there were no advances outstanding under the line of credit. Other outstanding advances from the FHLBB aggregated $122.9 million at September 30, 2005, at interest rates ranging from 2.77% to 6.47%, and $118.0 million at December 31, 2004, at interest rates ranging from 2.35% to 6.47%.

As of September 30, 2005, $19.0 million of FHLBB borrowings were scheduled to mature in less than one year. The balance of $103.9 million is due at various maturity dates in 2007 through 2013.

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

The amounts related to the Pension Plan, supplemental retirement agreement and SERP are reflected in the tables that follow as “Pension Plans”:

Components of Net Periodic Benefit Cost

	Pension Plans		Post-Retirement Benefits
	Three Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Service cost	$200	$141	$2	$2
Interest cost	182	139	19	24
Expected return on plan assets	(210)	(118)	—	—
Amortization of net actuarial losses	84	82	8	19
Amortization of prior service cost (benefits)	155	2	—	(15)

Net periodic benefit cost	$411	$246	$29	$30

	Pension Plans		Post-Retirement Benefits
	Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Service cost	$600	$423	$6	$6
Interest cost	546	417	58	72
Expected return on plan assets	(630)	(354)	—	—
Amortization of net actuarial losses	252	246	24	57
Amortization of prior service cost (benefits)	465	6	(1)	(45)

Net periodic benefit cost	$1,233	$738	$87	$90

The Company contributed $981,000 to the pension plan during the nine months ended September 30, 2005. The Company contributed $61,000 to the post-retirement plan during the nine months ended September 30, 2005. The Company anticipates contributing $21,000 to the post retirement plan during the quarter ending December 31, 2005. No further contributions are expected to be made to the pension plan during 2005.

10.	Other Comprehensive Income (Loss):

The following table summarizes the components of other comprehensive income (loss) and the related tax effects for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In thousands)
Unrealized losses arising during the period	$(147)	$50	$(97)

Add reclassification adjustment for net gain from sale of securities recognized in net income	88	(30)	58

Total other comprehensive loss	$(59)	$20	$(39)

	Nine Months Ended September 30, 2005
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In thousands)
Unrealized losses arising during the period	$(1506)	$512	$(994)

Add reclassification adjustment for net gain from sale of securities recognized in net income	253	(86)	167

Total other comprehensive loss	$(1,253)	$426	$(827)

11.	Commitments and Contingencies:

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
	(In thousands)
Commitments to extend credit:
Future loan commitments	$72,080	$25,046
Undisbursed construction loans	56,192	22,993
Undisbursed home equity lines of credit	76,314	59,229
Undisbursed commercial lines of credit	15,002	44,049
Standby letters of credit	7,793	4,121
Unused checking overdraft lines of credit	82	71

	$227,463	$155,509

12.	Legal Matters:

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

13.	Regulatory Matters:

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Bank meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Bank was classified at its most recent notification as “well capitalized”. At September 30, 2005, the Company and the Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of September 30, 2005 and December 31, 2004 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy. Also included is a summary of Rockville Financial, Inc.’s regulatory capital and ratios as of September 30, 2005. The December 31, 2004 data is not relevant as the reorganization of the Company was completed on May 20, 2005:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
Rockville Bank at September 30, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$114,058	16.2%	$56,325	8.0%	$70,406	10.0%
Tier I capital to risk weighted assets	105,662	15.0	28,158	4.0	42,237	6.0
Tier I capital to total average assets	105,662	10.9	38,918	4.0	48,647	5.0

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
Rockville Bank at December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$69,509	11.9%	$47,125	8.0%	$58,906	10.0%
Tier I capital to risk weighted assets	62,942	10.7	23,530	4.0	35,295	6.0
Tier I capital to total average assets	62,942	7.3	34,489	4.0	43,111	5.0

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
Rockville Financial, Inc. at September 30, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$153,400	21.8%	$56,423	8.0%	$70,529	10.0%
Tier I capital to risk weighted assets	145,004	20.6	28,211	4.0	42,316	6.0
Tier I capital to total average assets	145,004	14.9	38,927	4.0	48,659	5.0
14.	Income Taxes:

Income taxes are provided on an interim basis using the estimated annual effective tax rate. The effective tax rate differs from the statutory rate of 34% for the three months and nine months ended September 30, 2005 and September 30, 2004 primarily due to the dividend received deduction, tax exempt interest and non-taxable earnings on bank owned life insurance for all periods.

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

Overview

Rockville Financial, Inc., (the “Company”), a state-chartered mid-tier stock holding company was formed on December 17, 2004 to reorganize Charter Oak Community Bank Corp. from a state-chartered mutual holding company to a state-chartered two-tier mutual and stock holding company. On May 20, 2005, the Reorganization and Minority Stock Issuance Plan (the “Plan”) adopted by the Company’s and Bank’s Board of Directors was completed. Its wholly-owned subsidiary Rockville Bank (the “Bank”) provides a full range of banking services to consumer and commercial customers through its main office in Rockville and sixteen branches located in Hartford and Tolland counties in Connecticut. The Bank’s deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

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

Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2005 and 2004

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage servicing income, bank owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company’s results of operations are also impacted by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the three and nine months ended September 30, 2005 and 2004.

Income Statement Summary

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
			(In thousands)
Net interest income	$8,154	$6,540	$1,614	$23,388	$18,745	$4,643
Provision for loan losses	450	795	345	2,050	1,822	(228)
Noninterest income	1,088	630	458	2,974	2,241	733
Operating expenses	6,023	5,232	(791)	18,050	15,947	(2,103)
Contribution to Rockville Community Foundation	—	—	—	3,887	—	(3,887)

Income before income taxes	2,769	1,143	1,626	2,375	3,217	(842)
Provision for income taxes	881	344	(537)	761	976	215

Net income	$1,888	$799	$1,089	$1,614	$2,241	$(627)

Earnings Summary: Net income increased by $1.1 million, or 136.3%, to $1.9 million for the quarter ended September 30, 2005 from $799,000 for the same period in the prior year primarily resulting from a $1.6 million, or 24.7% increase in our net interest income, due to a 91.7% increase in average net interest earning assets and a 15 basis point increase in the net interest margin, and a $345,000, or 43.4% decline in the provision for loan losses and a $458,000, or 72.7% increase in noninterest income partially offset by a $791,000, or 15.1% increase in noninterest expense. Basic and diluted earnings per share were $.10 for the quarter ended September 30, 2005. As this is the second quarter operating as a public company, per share data is not presented for the three months ended September 30, 2004 since there were no shares outstanding prior to May 20, 2005. The increase in the average net interest-earning assets reflects the stock proceeds which were used to fund significant loan growth. The decrease in the provision for loan losses is the result of our evaluation of the required allowance amount. The increase in noninterest income is principally due to income being reduced by a $223,000 investment impairment recorded during the three months ended September 30, 2004 with none recorded during the three months ended September 30, 2005 and an increase on the net gains on sales of securities of $109,000 and an increase of $52,000 in ATM fees due to increased volume experienced by our ATM network and a $52,000 increase in insufficient funds charges as a result of the growth in demand deposit accounts. The increase in noninterest expense is primarily due to an increase of $451,000 in salary and employee benefits and a $141,000 increase in professional fees. The increase in salary and employee benefits reflects an increase of $241,000 in salary costs incurred in connection with the expansion of branch facilities and the commercial lending division, a $411,000 employee stock ownership plan (“ESOP”) expense recorded for the ESOP plan established in 2005 as part of the stock offering and reorganization and an increase of $168,000 in other benefit expense offset by a decrease of $401,000 in our phantom stock plan expense as a result of the most recent valuation used to compute amounts payable under the Plan. The number of full-time equivalent employees increased to 168 as of September 30, 2005 from 159 as of September 30, 2004. The increase in professional fees was primarily due to legal services.

Net income for the nine months ended September 30, 2005, decreased $627,000, or 28.0%, to $1.6 million, compared with net income of $2.2 million for the nine months ended September 30, 2004. This decline in net income was primarily attributable a $3.9 million expense related to a common stock contribution to Rockville Bank Community Foundation, Inc. in connection with the initial public offering with a related tax benefit of $1.3 million. The Foundation was established with a contribution of 2%, or 388,700 shares of the Company’s common stock to support educational activities and charitable causes in the communities that the Bank serves. Excluding the Foundation contribution expense and the related tax benefit, net income would have increased by $2.0 million or 87.6% to $4.2 million for the nine months ending September 30, 2005 when compared to the same period in the prior year primarily due to an increase of $4.4 million, or 26.1%, in net interest income after the provision for loan losses primarily resulting from a $57.7 million, or 61.3% increase in average net interest-

earning assets and a $733,000, or 32.7% increase in noninterest income partially offset by a $2.1 million, or 13.2% increase in noninterest expense.

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

	Three Months Ended September 30
	2005			2004
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$796,165	$10,920	5.49%	$629,665	$8,549	5.43%
Available for sale securities	122,081	1,196	3.92	134,317	1,311	3.90
Federal Home Loan Bank stock	8,498	91	4.28	6,894	38	2.19
Other earning assets	3,662	31	3.33	6,865	24	1.39

Total interest-earning assets	930,406	12,238	5.26	777,741	9,922	5.10

Noninterest-earning assets	45,276			38,766

Total assets	$975,682			$816,507

Interest-bearing liabilities:
NOW and money market accounts	$179,521	510	1.14	$145,118	302	0.83
Savings accounts	164,556	251	0.61	157,872	241	0.61
Certificates of deposit	275,767	2,036	2.95	257,925	1,623	2.52

Total interest-bearing deposits	619,844	2,797	1.81	560,915	2,166	1.54

Mortgagor’s and investor’s escrow accounts	2,002	9	1.80	1,150	4	1.39

Advances from the Federal Home Loan Bank	118,649	1,278	4.31	116,629	1,212	4.16

Total interest-bearing liabilities	740,495	4,084	2.21%	678,694	3,382	1.99%

Noninterest-bearing liabilities	85,197			71,122

Total liabilities	825,692			749,816
Capital	149,990			66,691

Total liabilities and capital	$975,682			$816,507

Net interest income		$8,154			$6,540

Net interest rate spread (1)			3.05%			3.11%

Net interest-earning assets (2)	$189,911			$99,047

Net interest margin (3)			3.51%			3.36%

Average interest-earning assets to average interest-bearing liabilities			125.65%			114.59%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30
	2005			2004
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$758,073	$30,912	5.44%	$578,078	$24,061	5.55%
Available for sale securities	127,911	3,804	3.96	128,479	3,850	4.00
Federal Home Loan Bank stock	8,118	255	4.18	6,346	103	2.16
Other earning assets	3,697	76	2.74	21,353	134	0.84

Total interest-earning assets	897,799	35,047	5.20	734,256	28,148	5.11

Noninterest-earning assets	45,023			36,673

Total assets	$942,822			$770,929

Interest-bearing liabilities:
NOW and money market accounts	$179,956	1,477	1.09	$139,771	876	0.84
Savings accounts	166,348	755	0.60	152,790	694	0.61
Certificates of deposit	276,321	5,637	2.72	242,504	4,461	2.45

Total interest-bearing deposits	622,625	7,869	1.69	535,065	6,031	1.50

Mortgagor’s and investor’s escrow accounts	2,501	30	1.61	1,775	21	1.58

Advances from the Federal Home Loan Bank	120,783	3,760	4.15	103,222	3,351	4.33

Total interest-bearing liabilities	745,909	11,659	2.08%	640,062	9,403	1.96%

Noninterest-bearing liabilities	88,266			64,145

Total liabilities	834,175			704,207
Capital	108,647			66,722

Total liabilities and capital	$942,822			$770,929

Net interest income		$23,388			$18,745

Net interest rate spread (1)			3.12%			3.15%

Net interest-earning assets (2)	$151,890			$94,194

Net interest margin (3)			3.47%			3.40%

Average interest-earning assets to average interest-bearing liabilities			120.36%			114.72%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	Compared to			Compared to
	September 30, 2004			September 30, 2004
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
			(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,276	$95	$2,371	$8,274	$(1,423)	$6,851
Securities interest, dividends & income from other assets	(443)	388	(55)	(936)	984	48

Total earning assets	1,833	483	2,316	7,338	(439)	6,899

Interest expense:
NOW and money market accounts	81	127	208	289	313	602
Savings accounts	15	—	15	69	—	69
Certificates of deposit	119	294	413	660	516	1,176

Total interest-bearing deposits	215	421	636	1,018	829	1,847
FHLB Advances	21	45	66	765	(356)	409

Total interest bearing liabilities	236	466	702	1,783	473	2,256

Change in net interest income	$1,597	$17	$1,614	$5,555	$(912)	$4,643

Net Interest Income: Net interest income before the provision for loan loss increased 24.7% to $8.2 million for the quarter ended September 30, 2005, compared to $6.5 million for the same period in the prior year and increased 24.8% to $23.4 million for the nine months ended September 30, 2005, compared to $18.7 million for the nine months ended September 30, 2004. The increase for both the three and nine months ended September 30, 2005 is primarily due to a 91.7% and 61.3% respective increase in average net interest earning assets which reflects the receipt of stock proceeds which were used to fund the significant loan growth achieved during the periods. Average net earning assets increased to $189.9 million from $99.0 million for the three months ended September 30, 2005 from the same period in the prior year and increased to $151.9 million from $94.2 million for the nine months ended September 30, 2005 when compared to the same period in the prior year. Our net interest margin increased 15 basis points to 3.51% from 3.36% for the quarter ended September 30, 2005 compared to the same period during the prior year and increased 7 basis points to 3.47% from 3.40% for the nine months ended September 30, 2005 compared to the same period during the prior year.

Interest and Dividend Income: Interest and dividend income increased 23.3%, to $12.2 million for the three months ended September 30, 2005 from $9.9 million for the three months ended September 30, 2004 and increased 24.5% to $35.0 million for the nine months ended September 30, 2005 from $28.1 earned during the same period in the prior year. Interest income on loans receivable increased by 27.7% to $10.9 million for the three months ended September 30, 2005 from $8.5 million for the three months ended September 30, 2004 and increased 28.5% to $30.9 million for the nine months ended

September 30, 2005 from $24.1 million for the nine months ended September 30, 2004. The increase in interest and dividend income for both the three and nine month periods ended September 30, 2005 when compared to the same period in 2004 was due to a 26.4% and 31.1% increase in average loans receivable, respectively. The average loan yield for the three months ended September 30, 2005 changed slightly to 5.49% from 5.43% when comparing the average yield for the three months ended September 30, 2005 to the same period in the prior year and the average loan yield for the nine months ended September 30, 2005 declined 11 basis points when compared to the same period in the prior year from 5.55% to 5.44% despite a rising rate environment due to an increase of $22.8 million in the average balance of the lower yielding fully guaranteed USDA loan portfolio and an increase of $61.6 million in the average balance of purchased adjustable rate residential hybrid loans offset by increases in the average yield on loans priced based on adjustable rates. The prime rate used as an index to re-price various commercial and home equity adjustable loans increased 200 basis points during the past year to 6.75% as of September 30, 2005 from 4.75% at September 30, 2004. The average loan yields were also reduced by 13 basis points for the three months ended and 7 basis points for the nine months ended September 30, 2005 when compared to September 30, 2004 due to $255,000 and $374,000, respectively, in write-offs of unamortized premiums on USDA loans that became non-performing and have been or will be repaid by USDA. Interest and dividend income on available for sale securities decreased to $1.3 million for the three months ended September 30, 2005 from $1.4 million for the same period in the prior period due to the decline in the average available for sale portfolio. Interest and dividend income on available for sale securities remained constant at $4.1 million for the nine months ended September 30, 2005 and 2004.

Interest Expense: Interest expense for the three months ended September 30, 2005 increased 20.8% to $4.1 million from $3.4 million for the three months ended in September 30, 2004 and increased 24.0% to $11.7 million for the nine months ended September 30, 2005 from $9.4 million for the nine months ended September 30, 2004. The increase in both the three and nine months ended September 30, 2005 compared to the same periods in the prior year was primarily attributable to an increase in volume and the weighted average rate paid due to a rising rate environment. For the three months ended September 30, 2005, average interest-bearing liabilities rose 9.1% to $740.5 million from $678.7 million for the three months ended September 30, 2004 and the average rate paid for the period increased 22 basis points to 2.21% from the 1.99% average rate paid for the three months ended September 30, 2004. For the nine months ended September 30, 2005, average interest-bearing liabilities increased 16.5% to $745.9 million from $640.1 million for the nine months ended September 30, 2004 and the average rate paid for the period increased 12 basis points to 2.08% from the 1.96% average rate paid for the nine months ended September 30, 2004. The increase in the cost of funds was due to a rising interest rate environment and was largely mitigated by the increased use of short-term wholesale funding and deposit account strategies to attract lower cost core deposits. For the three and nine months ended September 30, 2005, average core deposits rose 13.6% and 18.4%, to $344.1 million and $346.3 million, respectively from $303.0 million and $292.6 million the three and nine months ended September 30, 2004, respectively.

Provision for Loan Losses: The allowance for loan losses is maintained at a level necessary to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded a provision of $450,000 for the three months ended September 30, 2005, a decrease of $345,000 compared to the same period in the prior year. The provision decreased primarily as a result of our evaluation of the loan portfolio and estimated allowance requirements. At September 30, 2005, the allowance for loan losses totaled $8.1 million, or 119.6% of nonperforming loans and 0.99% of total loans, compared to $6.4 million at December 31, 2004, or 265.7% of nonperforming loans and 0.91% of total loans. Excluding a $4.9 million loan fully guaranteed United States Department of Agriculture (“USDA”) classified as nonperforming as of September 30, 2005, the allowance for loan losses totaled 429.1% of nonperforming loans.

Noninterest Income: Sources of noninterest income primarily include banking service charges on deposit accounts, Infinex brokerage and insurance fees, bank owned life insurance and mortgage servicing income.

Noninterest income increased by 72.7%, to $1.1 million for the three months ended September 30, 2005 from $630,000 earned during the same period in the prior year and increased 32.7% to $3.0 million from $2.2 million for the nine months ended September 30, 2004. The increase in noninterest income when comparing the current period to the prior year was primarily due to income being reduced by a $223,000 investment impairment recorded during the three months ended September 30, 2004 and an increase of $109,000 in net gains from the sales of securities and an increase of $52,000 in ATM fees due to increased volume of our ATM network and a $52,000 increase in insufficient funds charges as a result of the growth in demand deposit accounts and the number of overdrafts experienced during the period. Service charges and fees increased 14.4% to $1.0 million for the three months ended September 30, 2005 compared to $874,000 for the three months ended September 30, 2004.

Noninterest Expense: Noninterest expense increased by 15.1%, to $6.0 million for the three months ended September 30, 2005 from $5.2 million for the same period in the prior year and increased 37.6% to $21.9 million for the nine months ended September 30, 2005 from $15.9 million for the same period in the prior year.

The following table summarizes noninterest expense for the three months and nine months ended September 30, 2005 and 2004:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2004	Change	2005	2004	Change
	(In thousands)
Salaries and employee benefits	$3,271	$2,820	$451	$9,517	$8,077	$1,440
Service bureau fees	654	609	45	1,996	1,663	333
Occupancy and equipment	756	671	85	2,130	2,096	34
Professional fees	257	116	141	933	537	396
Marketing and promotions	213	207	6	783	739	44
Insurance and FDIC Assessments	48	39	9	155	124	31
Contribution to Rockville Bank
Community Foundation, Inc.	—	—	—	3,887	—	3,887
Other	824	770	54	2,536	2,711	(175)

Total noninterest expense	$6,023	$5,232	$791	$21,937	$15,947	$5,990

Salary and benefits expense increased 16.0% to $3.3 million for the three months ended September 30, 2005 compared to $2.8 million for the three months ended September 30, 2004 due to an increase of $241,000 in salary costs incurred in connection with the expansion of branch facilities and the commercial lending division, and a $411,000 employee stock ownership plan (“ESOP”) expense recorded for the ESOP plan established in 2005 as part of the stock offering and reorganization, and increases of $168,000 in other benefit expenses offset by a decrease of $401,000 in a phantom stock plan that was established prior to the stock offering and declined in value as a result of the most recent valuation used to compute amounts payable under the plan. The number of full-time equivalent employees increased to 168 as of September 30, 2005 from 159 as of September 30, 2004. Occupancy and equipment expense increased 12.7% to $756,000 for the three months ended September 30, 2005 compared to $671,000 for the three months ended September 30, 2004 and is attributable to increases in many components of the expense, primarily to the opening of our Glastonbury branch and upgrades and additions made to our ATM network. The $141,000 increase in professional fees was primarily due to increased fees incurred for various legal services.

Salary and benefits expense increased 17.8% to $9.5 million for the nine months ended September 30, 2005 compared to $8.1 million for the nine months ended September 30, 2004 mainly resulting from an increase of $751,000 in salary costs incurred in connection with the expansion of branch facilities and the commercial lending division, and a $674,000 employee stock ownership plan (“ESOP”) expense recorded for the ESOP plan established in 2005 as part of the stock offering and reorganization. Service bureau fees increased 20.0%, for the nine months ended September 30, 2005 when compared to the same period in the prior year primarily resulting from increased costs of $119,000 for ATM servicing due to the additions made to our ATM network, $167,000 increase in core processing costs due to increased capacity and a $47,000 increase in wide area network costs. Professional fees increased 73.7% to $933,000, for the nine months ended September 30, 2005 when compared to $537,000 for the same period in the prior year due to an increase of $153,000 in external audit costs, $161,000 in legal fees and $82,000 in consultant fees due to higher accounting, legal and consulting costs associated with public reporting requirements and assistance with Section 404 of the Sarbanes Oxley compliance requirements.

Other non-interest expense increased by 7.0% to $824,000 for the three months ended September 30, 2005 compared to $770,000 for the same period in the prior year and decreased by 6.5% to $2.5 million for the nine months ended September 30, 2005 compared to $2.7 million for the same period in the prior year. Significant components of other non-interest expense are as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2004	Change	2005	2004	Change
	(In thousands)
Directors fees	$78	$73	$5	$249	$227	$22
Appraisal and credit report	93	110	(17)	312	311	1
Telephone	62	58	4	181	181	—
Postage	80	53	27	214	169	45
Courier	66	43	23	174	161	13
Dues and subscriptions	44	32	12	127	111	16
Service charges	32	33	(1)	97	98	(1)
Printing and forms	24	55	(31)	109	96	13
Other	345	313	32	1,073	1,357	(284)

Total other noninterest expense	$824	$770	$54	$2,536	$2,711	$(175)

Income Tax Expense: Income tax expense increased 156.1% to a $881,000 tax expense for the three months ended September 30, 2005 as compared to $344,000 income tax expense incurred for the three months ended September 30, 2004 and decreased 22.0% to a $761,000 tax expense for the nine months ended September 30, 2005 as compared to $976,000 income tax expense incurred for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. Our effective tax rate differs from the statutory rate of 34% for the three months and nine months ended September 30, 2005 and September 30, 2004 primarily due to the dividend received deduction and non-taxable earnings on bank owned life insurance for both periods.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Summary: The Company’s total assets increased $120.1 million, or 13.5%, to $1.0 billion at September 30, 2005, as compared to $889.9 million at December 31, 2004, primarily due to a $120.9 million or 17.4% increase in loans which was mainly funded with the proceeds received from our initial public offering. Net loans receivable increased to $817.2 million at September 30, 2005 as compared to $696.2 million at December 31, 2004 primarily due to an increase in one-to-four family residential mortgages and to a lesser extent, an increase in commercial business loans. Available for sale investment securities declined $7.0 million or 5.1% to $129.1 million at September 30, 2005 as compared to $136.0 million at December 31, 2004. The proceeds from the investment securities were used to fund loan growth.

Deposits increased $28.3 million, or 4.1%, to $720.8 million at September 30, 2004. The growth was principally attributable to a $23.1 million increase in certificates of deposits as a result of several promotions conducted during the quarter. Federal Home Loan Bank advances increased $4.9 million, or 4.1%, to $122.9 million at September 30, 2005 from $118.0 at December 31, 2004 as advances were used to meet funding needs during the period.

Total capital increased $81.9 million, or 119.5%, to $150.4 million at September 30, 2005 compared to $68.5 million at December 31, 2004 primarily due the $81.3 million in net stock proceeds received in the initial public offering which was used to fund loan growth and repay short-term borrowings at the Federal Home Loan Bank.

Investment Securities: At September 30, 2005, the Company’s investment portfolio, consisted solely of available for sale securities, was $129.1 million, or 12.8% of total assets. The decrease of $7.0 million, or 5.1% in investment securities, compared to December 31, 2004, was primarily due to scheduled repayments and maturities which were used to fund loan growth. At September 30, 2005, the net unrealized gain on investment securities available for sale was $1.9 million, net of taxes, compared to $2.7 million as of December 31, 2004. Rising market interest rates negatively impacted the fair value of the Company’s debt securities during the period and a downward trend in the stock market negatively affected the fair value of marketable equity securities.

The following table displays a summary of the Company’s investment securities as of September 30, 2005 and December 31, 2004:

	September 30, 2005			December 31, 2004
			Percent			Percent
	Amortized	Fair	of	Amortized	Fair	of
	Cost	Value	Portfolio	Cost	Value	Portfolio
	(Dollars in thousands)
Available for sale:
U.S. Government and agency obligations	1,999	$1,996	1.6%	$1,994	$1,984	1.5%
U.S. Government sponsored enterprises	29,999	29,564	22.9	24,160	24,053	17.7
Mortgage-backed securities	61,500	60,917	47.2	67,291	67,359	49.5
Corporate debt securities	20,001	20,209	15.7	28,384	29,289	21.5
Other debt securities	1,430	1,478	1.1	1,434	1,506	1.1

Total debt securities	114,929	114,164	88.5	123,263	124,191	91.3

Marketable equity securities	11,024	14,645	11.3	8,309	11,490	8.5
Non-marketable equity securities	241	241	0.2	326	326	0.2

	$126,194	$129,050	100.0%	$131,898	$136,007	100.0%

Lending Activities: Net loans receivable increased $120.9 million, or 17.4%, to $817.4 million at September 30, 2005 as compared to $696.2 million at December 31, 2004 primarily due to an increase in one-to-four family residential mortgages and to a lesser extent, an increase in commercial business loans.

The composition of the Bank’s loan portfolio was as follows for the period indicated:

	September 30,		December 31,
	2005		2004
Loan Category	(Dollars in thousands)
Real estate loans:
Residential	$530,459	64.4%	$450,054	$64.2%
Commercial	145,070	17.6	136,594	19.5
Construction	33,541	4.1	22,067	3.1
Commercial business loans	110,836	13.5	88,700	12.7
Installment loans	2,509	0.3	2,268	0.3
Collateral loans	1,154	0.1	1,205	0.2

Total loans	823,569	100.0%	700,888	100.0%

Net deferred loan fees and premiums	1,698		1,732
Allowance for loan losses	(8,123)		(6,371)

Loans, net	$817,144		$696,249

Residential real estate loans increased $80.4 million, or 17.9%, to $530.5 million. This increase in loans reflects continued demand for loans in a favorable interest rate environment, a no-closing costs loan program for refinanced residential loans introduced last year, the use of two established local mortgage bankers to originate adjustable rate hybrid residential loans and a home equity line of credit marketing campaign. Commercial business loans increased $22.1 million, or 25.0%, to $110.8 million at September 30, 2005. Commercial business loans includes $45.3 million and $48.2 million of loans fully guaranteed by the United States Department of Agriculture as of September 30, 2005 and December 31, 2004, respectively. The remaining commercial business loans represent loans partially guaranteed by the Small Business Administration, revolving business lines of credit and term loans. Management expects to grow the commercial real estate, commercial construction and commercial business loan portfolios due to the hiring additional commercial lenders and an additional credit analyst.

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

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Non-accrual loans:
Residential(1)	$614	$423
Commercial	415	598
Commercial business loans	176	326
Installment, collateral and other loans	7	6

Total non-accrual loans(2)	1,212	1,353
Accruing loan past due 90 days or more(3)	4,897	—
Troubled debt restructurings	681	1,045

Total non-performing loans	6,790	2,398
Real estate owned	—	150

Total non-performing assets	$6,790	$2,548

Total non-performing loans to total loans	0.82%	0.34%
Total non-performing loans to total assets	0.67%	0.27%
Allowance for loan losses as a percent of total loans	0.99%	0.91%
Allowance for loan losses as a percent of non-performing loans	119.63%	265.68%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on non-accrual loans totaled $62,000 and $63,000 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

3)	Balance as of September 30, 2005 represents a loan that is fully guaranteed by the United States Agriculture Department.
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

Any loan that is 90 or more days delinquent is classified as a non-performing asset. A loan is classified as impaired when it is probable that the Bank will be unable to collect all amounts due in accordance with the terms of the loan agreement. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment for Loan-Income Recognition and Disclosures,” an allowance is maintained for impaired loans to reflect the difference, if any, between the principal balance of the loan and the present value of projected cash flows, observable fair value or collateral value. SFAS No. 114 defines an impaired loan as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan.

This analysis process is both quantitative and subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

The allowance for loan losses increased $1.8 million, or 27.5%, to $8.1 million at September 30, 2005 from $6.4 million at December 31, 2004. The increase in the allowance for loan losses resulted from a $2.1 million provision for loan losses for the nine months ended September 30, 2005 offset by $298,000 in net charge-offs. The increase in the allowance was deemed necessary based upon management’s analysis and the growth of the loan portfolio. At September 30, 2005, the allowance for loan losses represented 0.99% of total loans and 429.1% of non-performing loans, excluding the fully guaranteed non-performing USDA loan and 119.6% of non-performing loans when including the fully guaranteed non-performing USDA loan, compared to 0.91% of total loans and 265.7% of non-performing loans as of December 31, 2004.

Deposits: The following table displays a summary of the Company’s deposits as of September 30, 2005 and December 31, 2004:

	September 30,		December 31,
	2005		2004
		(Dollars in thousands)
Demand deposits	$79,453	11.0%	$77,972	11.3%
NOW accounts	93,157	12.9	88,768	12.8
Regular savings	158,432	22.0	161,215	23.3
Money market and investment savings	86,170	12.0	84,789	12.2
Club accounts	927	0.1	205	0.0

Total transaction accounts	418,139	58.0	412,949	59.6

Certificates of deposit	302,631	42.0	279,549	40.4

Total deposits	$720,770	100.0%	$692,498	100.0%

Deposits increased $28.3 million, or 4.1%, to $720.8 million at September 30, 2004. The growth was principally attributable to a $23.1 million increase in Certificates of deposits as a result of several promotions conducted during the quarter. The certificate of deposit promotions required the use of direct deposit checking in order to qualify for the promotion in an effort to increase core deposits.

Liquidity and Capital Resources: We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 20.3% and 25.6% for the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2005 and December 31, 2004, respectively, $24.5 million and $22.1 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.

The Company used the proceeds received from the initial public offering to repay $44.8 million in short-term advances from the Federal Home Loan Bank, to fund loans and for general corporate purposes.

During the nine months ended September 30, 2005 and 2004, our loan originations and purchases, net of collected principal and loan sales, totaled $123.0 million and $122.2 million, respectively, reflecting net growth in our portfolio due to a favorable interest rate environment, a no-closing cost residential loan program targeted at the refinance market and the use of two established local mortgage bankers to originate adjustable rate hybrid residential loans. Cash received from the calls and maturities of investment securities totaled $9.6 million and $13.1 million during the nine months ended September 30, 2005 and 2004, respectively. We purchased $21.1 million and $32.8 million and received proceeds from the sale of $4.8 million and $3.0 million in available for sale investment securities during the nine months ended September 30, 2005 and 2004, respectively.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $28.3 million and $117.3 million for the nine months ended September 30, 2005 and 2004, respectively. Rockville Bank experienced higher deposit levels in 2004 and 2005 due to the consolidation of competitors in its markets.

Liquidity management is both a daily and longer-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At September 30, 2005, the Bank had $122.9 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $171.5 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 20% of total assets, or $202.0 million at September 30, 2005.

At September 30, 2005, the Bank had outstanding commitments to originate loans of $72.1 million and unfunded commitments under lines of credit and stand-by letters of credit of $155.4 million. At September 30, 2005, certificates of deposit scheduled to mature in less than one year totaled $166.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by the Bank, other funding sources will be utilized, such as Federal Home Loan Bank of Boston advances in order to maintain our level of assets. Alternatively, the Bank would reduce our level of liquid assets, such as, cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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

Quantitative Analysis:

Income Simulation: Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2005 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage Increase
(Decrease) in Estimated
Net Interest Income
Over 12 Months
300 basis point increase in rates	(2.3)%
200 basis point decrease in rates	(8.8)
Rockville Bank’s Asset/Liability policy limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, our return on assets (ROA) may change by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenatrio ROA (for every 100 basis point interest rate change), whichever is less. These limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to decrease by a greater amount if interest rates fall. At September 30, 2005, income at risk (i.e., the change in net interest income) was a decrease of 2.3% and a decrease of 8.8% based on a 300 basis point increase and a 200 basis point decrease in interest rates, respectively. At September 30, 2005, return on assets is modeled to decrease by 2 basis points and to decrease by 21 basis points based on a 300 basis point increase and a 200 basis point decrease in interest rates, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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

Part II — OTHER INFORMATION
Item 6. Exhibits
3.1 — Charter of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))
3.2 — Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the 10Q filed for Rockville Financial, Inc. on May 13, 2005)
10.1 — Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and William J. McGurk effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 of Rockville Financial, Inc. filed on April 22, 2005)
10.1.1 — Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Joseph J. Jeamel effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.1 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 filed for Rockville Financial, Inc. filed with the Commission on April 22, 2005)
10.1.2 — Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Gregory A. White effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed with the Commission on April 22, 2005)
10.1.3 — Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Kristen Johnson effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed with the Commission on April 22, 2005)
10.1.4 — Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Chuck Desimone Jr. effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed with the Commission on April 22, 2005)
10.1.5 — Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Richard Trachimowicz. effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed with the Commission on April 22, 2005)
10.1.6 — Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Ratna Ray effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed with the Commission on April 22, 2005)
10.1.7 — Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Laurie Rosner effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed with the Commission on April 22, 2005)
31.1 — Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
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

Rockville Financial, Inc.

By:	/s/ Mr. William J. McGurk

Mr. William J. McGurk
President and Chief Executive Officer

Date:	November 14, 2005

By:	/s/ Mr. Gregory A. White

Mr. Gregory A. White
Chief Financial Officer and Treasurer

Date:	November 14, 2005

