Form 10-Q/A
period 2005-09-30
Rockville Financial Inc.
filed 2005-12-22
CIK 1311131

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

ROCKVILLE FINANCIAL, INC.
Amendment No. 1 to the Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2005

Explanatory Note

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q (“Amendment No. 1”) is being filed solely to correct inadvertent technical errors in the certification exhibits in the Quarterly Report on Form 10-Q originally filed on November 14, 2005 (the “Original Filing”).

For the convenience of the reader, this Amendment No. 1 sets forth the Original Filing in its entirety, as amended. Except as described above, no other information in the Original Filing is amended hereby. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update the Original Filing in any way other than to correct the inadvertent technical errors contained in the certification exhibits.

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
32 — Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.

By:	/s/ Mr. William J. McGurk

Mr. William J. McGurk
President and Chief Executive Officer

Date:	December 22, 2005

By:	/s/ Mr. Gregory A. White

Mr. Gregory A. White
Chief Financial Officer and Treasurer

Date:	December 22, 2005

