Form 10-K
period 2005-12-31
Rockville Financial Inc.
filed 2006-03-31
CIK 1311131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-51239
ROCKVILLE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Connecticut	30-0288470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut (Address of principal executive officers)	06066 (Zip Code)
(860) 291-3600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of each exchange where registered
Common Stock, no par value	National Association of Securities Dealers
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes. ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. ☐ Yes. ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of Rockville Financial, Inc. as of June 30, 2005 was $92.3 million based upon the closing price of $12.22 as of June 30, 2005 as reported in The Wall Street Journal on July 1, 2005. Directors and officers of the Registrant are deemed to be affiliates solely for the purposes of this calculation.
As of March 31, 2006, there were 19,435,000 shares of Registrant’s common stock outstanding.

Rockville Financial, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2005

Part I
FORWARD LOOKING STATEMENTS
This Form 10-K contains forward-looking statements that are within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of the management of the Company and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Company’s results to differ materially from those set forth in such forward-looking statements.
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
Factors that could cause this difference—many of which are beyond the Company’s control—include the following, without limitation:
•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect the Company’s business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Competitive pressures among financial services companies may increase significantly.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect the Company or its businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	The Company may not manage the risks involved in the foregoing as well as anticipated.
Any forward-looking statements made by or on behalf of the Company in this Form 10-K speak only as of the date of this Form 10-K. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature the Company may make in future filings.

Item 1. Business
   General
Rockville Financial, Inc., (the “Company”), a state-chartered mid-tier stock holding company was formed in Connecticut on December 17, 2004 to reorganize Charter Oak Community Bank Corp. from a state-chartered mutual holding company to a state-chartered two-tier mutual and stock holding company. The reorganization and initial stock issuance was completed on May 20, 2005, and fifty-five percent of the Company’s common stock was issued to Charter Oak Community Bank Corp., a Connecticut-chartered mutual holding company, which changed its name to Rockville Financial MHC, Inc. as part of the reorganization. The Company holds all of the common stock of Rockville Bank (“the Bank”). The Federal Reserve Board regulates the Company, a mid-tier stock holding company, and its parent, Rockville Financial MHC, Inc., the top-tier mutual holding company.
The Bank is a state-chartered savings bank organized in Connecticut in 1858 that provides a full range of banking services to consumer and commercial customers through its main office in Rockville, CT, sixteen branches located in Hartford and Tolland counties in Connecticut and 33 automated teller machines (“ATM”), including 9 stand-alone ATM facilities. The Bank is regulated by the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation. The Bank’s deposits are insured to the maximum allowable under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Home Loan Bank.
The Company strives to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in the market areas it serves. Rockville Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as residential, commercial real estate, commercial business and consumer loans and a variety of deposit products.
The Company’s business philosophy is to remain an independent, community-oriented franchise and to continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include expanding our banking network by pursuing new branch locations and branch acquisition opportunities in our market area, continuing our residential mortgage lending activities and expanding our commercial real estate and commercial business lending activities.
The Company employed 171 full-time equivalent employees at December 31, 2005. Management of the Company and the Bank are substantially identical. The Company does not own or lease any property but instead uses the premises, equipment and furniture of the Bank.
   Competition
We face competition within our market area both in making loans and attracting deposits. Hartford and Tolland Counties have a high concentration of financial institutions including large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2005, based on the FDIC’s most recent annual Summary of Deposits Report, our market share of deposits represented 23.4% of deposits in Tolland County, the second largest market share in that county, and 1.4% of deposits in Hartford County.
Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while continuing to support the communities within our service area.
   Market Area
We operate in a primarily suburban market area that has a stable population and household base. All of our offices are located in Hartford and Tolland Counties, Connecticut. Our market area is located in the north central part of Connecticut including, in part, the eastern part of the greater Hartford metropolitan area. Rockville is approximately 15 miles from Hartford. Hartford and Tolland Counties have a mix of industry groups and employment sectors, including services, wholesale/retail trade and manufacturing as the basis of the local economy. Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending area is broader than our primary deposit market area and includes all of Hartford and Tolland Counties, and parts of the adjacent Windham and Middlesex Counties.
   Lending Activities
Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential real estate. One-to-four family residential real estate mortgage loans represented $557.3 million, or 64.3%, of our loan portfolio at December 31, 2005. We also offer commercial real estate loans, commercial business loans, construction mortgage loans and consumer loans. At December 31, 2005, commercial real estate loans totaled $149.0 million, or 17.2% of our total loan portfolio, commercial business loans totaled $109.1 million, or 12.6% of our total loan portfolio, construction mortgage loans totaled $47.1 million, or 5.4% of our loan portfolio and consumer loans, consisting primarily of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans, totaled $4.1 million, or 0.5% of our total loan portfolio. As of December 31, 2005, loans to borrowers engaged in similar activities did not exceed 10% of total loans outstanding. The largest exposure to a related group was $15.3 million. These loans were performing according to their terms. Our net deferred loan fees and premiums totaled $1.7 million at December 31, 2005 largely due to the initiation of a mortgage loan refinancing program with no closing costs paid by customers and the purchase of adjustable rate mortgage loans from two mortgage banking firms.
The composition of the Bank’s loan portfolio was as follows at the dates indicated:

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Residential (1)	$557,306	64.31%	$450,054	64.21%	$334,625	62.73%	$296,245	61.19%	$290,831	63.26%
Commercial	149,006	17.19	136,594	19.49	122,600	22.99	118,256	24.43	105,255	22.89
Construction (2)	47,105	5.44	22,067	3.15	14,535	2.72	13,367	2.76	12,161	2.65
Commercial business loans	109,099	12.59	88,700	12.66	58,683	11.00	53,324	11.02	47,898	10.42
Installment, collateral and other loans	4,119	0.47	3,473	0.49	2,970	0.56	2,915	0.60	3,612	0.78

Total loans	866,635	100.00%	700,888	100.00%	533,413	100.00%	484,107	100.00%	459,757	100.00%

Net deferred loan fees and premiums	1,740		1,732		40		(1,358)		(1,616)
Allowance for loan losses	(8,675)		(6,371)		(4,971)		(5,168)		(4,949)

Loans, net	$859,700		$696,249		$528,482		$477,581		$453,192

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	Construction loans are reported net of undisbursed construction loans of $64.1 million, $23.0 million, $3.0 million, $5.1 million, and $3.5 million as of December 31, 2005, 2004, 2003, 2002 and 2001, respectively.
Residential Mortgage Loans: One of our primary lending activities consists of the origination of one-to-four family residential mortgage loans that are primarily secured by properties located in Tolland and Hartford Counties. Of the $557.3 million one-to-four family residential mortgage loans at December 31, 2005, $43.7 million were fixed rate home equity loans and $76.2 million consisted of balances outstanding on home equity lines of credit. Generally, one-to-four family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We usually do not make loans with a loan-to-value ratio in excess of 97% for loans secured by single-family homes. Fixed rate mortgage loans generally are originated for terms of 10, 15, 20, 25 and 30 years. Typically, all fixed rate residential mortgage loans are underwritten according to Freddie Mac policies and procedures. Fixed rate residential mortgage loans are periodically sold in the secondary market. We will usually retain the servicing rights for all loans that we sell in the secondary market. We originated $72.7 million of fixed rate one-to-four family residential loans during the year ended December 31, 2005, none of which were sold in the secondary market.
We also offer adjustable-rate mortgage loans for one-to-four family properties, with an interest rate which adjusts annually based on the one-year Constant Maturity Treasury Bill Index, after either a one-, three-, four-, five-, seven-, or nine-year initial fixed rate period. We originated $107.7 million of adjustable rate one-to-four family residential loans during the year ended December 31, 2005. Additionally, over the same time period, we purchased $46.4 million in adjustable rate mortgages from two local mortgage banking firms. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.
Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2005, $296.3 million, or 53.2%, of our one-to-four family residential loans had adjustable rates of interest.
In an effort to provide financing for low and moderate income home buyers, we offer a first time home buyer program at reduced rates and favorable closing costs. This program allows the first time home buyer to borrow with lower down payment requirements, lower origination points, and reduced fees. These loans are offered with adjustable rates of interest at terms of up to 30 years. Such loans are secured by one-to-four family residential properties. All of these loans are originated using government agency underwriting guidelines.
All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property. We also require homeowner’s insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. At December 31, 2005, our largest residential mortgage loan had a principal balance of $1.2 million. This loan was performing in accordance with its repayment terms.
We also offer home equity loans and home equity of lines of credit, both of which are secured by owner-occupied one-to-four family residences. At December 31, 2005, home equity loans and equity lines of credit totaled $119.9 million, or 13.8% of total loans. Additionally, at December 31, 2005, the unadvanced amounts of home equity lines of credit totaled $82.1 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to no more than 90%. Our home equity lines of credit have ten year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18% per annum.
Commercial Real Estate Loans: We originate commercial real estate loans and loans on owner occupied properties used for a variety of business purposes including small office buildings, industrial facilities and retail facilities. These projects are generally located in our primary market area. At December 31, 2005, commercial mortgage loans totaled $149.0 million, which amounted to 17.2% of total loans. Our commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one borrower limit. Our commercial real estate loans may be made with terms of up to 20 years with 25 year amortization schedules and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the Federal Home Loan Bank of Boston Classic Advance Rates. In reaching a decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise, business cash flow and credit history, and the appraised value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We typically require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and owners of 20% or more of the entity.
A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and typically includes periodic face-to-face meetings with the borrower. We generally require commercial borrowers to annually provide updated financial statements and federal tax returns. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan or commitment as of December 31, 2005 was a loan commitment for $7.6 million that closed in January 2006.
Loans secured by commercial real estate, including multi-family properties generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate, including multi-family properties, are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.
Commercial Construction Loans: We offer commercial construction loans including real estate subdivision development loans to licensed contractors and builders for the construction and development of commercial real estate projects and one-to-four family residential properties. At December 31, 2005, commercial construction loans totaled $41.3 million, which amounted to 4.8% of total loans outstanding. At December 31, 2005, the unadvanced portion of these construction loans totaled $60.3 million. Our commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one borrower limit. We extend loans to residential subdivision developers for the purpose of land acquisition, the development of infrastructure and the construction of homes. Advances are determined as a percentage of cost or appraised value (whichever is less) and the project is physically inspected prior to each advance. We typically limit the numbers of model homes financed with the majority of construction advances supported by purchase contracts. As of December 31, 2005 the single largest commitment on a single residential subdivision totaled $8.8 million. This loan was performing according to its terms.
Residential Consumer Construction Loans: We originate construction loans to individuals and contractors for the construction and acquisition of personal residences. At December 31, 2005, residential construction mortgage loans amounted to $5.8 million, or 0.7%, of total loans. At December 31, 2005, the unadvanced portion of these construction loans totaled $3.8 million.
Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months. At the end of the construction phase, the construction loan converts to a permanent mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 80%. At December 31, 2005, our largest residential construction mortgage loan commitment was for $700,000, $385,000 of which had been disbursed. This loan was performing according to its terms. Permanent construction loans to individuals are generally made on the same terms as our one-to-four family mortgage loans.

Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.
Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the actual cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value is inaccurate, we may be confronted with a project, when completed, with a value that is insufficient to assure full payment.
Commercial Business Loans: At December 31, 2005, we had $109.1 million in commercial business loans, of which $44.7 million were guaranteed by either the Small Business Administration (SBA) or the United States Department of Agriculture (USDA). We occasionally purchased USDA guaranteed loans in the secondary loan market from various experienced brokers. These loans carry a variable rate and adjust on a quarterly basis using the prime rate as the base index. There is no risk of principal or accrued interest loss up to loan payment dates, as we only purchased the guaranteed portion of the loan. The guarantee is that of the full faith and credit of the United States of America. We determine the loans to be purchased based on net yield, borrower credit rating, size and the business segment composition of the existing portfolio. Monthly payments are received directly from the original lending institution. Of the $44.7 million, $2.0 million are SBA loans originated by us, $42.4 million and $293,000 were purchased and are fully guaranteed, respectively, by the USDA and the SBA. In addition to the SBA and USDA loans, our commercial business loan portfolio consisted of $31.6 million in revolving business lines of credit and $32.8 million in commercial business term loans. Total commercial business loans amounted to 12.6% of total loans as of December 31, 2005.
We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial business lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit (15% of equity capital and our allowance for loan losses, pursuant to Connecticut law) to which there were no exceptions as of December 31, 2005. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or financing short term cash needs. Commercial business loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the Federal Home Loan Bank comparable advance rate.
When making commercial business loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial business loans are typically made up to 80% of the value of the loan collateral. We do not typically make unsecured commercial business loans greater than $100,000.
Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2005, our largest commercial business loan commitment was $15.0 million. In addition to the commercial business loans discussed above, we had $10.1 million in outstanding letters of credit as of December 31, 2005.
Installment, Collateral and Other Loans: We offer a limited range of installment and collateral consumer loans, principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. Installment and collateral consumer loans totaled $4.1 million, or 0.5% of our total loan portfolio at December 31, 2005.
Origination, Purchasing and Servicing of Loans: All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.
Generally, we retain in our portfolio all loans that we originate, however, for strategic reasons, including our interest rate risk management objectives, we periodically sell residential mortgage loans which conform to the underwriting standards specified by Freddie Mac. We also sell all mortgage loans insured by CHFA. All one-to-four family loans that we sell are sold pursuant to master commitments negotiated with Freddie Mac and are sold on a non-recourse basis. Historically, in such instances, our loans have been typically sold to either Fannie Mae or Freddie Mac, and we have retained the rights to service those loans. We currently have no reason to believe our practices will change in the near future. However, we currently have no plans to sell residential mortgage loans. Depending on interest rate levels at the time of any such sale, loans may be sold at either a net gain or a net loss. Additionally, there is no guarantee we will be able to reinvest the proceeds from any future loan sales at interest rates comparable to the interest rates on the loans that are sold. Reinvestment in loans with lower interest rates would result in lower interest income on the reinvested proceeds compared to the interest income previously generated by the loans that were sold.
At December 31, 2005, the Company was servicing loans sold in the amount of $23.1 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.
In addition to purchasing loans guaranteed by the USDA or SBA, the Company purchases adjustable rate one-to-four family residential mortgage loans from two local mortgage banking firms licensed with the Connecticut Department of Banking. These local mortgage bankers are not employed by the Company and sell their loans based on relationships and competitive pricing. During the year ended December 31, 2005, the Company purchased $46.1 million in adjustable rate loans from two local mortgage banking firms.

The following table shows loan origination, purchasing and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
Total loans at beginning of year	$700,888	$533,413	$484,107
Real estate loans originated:
Residential (1)	180,488	140,755	189,322
Commercial	36,621	39,634	22,400
Construction	40,953	22,067	14,535
Commercial business loans originated	68,365	35,842	21,739
Installment and collateral loans originated	2,968	2,675	2,289

Total loans originated	329,395	240,973	250,285

Loans purchased	46,429	81,428	10,095
Deduct:
Principal repayments	(210,077)	(152,154)	(165,653)
Loan sales	—	(2,772)	(45,421)
Loans held for sale	—	—	—

Net loan activity	165,747	167,475	49,306

Total loans at end of year	$866,635	$700,888	$533,413

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

   Loan Maturity Schedule

	Loans Maturing
		After One
	Within One	But Within	After Five
	Year	Five Year	Years	Total
	(In Thousands)
Real estate loans:
Residental	$235	$17,524	$539,547	$557,306
Commercial	3,567	24,204	121,235	149,006
Construction	4,750	19,691	22,664	47,105
Commercial business loans	23,028	35,992	50,079	109,099
Installment, collateral and other loans	109	2,678	1,332	4,119

Total	$31,689	$100,089	$734,857	$866,635

Loans Contractually Due Subsequent to December 31, 2006
The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2005 that are contractually due after December 31, 2006.

	Due After December 31, 2006
	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
Residential(1)	$260,893	$296,178	$557,071
Commercial	16,695	128,744	145,439
Construction	4,957	37,398	42,355
Commercial business loans	17,110	68,961	86,071
Installment, collateral and other loans	3,522	488	4,010

Total loans	$303,177	$531,769	$834,946

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.
Loan Approval Procedures and Authority: The Company’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by its Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan, if applicable. To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers.
The Company’s policies and loan approval limits are established by its Board of Directors. The Board of Directors has designated lending authority based on officer level and loan type to a limited group of officers to approve loans of various amounts up to $500,000. The President and the Senior Loan Officer can approve loans for up to and including $1.0 million. Loans over $1.0 million up to $4.0 million are approved by the Board of Director’s Lending Committee. Loans above $4.0 million must be approved by the Board of Directors.
Non-performing and Problem Assets
A computer-generated delinquency notice is mailed monthly to all delinquent borrowers, advising them of the amount of their delinquency. When a loan becomes more than 30 days delinquent, the Bank sends a letter advising the borrower of the delinquency. The borrower is given 30 days to pay the delinquent payments or to contact Rockville Bank to make arrangements to bring the loan current over a longer period of time. If the borrower fails to bring the loan current within 90 days from the original due date or to make arrangements to cure the delinquency over a longer period of time, the matter is referred to legal counsel and foreclosure or other collection proceedings are started. We may consider forbearance in select cases where a temporary loss of income might result, if a reasonable plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes.
All non-commercial mortgage loans are reviewed on a regular basis, and such loans are placed on nonaccrual status when they become more than 90 days delinquent. Commercial real estate and commercial business loans are evaluated for nonaccrual status on a case-by-case basis, but are typically placed on a nonaccrual status when they become more than 90 days delinquent. When loans are placed on nonaccrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received. For the year ended December 31, 2005, $52,000 of interest income related to troubled debt restructurings was recorded.
Classified Assets: Under our internal risk rating system, we currently classify loans and other assets considered to be of lesser quality as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by either the current net worth or the paying capacity of the obligor or by the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
An institution insured by the Federal Deposit Insurance Corporation is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.
On the basis of management’s review of its assets, at December 31, 2005 we had classified $8.8 million of our assets as substandard and $427,000 as doubtful. At December 31, 2005, there were no assets classified as loss.
The loan portfolio is reviewed on a regular basis to determine whether any loans require risk classification or reclassification. Not all classified assets constitute non-performing assets.

   Loan Delinquencies
The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For					Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount		Number	Amount
				(Dollars in Thousands)
At December 31, 2005
Residential(1)	—	$—	11	$821		11	$821
Commercial	1	22	3	5,564	(2)	4	5,586	(2)
Construction	—	—	—	—		—	—
Commercial business loans	—	—	4	172		4	172
Installment, collateral and other loans	1	6	1	6		2	12

Total	2	$28	19	$6,563	(2)	21	$6,591	(2)

At December 31, 2004
Residential(1)	10	$1,170	3	$423		13	$1,593
Commercial	—	—	2	598		2	598
Construction	—	—	—	—		—	—
Commercial business loans	3	72	9	326		12	398
Installment, collateral and other loans	6	10	2	6		8	16

Total	19	$1,252	16	$1,353		35	$2,605

At December 31, 2003
Residential(1)	5	$703	4	$305		9	$1,008
Commercial	3	701	—	—		3	701
Construction	—	—	—	—		—	—
Commercial business loans	5	323	10	1,502		15	1,825
Installment, collateral and other loans	3	8	—	—		3	8

Total	16	$1,735	14	$1,807		30	$3,542

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	Balance includes a $4.9 million loan that is fully guaranteed by the United States Agriculture Department and was repaid in full in January 2006.

Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Once a loan is 90 days delinquent or either the borrower or the loan collateral experiences an event that makes collectibility suspect, the loan is placed on “nonaccrual” status. Company policy requires six months of continuous payments in order for the loan to be removed from nonaccrual status.

	At December 31,
	2005		2004	2003	2002	2001
	(Dollars in Thousands)
Nonaccrual loans:
Residential(1)	$821		$423	$305	$767	$785
Commercial	667		598	—	345	177
Construction	—		—	—	—	—
Commercial business loans	172		326	1,478	515	797
Installment, collateral and other loans	6		6	—	10	54

Total nonaccrual loans(2)	1,666		1,353	1,783	1,637	1,813
Accruing loans past due 90 days or more	4,897	(4)	—	24 (3)	—	—
Troubled debt restructurings	614		1,045	281	—	—

Total non-performing loans	7,177		2,398	2,088	1,637	1,813
Real estate owned	—		150	—	—	—
Other non-performing assets	—		—	268	188	—

Total non-performing assets	$7,177		$2,548	$2,356	$1,825	$1,813

Total non-performing loans to total loans	0.83	%(5)	0.34%	0.39%	0.34%	0.39%
Total non-performing loans to total assets	0.68	%(6)	0.27%	0.29%	0.24%	0.27%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on nonaccrual loans totaled $59,000 for the year ended December 31, 2005.

(3)	The loan is fully guaranteed by the Small Business Administration.

(4)	Balance represents a loan that is fully guaranteed by the United States Agriculture Department and was repaid in full in January 2006.

(5)	The ratio is 0.26% when excluding the $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005 which was repaid in full in January, 2006.

(6)	The ratio is 0.22% when excluding the $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005 which was repaid in full in January, 2006.
   Allowance for Loan Losses
The Company utilizes several methodologies in determining an appropriate level of Allowance for Loan Losses. At the time of loan origination, a risk rating based on a nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. More complex loans, such as commercial business loans and commercial real estate, require that our internal independent credit area further evaluate the risk rating of the individual loan, with the credit area having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. Criticized assets are further evaluated to determine if risk and possible loss exposure require special allocations to the Allowance for Loan Losses.
The methodology for determining the adequacy of the loan loss contains three key components: 1) a general valuation allowance for each loan type within the portfolio; 2) a higher reserve valuation by type and grade for loans that have been adversely graded; and 3) a specific allowance for loans that have been identified as problem loans or for loans that have an elevated risk profile, including certain impaired or non-performing assets.

     General Valuation Allowance: The Company establishes a reserve for loans that reflects management’s best estimate of probable incurred loan losses as of the balance sheet dates. The reserve amount is determined by loan type, historical loss experience for that particular loan type, credit quality trends, delinquency levels, quality of collateral and changes in general economic and business conditions.
     This process is used to determine the required allocated reserve component. The Company’s methodology for assessing the adequacy of the Allowance for Loan Losses utilized both objective and subjective factors. In recognition of the subjectivity and the inherent lending risks that are difficult to objectively define in a timely manner, the Company makes a further supplemental provision to the reserve representing the unallocated reserve. The unallocated portion of our Allowance for Loan Losses increased during 2004 and 2005 as a result of the rapid increase in our loan portfolio during this period. Since these loans are unseasoned and may not perform as expected, the unallocated portion of the Allowance for Loan Losses was increased from $355,000 as of December 31, 2003 to $969,000 as of December 31, 2004 to $1.9 million as of December 31, 2005.
     Adversely Graded Loans: A loan is considered adversely graded when it has a higher than normal risk profile with the possibility of not receiving timely loan payments and is graded by the degree of risk. Depending on the loan grade, the type of loan and the degree of collateral protection, a percentage allocation is made in determining the adequacy of the Allowance for Loan Losses.
     Specific Allowance: Adversely graded loans are reviewed individually in order to ensure that the percentage allocation adequately reflects the identified risk level. If the risk level exceeds the standard percentage allocation, then a specific reserve is established for that loan.
The credit quality of the Company’s loan portfolio is reviewed by a third party risk assessment firm, regulatory examiners and by the Company’s internal credit management function. Review findings are reported periodically to senior management, the Board Lending Committee and the Board of Directors. This process is supplemented with several risk assessment tools including monitoring of delinquency levels, analysis of historical loss experience by loan type, identification of portfolio concentrations by borrower and industry, and a review of economic conditions that might impact loan quality. Based on these findings the percentage reserved for each loan type is evaluated to ensure a proper reserve percentage. The Allowance for Loan Losses is calculated on a quarterly basis and reported to the Board of Directors.
Any loan that is 90 or more days delinquent is placed on nonaccrual and classified as a non-performing asset. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due in accordance with the terms of the loan agreement. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment for Loan-Income Recognition and Disclosures,” an allowance is maintained for impaired loans to reflect the difference, if any, between the principal balance of the loan and the present value of projected cash flows, observable fair value or collateral value. SFAS No. 114 defines an impaired loan as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan.
In addition, the Company’s external loan review advisor, the Federal Deposit Insurance Corporation and the Connecticut Department of Banking, periodically review the adequacy of the allowance for loan losses as part of their examination process. The advisor may suggest or regulatory agencies may require that the Company recognize additions to the allowance based on their judgments of information available to them at the time of their review or examination.
Each quarter, management, in conjunction with the Board Lending Committee, evaluates the total balance of the allowance for loan losses based on several factors some of which are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, loans are grouped by type within each risk weighting classification status. All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan and the ability of the borrower to repay as agreed. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by loan type, delinquency status or loan risk rating grade and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant including the current economic environment. The allowance is allocated to each category of loan based on the results of the above analysis. Differences between the allocated balances and recorded allowances are reflected as unallocated and are available to absorb losses resulting from the inherent imprecision involved in the loss analysis process.
This analysis process is both quantitative and subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.
   Schedule of Allowance for Loan Losses
The following table sets forth activity in the allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Balance at beginning of year	$6,371	$4,971	$5,168	$4,949	$3,609
Provision for loan losses	2,700	2,372	2,100	1,300	1,850
Charge-offs:
Real estate(1)	—	—	(228)	—	(52)
Commercial business loans	(591)	(1,092)	(2,086)	(1,114)	(484)
Installment and collateral loans	(55)	(20)	(46)	(35)	(12)

Total charge-offs	(646)	(1,112)	(2,360)	(1,149)	(548)

Recoveries:
Real estate(1)	31	75	7	45	21
Commercial business loans	209	55	53	21	10
Installment and collateral loans	10	10	3	2	7

Total recoveries	250	140	63	68	38

Net charge-offs	(396)	(972)	(2,297)	(1,081)	(510)

Allowance at end of year	$8,675	$6,371	$4,971	$5,168	$4,949

Ratios:
Allowance for loan losses to non-performing loans at end of year	120.87%	265.68%	238.07%	315.70%	272.97%
Allowance for loan losses to total loans outstanding at end of year	1.00%	0.91%	0.93%	1.07%	1.08%
Net charge-offs to average loans outstanding	0.05%	0.16%	0.45%	0.22%	0.12%

(1)	Real estate loans include one-to-four family residential mortgage loans, home equity loans, home equity lines of credit, commercial real estate and construction loans.
Allocation of Allowance for Loan Losses: The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, the percent of allowance in each category to total allowance, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2005			2004			2003
		% of	% of Loans		% of	% of Loans		% of	% of Loans
	Allowance	Allowance	in Category	Allowance	Allowance	in Category	Allowance	Allowance	in Category
	for Loan	for Loan	to Total	for Loan	for Loan	to Total	for Loan	for Loan	to Total
	Losses	Losses	Loans	Losses	Losses	Loans	Losses	Losses	Loans
	(Dollars in Thousands)
Real Estate:
Residential(1)	$1,035	11.93%	64.31%	$914	14.35%	64.21%	$706	14.20%	62.73%
Commercial	3,459	39.88	17.19	2,667	41.85	19.49	2,217	44.60	22.99
Construction	707	8.15	5.44	331	5.20	3.15	218	4.39	2.72
Commercial business loans	1,541	17.76	12.59	1,469	23.06	12.66	1,457	29.31	11.00
Installment, collateral and other	27	0.31	0.47	21	0.33	0.49	18	0.36	0.56
Unallocated	1,906	21.97	—	969	15.21	—	355	7.14	—

Total allowance for loan losses	$8,675	100.00%	100.00%	$6,371	100.00%	100.00%	$4,971	100.00%	100.00%

	At December 31,
	2002			2001
		% of	% of Loans		% of	% of Loans
	Allowance	Allowance	in Category	Allowance	Allowance	in Category
	for Loan	for Loan	to Total	for Loan	for Loan	to Total
	Losses	Losses	Loans	Losses	Losses	Loans
	(Dollars in Thousands)
Real Estate:
Residential(1)	$624	12.07%	61.19%	$125	2.53%	63.26%
Commercial	2,296	44.43	24.43	1,140	23.03	22.89
Construction	199	3.85	2.76	49	0.99	2.65
Commercial business loans	1,953	37.79	11.02	951	19.22	10.42
Installment, collateral and other	31	0.60	0.60	26	0.52	0.78
Unallocated	65	1.26	—	2,658	53.71	—

Total allowance for loan losses	$5,168	100.00%	100.00%	$4,949	100.00%	100.00%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.
   Investment Activities
The Company’s Chief Financial Officer is responsible for implementing its Investment Policy. The Investment Policy is reviewed annually by management and any changes to the policy are recommended to and are subject to the approval of the Board of Directors. Authority to make investments under the approved Investment Policy guidelines is delegated by the Board to appropriate officers. While general investment strategies are developed and authorized by management, the execution of specific actions rests with the President, Chief Financial Officer and the Chief Operating Officer who may act jointly or severally. In addition, two other officers under the supervision of the Chief Financial Officer have execution authority that is limited to cash management transactions. The Chief Financial Officer is responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. The Chief Financial Officer is authorized to execute investment transactions (purchases and sales), generally up to $5 million per transaction without the prior approval of the Board and within the scope of the established Investment Policy.
In addition, the Company utilizes the services of an independent investment advisor to assist in managing the investment portfolio. The investment advisor is responsible for maintaining current information regarding securities dealers with whom they are conducting business on our behalf. A list of appropriate dealers is provided at least annually to the Board of Directors for approval and authorization, and new securities dealers are approved prior to the execution of trades. The investment advisor, through its assigned portfolio manager, must contact our President, Chief Operating Officer, or Chief Financial Officer to review all investment recommendations and transactions and receive approval from one of the authorized individuals prior to execution of any transaction that might be performed on the Company’s behalf. Upon receipt of approval, the investment advisor, or its assigned portfolio manager, is authorized to conduct all investment business on our behalf.
Our Investment Policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine its credit quality and fit within our overall asset/liability management objectives, its effect on our risk-based capital and the overall prospects for yield and/or appreciation.
Investment Securities Portfolio: The following table sets forth the carrying values of our investment securities portfolio at the dates indicated.

	At December 31,
	2005		2004		2003
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government and agency obligations	$1,974	$1,973	$1,994	$1,984	$1,996	$2,006
U.S. Government sponsored enterprises	35,999	35,493	24,160	24,053	27,501	27,759
Mortgage-backed securities	57,324	56,371	67,290	67,359	52,386	52,745
Corporate debt securities	18,975	18,980	28,384	29,289	30,019	32,035
Other debt securities	984	1,016	1,434	1,506	1,540	1,611
Marketable equity securities	11,456	14,975	8,310	11,490	8,105	11,115
Non-marketable equity securities	241	241	326	326	326	326

Total available for sale	$126,953	$129,049	$131,898	$136,007	$121,873	$127,597

During the year ended December 31, 2004, we recorded an other than temporary impairment charge of $223,000 related to the preferred stock of a U.S. government sponsored enterprise. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this security as of December 31, 2005 is $777,000 with an unrealized loss of $5,000.
During the year ended December 31, 2003, we recorded an other than temporary impairment charge of $287,000 related to auto manufacturing and technology common stocks. The charges for these impairments were computed using the closing prices of the securities as of the dates of the impairments.
Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, all securities purchased are classified available for sale.
U.S. Government and Agency Obligations and U.S. Government Sponsored Enterprises: At December 31, 2005, the Company’s U.S. Government and Agency securities portfolio totaled $2.0 million, and U.S. government sponsored enterprises totaled $35.5 million, all of which were classified as available for sale. There were no structured notes or derivatives in the portfolio.
Corporate Bonds: At December 31, 2005, the Company’s corporate bond portfolio totaled $19.0 million, all of which was classified as available for sale. The corporate bond portfolio had a book yield of 5.83% at December 31, 2005. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our Investment Policy requires that corporate debt obligations be rated “A” or better by a nationally recognized rating agency. A security that is downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment.

Mortgage-Backed Securities: The Company purchases mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae.
Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities (generally U.S. government agencies and government sponsored entities, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors such as Rockville Financial, Inc., and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize the Company’s borrowing obligations.
At December 31, 2005, mortgage-backed securities totaled $56.4 million, or 5.3% of assets and 5.6% of interest-earning assets, all of which were classified as available for sale. At December 31, 2005, 64% of the mortgage-backed securities were backed by adjustable rate loans and 36% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a book yield of 4.31% at December 31, 2005. The estimated fair value of our mortgage-backed securities at December 31, 2005 was $56.4 million, which is $953,000 less than the amortized cost of $57.3 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.
Marketable Equity Securities: We currently maintain a diversified equity securities portfolio. At December 31, 2005, our marketable equity securities portfolio totaled $15.0 million, or 1.4 % of total assets, all of which were classified as available for sale. The portfolio consisted of $12.0 million of diversified common stock, $1.7 million of preferred stock issued by government agencies and $1.3 million of mutual funds. At December 31, 2005, our investments in marketable equity securities consisted of investments of $12.0 million in corporate issuers, and the maximum investment in any single issuer was $3.1 million. The industries represented by our common stock investments are diverse and include banking, insurance and financial services, integrated utilities and various industrial sectors. Our investments in preferred stock consisted of investments in two government agencies, and the maximum investment in any single issuer was $1.0 million. The total equity portfolio will not exceed 100% of the Tier I capital of the Bank.
Investments in equity securities involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect our net capital position.
Municipal Obligations: These securities consist of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds. Our Investment Policy requires that such state agency or municipal obligations be rated “A” or better by a nationally recognized rating agency. A security that is downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment. At December 31, 2005, the Company’s state agency and municipal obligations portfolio totaled $1.0 million, all of which was classified as available for sale.
Portfolio Maturities and Yields: The composition and maturities of the investment securities portfolio at December 31, 2005 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2005, mortgage-backed securities with adjustable rates totaled $36.3 million.

					More than Five
			More than One Year		Years through Ten		More than Ten
	One Year or Less		through Five Years		Years		Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)
Debt Securities:
U.S. Government and agency obligations	$1,973	4.33%	$—	—%	$—	—%	$—	—%	$1,973	4.33%
U.S. Government sponsored enterprises	5,911	2.14	28,596	4.18	986	5.27	—	—	35,493	3.87
Mortgage-backed securities	—	—	880	5.32	10,327	4.30	45,164	4.29	56,371	4.31
Corporate debt securities	11,080	5.86	7,900	5.78	—	—	—	—	18,980	5.83
Other debt securities	—	—	261	6.89	270	4.27	485	4.79	1,016	5.18

Total debt securities	18,964		37,637		11,583		45,649		113,833	4.43%
Marketable equity securities	—		—		—		14,975		14,975
Non-marketable equity securities	—		—		—		241		241

Total securities available for sale	$18,964		$37,637		$11,583		$60,865		$129,049

   Sources of Funds:
General. Deposits have traditionally been the Company’s primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of Boston may be used in the short-term to compensate for reductions in deposits and to fund loan growth.
Deposits: A majority of our depositors are persons who work or reside in Hartford and Tolland Counties and, to a lesser extent, other northeastern Connecticut communities. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, negotiable order of withdrawal (NOW) accounts and fixed-rate time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We do not accept brokered deposits.
Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. To attract and retain deposits, we rely upon personalized customer service, long-standing relationships and competitive interest rates.
The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. Recent bank consolidation activity has provided the Company with opportunities to attract new deposit relationships. It is unclear whether the recent growth in deposits will reflect our historical, stable experience with deposit customers. The ability to attract and maintain money market accounts and time deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2005 and 2004, $334.7 million and $279.5 million, or 44.0% and 40.4%, respectively, of our deposit accounts were time deposits, of which $251.1 million and $190.1 million, respectively, had maturities of one year or less.

Deposits: The following table displays a summary of the Company’s deposits as of the dates indicated:

	At December 31,
	2005			2004			2003
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)
Deposit type:
Demand deposits	$85,855	11.3%	0.00%	$77,972	11.3%	0.00%	$53,247	10.0%	0.00%
NOW accounts	90,706	11.9	0.30	88,768	12.8	0.30	71,133	13.4	0.40
Regular savings	151,551	19.9	0.60	161,215	23.3	0.60	147,161	27.7	0.60
Money market and investment savings	98,363	12.9	2.14	84,789	12.2	1.48	62,577	11.8	1.16
Club accounts	206	0.0	2.04	205	0.0	2.04	168	0.0	2.04

Total core accounts	426,681	56.0	0.77	412,949	59.6	0.60	334,286	62.9	0.57

Time deposits	334,715	44.0	3.39	279,549	40.4	2.55	197,643	37.1	2.49

Total deposits	$761,396	100.0%	1.92%	$692,498	100.0%	1.39%	$531,929	100.0%	1.28%

As of December 31, 2005, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $97.6 million. The following table sets forth the maturity of those time deposits as of December 31, 2005.

(In thousands)
Three months or less	$8,277
Over three months through six months	32,506
Over six months through one year	39,976
Over one year to three years	11,213
Over three years	5,676

Total	$97,648

The following table sets forth the time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2005	2004	2003
	(In Thousands)
Interest Rate:
0.00% - 1.00%	$1,672	$1,518	$1,392
1.01% - 2.00%	69,259	103,397	111,334
2.01% - 3.00%	26,858	102,121	26,108
3.01% - 4.00%	123,321	38,699	26,235
4.01% - 5.00%	107,146	24,279	19,863
5.01% - 6.00%	5,789	6,181	9,123
6.01% - 7.00%	670	3,354	3,588

Total	$334,715	$279,549	$197,643

The following table sets forth the amounts and maturities of time deposits at December 31, 2005:

							Percentage
							of Total
		Over One	Over Two	Over Three			Time
	Less Than	Year to Two	Years to	Years to			Deposit
	One Year	Years	Three Years	Four Years	Thereafter	Total	Accounts
	(Dollars in Thousands)
Interest Rate:
0.00% - 1.00%	$1,665	$7	$—	$—	$—	$1,672	1%
1.01% - 2.00%	64,961	4,196	95	—	7	69,259	20
2.01% - 3.00%	14,229	10,889	1,717	4	19	26,858	8
3.01% - 4.00%	84,197	5,611	18,556	11,542	3,415	123,321	36
4.01% - 5.00%	83,166	13,684	497	643	9,156	107,146	32
5.01% - 6.00%	2,176	3,613	—	—	—	5,789	2
6.01% - 7.00%	670	—	—	—	—	670	1

Total	$251,064	$38,000	$20,865	$12,189	$12,597	$334,715	100%

The following table sets forth the interest-bearing deposit activities for the years indicated:

	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
Beginning balance	$614,526	$478,682	$469,735
Net increase in deposits before interest credited	49,671	127,373	850
Interest credited	11,344	8,471	8,097

Net increase in deposits	61,015	135,844	8,947

Ending balance	$675,541	$614,526	$478,682

   Borrowed Funds
The Company’s borrowings consist solely of advances from and a line of credit with the Federal Home Loan Bank of Boston. At December 31, 2005, we had an available line of credit with the Federal Home Loan Bank of Boston in the amount of $10.0 million and access to additional Federal Home Loan Bank advances of up to $185.5 million.
The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
FHLB Advances:
Maximum amount of advances outstanding at any month end during the year	$131,104	$128,062	$115,230
Average advances outstanding during the year	122,828	106,134	105,703
Balance outstanding at end of year	130,867	118,015	105,153
Weighted average interest rate during the year	4.21%	4.33%	4.64%
Weighted average interest rate at the end of year	4.29%	4.21%	4.42%

Subsidiary Activities
Rockville Bank is currently the only subsidiary of the Company and was incorporated in Connecticut. Rockville Bank currently has the following subsidiaries all of which are incorporated in Connecticut: SBR Mortgage Company, SBR Investment Corp., Inc., and Rockville Financial Services, Inc.
SBR Mortgage Company: Established in December 1998, SBR Mortgage Company operates as Rockville Bank’s “passive investment company” (“PIC”). A 1998 Connecticut statute allows for the creation of PICs. A properly created and maintained PIC allows Rockville Bank to contribute its real estate loans to the PIC, where they are serviced. The PIC does not recognize income generated by the PIC for the purpose of Connecticut business corporations tax, nor does Rockville Bank recognize income for these purposes on the dividends it receives from the PIC. Since its establishment, our PIC has allowed us, like many other banks with Connecticut operations, to experience substantial savings on the Connecticut business corporations tax that otherwise would have applied.
SBR Investment Corp., Inc.: Established in January 1995, SBR Investment Corp., Inc. was established to maintain an ownership interest in a third-party registered broker-dealer, Infinex Investments, Inc. Infinex provides broker/dealer services for a number of banks, and to the Bank’s customers through Rockville Financial Services, Inc.
Rockville Financial Services, Inc.: Established in May 2002, Rockville Financial Services currently offers brokerage and investment advisory services through a contract with Infinex, a non-affiliated registered broker-dealer. In addition, Rockville Financial Services, Inc. operates an office at Rockville Bank and offers customers a range of non-deposit investment products including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. Rockville Bank receives a portion of the commissions generated by Infinex from sales to customers. For the year ended December 31, 2005, Rockville Financial Services received fees of $402,000 through its relationship with Infinex.
Charitable Foundations:
Rockville Bank Community Foundation, Inc.: Rockville Bank Community Foundation, Inc., a private charitable foundation, was established in May 2005 in connection with the Company’s minority stock issuance. This foundation, which is not a subsidiary of the Company, provides grants to individuals and not-for-profit organizations within the communities that Rockville Bank serves. The Company contributed $3.9 million in stock to the foundation in connection with the minority stock issuance. At December 31, 2005, the foundation had assets of approximately $5.1 million, which consisted solely of Rockville Financial, Inc. stock. The foundation’s Board of Directors consists of two officers of Rockville Bank and the Chairman of the Board, the Vice Chairman of the Board, and one corporator of Rockville Financial MHC, Inc.
Rockville Bank Foundation, Inc.: Rockville Bank Foundation, Inc., a private charitable foundation, was established in May 1998. This foundation, which is not a subsidiary of the Company, provides grants to individuals and not-for-profit organizations within the communities that Rockville Bank serves. No contributions were made to the foundation during 2005. At December 31, 2005, the foundation had assets of approximately $1.3 million. The foundation’s Board of Directors consists of two officers of Rockville Bank and the Chairman of the Board, the Vice Chairman of the Board, and one corporator of Rockville Financial MHC, Inc. These individuals also serve as the Board of Directors of Rockville Bank Community Foundation, Inc., which was established in connection with the offering. The Boards of Directors of the two foundations plan to merge the foundations upon obtaining approval by the Internal Revenue Service.
  Bank Owned Life Insurance
During the years ended December 31, 2005 and 2004, Rockville Bank purchased $0 and $2 million, respectively, of Bank Owned Life Insurance (“BOLI”). These policies were purchased for the purpose of protecting Rockville Bank against the cost/loss due to the death of key employees and to offset Rockville Bank’s future obligations to its employees under various retirement and benefit plans.

   FEDERAL AND STATE TAXATION
   Federal Taxation
General: Rockville Financial, Inc. and its subsidiaries are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Rockville Financial, Inc. and its subsidiaries’ tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Rockville Financial, Inc.
Method of Accounting: For Federal income tax purposes, Rockville Financial, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing federal income tax returns.
Bad Debt Reserves: Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Rockville Financial, Inc.’s subsidiary, Rockville Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Rockville Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2005, the subsidiary had no reserves subject to recapture in excess of its base year.
Taxable Distributions and Recapture: Prior to the 1996 Act, bad debt reserves created before January 1, 1988 were subject to recapture into taxable income if Rockville Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2005, our total federal pre-1988 base year reserve was approximately $1.2 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Rockville Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.
Alternative Minimum Tax: The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. The Company has not been subject to the AMT and has no such amounts available as credits for carryover.
Net Operating Loss Carryovers: A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2005, Rockville Financial, Inc. had no net operating loss carryforwards for federal income tax purposes.
Corporate Dividends-Received Deduction: Rockville Financial, Inc. may exclude from its income 100% of dividends received from Rockville Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.
   State Taxation
Connecticut State Taxation: Rockville Financial MHC, Inc., Rockville Financial, Inc. and its subsidiaries are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (9% for the fiscal year ending December 31, 2005) to arrive at Connecticut income tax.

In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Rockville Bank established a passive investment company, SBR Mortgage Company, in December 1998 and eliminated the state income tax expense of Rockville Bank effective December 31, 1998 through December 31, 2005. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could propose legislation to eliminate the passive investment company exemption. If such legislation were enacted, Rockville Financial, Inc. would be subject to state income taxes in Connecticut.
Rockville Financial MHC, Inc. and Rockville Financial, Inc. are not currently under audit with respect to their income tax returns, and their state tax returns have not been audited for the past five years.
   SUPERVISION AND REGULATION
General
Rockville Bank is a Connecticut–chartered stock savings bank and is a wholly-owned subsidiary of Rockville Financial, Inc., a stock corporation. Fifty-five percent of the stock of the Company is owned by Rockville Financial MHC, Inc., a Connecticut-chartered mutual holding company. Rockville Bank’s deposits are insured up to applicable limits by the FDIC through the Bank Insurance Fund. Rockville Bank is subject to extensive regulation by the Connecticut Banking Department, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. Rockville Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut Banking Department concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers. Rockville Financial, Inc., as a bank holding company, is subject to regulation by and is required to file reports with the Federal Reserve Bank of Boston. Any change in such regulations, whether by the Connecticut Banking Department, the FDIC or the FRB, could have a material adverse impact on Rockville Bank or Rockville Financial, Inc.
Connecticut Banking Laws And Supervision
Connecticut Banking Commissioner: The Commissioner regulates internal organization as well as the deposit, lending and investment activities of state chartered banks, including Rockville Bank. The approval of the Commissioner is required for, among other things, the establishment of branch offices and business combination transactions. The Commissioner conducts periodic examinations of Connecticut-chartered banks. The FDIC also regulates many of the areas regulated by the Commissioner, and federal law may limit some of the authority provided to Connecticut-chartered banks by Connecticut law.
Lending Activities: Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s capital and allowance for loan losses.
Dividends: A savings bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a savings bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized.” The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to a Connecticut bank’s shareholders if such dividends would reduce shareholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations.
Branching Activities: Any Connecticut-chartered bank meeting certain statutory requirements may, with the Commissioner’s approval, establish and operate branches in any town or towns within the state and establish mobile branches.

Investment Activities: Connecticut law requires the Board of Directors of each Connecticut bank to adopt annually an investment policy to govern the types of investments it makes, and to periodically review a bank’s adherence to its investment policy. The investment policy must establish standards for the making of prudent investments and procedures for divesting investments no longer deemed consistent with a bank’s investment policy. In recent years, Connecticut law has expanded bank investment activities.
Connecticut banks may invest in debt securities and debt mutual funds without regard to any other liability to the Connecticut bank of the maker or issuer of the debt securities and debt mutual funds, if the debt securities and debt mutual funds are rated in the three highest rating categories or otherwise deemed to be a prudent investment, and so long as the total amount of debt securities and debt mutual funds of any one issuer will not exceed 25% of the Bank’s total capital and allowance for loan losses and the total amount of all its investments in debt securities and debt mutual funds will not exceed 25% of its assets. In addition, a Connecticut bank may invest in certain government and agency obligations according to the same standards as debt securities and debt mutual funds except without any percentage limitation.
Similarly, Connecticut banks may invest in equity securities and equity mutual funds without regard to any other liability to the Connecticut bank of the issuer of equity securities and equity mutual funds, so long as the total amount of equity securities and equity mutual funds of any one issuer does not exceed 25% of the bank’s total capital and allowance for loan losses and the total amount of the bank’s investment in all equity securities and equity mutual funds does not exceed 25% of the bank’s total capital and allowance for loan losses. Banks insured by the FDIC may invest up to 100% of their Tier I capital in equity securities.
Powers: In recent years, Connecticut law has expanded banks’ powers. Connecticut law permits Connecticut banks to sell insurance and fixed and variable rate annuities if licensed to do so by the Connecticut Insurance Commissioner. Connecticut law authorizes a new form of Connecticut bank known as an uninsured bank. An uninsured bank has the same powers as insured banks except that it does not accept retail deposits and is not required to insure deposits with the FDIC. With the prior approval of the Commissioner, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the Bank Holding Company Act (“BHCA”) or the Home Owners’ Loan Act (“HOLA”), both federal statutes, or the regulations promulgated as a result of these statutes. Connecticut banks are also authorized to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Commissioner unless the Commissioner disapproves the activity.
Assessments: Connecticut banks are required to pay annual assessments to the Connecticut Banking Department to fund the Department’s operations. The general assessments are paid pro-rata based upon a bank’s asset size.
Enforcement: Under Connecticut law, the Commissioner has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders, and agents. The Commissioner’s enforcement authority includes cease and desist orders, fines, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution and liquidation.
Federal Regulations
Capital Requirements: Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Rockville Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier I capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier I capital is the sum of common shareholders’ equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the FDIC’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight, loans secured by one-to-four family residential properties generally have a 50% risk weight, and commercial loans have a risk weighting of 100%.
State non-member banks such as Rockville Bank, must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier I capital. Total capital consists of Tier I capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier I capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.
The Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”) required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.
As a bank holding company, Rockville Financial, Inc. is subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks. Rockville Financial, Inc.’s shareholders’ equity exceeds these requirements.
Standards for Safety and Soundness: As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness which sets forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. More recently, the agencies have established standards for safe guarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.
Investment Activities: Since the enactment of the FDICIA, all state-chartered FDIC insured banks, including savings banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDICIA and the FDIC permit exceptions to these limitations. The FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the BIF. The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. For example, state chartered banks, such as Rockville Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Stock Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Rockville Bank received grandfathered authority from the FDIC to invest in listed stock and/or registered shares. The maximum permissible investment is 100% of Tier I Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Connecticut law, whichever is less. Such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to Rockville Bank or if it converts its charter or undergoes a change in control. As of December 31, 2005, Rockville Bank had $12.0 million of securities which were held under such authority. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) specifies that a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.
Interstate Branching: Beginning June 1, 1997, the Interstate Banking Act (the “IBA”) permitted the responsible federal banking agencies to, under certain circumstances, approve acquisition transactions between banks located in different states, regardless of whether the acquisition would be prohibited under the law of the two states. The IBA also permitted a state to “opt in” to the provisions of the IBA before June 1, 1997, and permitted a state to “opt out” of the provisions of the IBA by adopting appropriate legislation before that date. In 1995, Connecticut affirmatively “opted-in” to the provisions of the IBA. Accordingly, beginning June 1, 1997, the IBA permitted a Connecticut-chartered bank to acquire institutions in a state other than Connecticut unless the other state had opted out of the IBA. The IBA also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.
Prompt Corrective Regulatory Action: Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2005, Rockville Bank was a “well capitalized” institution.
“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.
Transactions with Affiliates: Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. The term “covered transaction” includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with non-affiliates. Further, Section 22(h) of the FRA restricts an institution with respect to loans to directors, executive officers, and principal shareholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the Board of Directors. Further, under Section 22(h), loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.
Enforcement: The FDIC has extensive enforcement authority over insured savings banks, including Rockville Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.
The FDIC has authority under Federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.
Insurance of Deposit Accounts
The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. BIF members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. Congress has recently adopted legislation that will result in the two current deposit funds, BIF and SAIF, becoming one fund. The new legislation also increases deposit insurance coverage on certain retirement accounts to $250,000. For the years ended December 31, 2005, 2004 and 2003, the total FDIC assessments were $96,000, 89,000 and $159,000, respectively. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Company.

The FDIC may terminate insurance of deposits if it finds that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Company does not know of any practice, condition or violations that might lead to termination of deposit insurance.
Federal Reserve System
The FRB regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts. The Company is in compliance with these requirements.
Federal Home Loan Bank System
The Company is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Boston, whichever is greater. The Company was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2005 of $8.5 million. At December 31, 2005, Rockville Bank had $130.9 million in Federal Home Loan Bank advances.
The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late l980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. For the years ended December 31, 2005, 2004 and 2003, cash dividends from the Federal Home Loan Bank to the Company amounted to approximately $359,000, $188,000 and $183,000; respectively. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by the Company.
Holding Company Regulation
General: As a bank holding company, Rockville Financial, Inc. will be subject to comprehensive regulation and regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Connecticut Banking Commissioner. The Connecticut Banking Commissioner will disapprove the acquisition if the bank or holding company to be acquired has been in existence for less than five years, unless the Connecticut Banking Commissioner waives this five year restriction, or if the acquisition would result in the acquirer controlling 30% or more of the total amount of deposits in insured depository institutions in Connecticut. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase its holdings to 25% or more of such class.

Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy, the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. As a bank holding company, Rockville Financial, Inc. must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.
The Banking Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things: (i) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (ii) performing certain data processing operations; (iii) providing certain investment and financial advice; (iv) underwriting and acting as an insurance agent for certain types of credit-related insurance; (v) leasing property on a full-payout, non-operating basis; (vi) selling money orders, travelers’ checks and United States savings bonds; (vii) real estate and personal property appraising; (viii) providing tax planning and preparation services; (ix) financing and investing in certain community development activities; and (x) subject to certain limitations, providing securities brokerage services for customers.
Dividends: The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”
Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the consolidated net worth of the bank holding company. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order or any condition imposed by, or written agreement with, the Federal Reserve Board. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, is “well managed” within the meaning of the Federal Reserve Board regulations and is not subject to any unresolved supervisory issues.
Financial Modernization: The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve

Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. Rockville Financial, Inc. has not submitted notice to the Federal Reserve Board of its intent to be deemed a financial holding company. However, it is not precluded from submitting a notice in the future should it wish to engage in activities only permitted to financial holding companies.
Miscellaneous Regulation
Sarbanes-Oxley Act of 2002: On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company’s audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes-Oxley Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors, or the Board itself.
Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Sarbanes-Oxley Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (“FAIR”) provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.
The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm” (“RPAF”). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The Sarbanes-Oxley Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC. We anticipate that we will incur additional expense in complying with the Sarbanes-Oxley Act.

However, we do not expect that such expense will have a material impact on our results of operations or financial condition.
Community Reinvestment Act: Under the Community Reinvestment Act (CRA), as amended as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Rockville Bank’s latest FDIC CRA rating was “satisfactory.”
Connecticut has its own statutory counterpart to the CRA which is also applicable to Rockville Bank. The Connecticut version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Connecticut law requires the Commissioner to consider, but not be limited to, a bank’s record of performance under Connecticut law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Rockville Bank’s most recent rating under Connecticut law was “satisfactory.”
Consumer Protection And Fair Lending Regulations: The Company is subject to a variety of federal and Connecticut statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.
The USA Patriot Act: On October 26, 2001, the USA PATRIOT Act was enacted. The Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The Act also requires the federal banking regulators to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of an FDIC-insured institution. As such, if the Company or the Bank were to engage in a merger or other acquisition, the effectiveness of its anti-money-laundering controls would be considered as part of the application process. The Company has established policies, procedures and systems to comply with the applicable requirements of the law. The Patriot Act was recently reauthorized and modified with the enactment of the USA Patriot Improvement and Reauthorization Act of 2005.
Conversion of Rockville Financial MHC, Inc. to Stock Form: Connecticut law permits Rockville Financial MHC, Inc. to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to Rockville Financial, Inc. (the “New Holding Company”), Rockville Financial MHC, Inc.’s corporate existence would end, and certain depositors of Rockville Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Rockville Financial MHC, Inc. (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Rockville Financial, Inc. immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.
Dividend Waivers By Rockville Financial MHC, Inc.
It has been the policy of a number of mutual holding companies to waive the receipt of dividends declared by their savings institution subsidiary. In connection with its approval of the reorganization however, the Federal Reserve Board imposed certain conditions on the waiver by Rockville Financial MHC, Inc. of dividends paid on the common stock by Rockville Financial, Inc. In particular, the Federal Reserve Board required that Rockville Financial MHC, Inc. obtain the prior approval of the Federal Reserve Board before Rockville Financial MHC, Inc. may waive any dividends from Rockville Financial, Inc. As of the date hereof, we are not aware that the Federal Reserve Board has given its approval to any waiver of dividends of any mutual holding company that has requested such approval.
The Federal Reserve Board approval of the reorganization also required that the amount of any dividends waived by Rockville Financial MHC, Inc. will not be available for payment to the public stockholders of Rockville Financial, Inc. (i.e., stockholders other than Rockville Financial MHC, Inc.) and that such amounts will be excluded from Rockville Financial, Inc.’s capital for purposes of calculating dividends payable to the public stockholders. Moreover, Rockville Bank is required to maintain the cumulative amount of dividends waived by Rockville Financial MHC, Inc. in a restricted capital account that would be added to the liquidation account established in the reorganization. This amount would not be available for distribution to public stockholders. The restricted capital account and liquidation account amounts would not be reflected in Rockville Bank’s financial statements, but would be considered as a notational or memorandum account of Rockville Bank. These accounts would be maintained in accordance with the laws, rules, regulations and policies of the Connecticut Banking Department and the Plan of Reorganization and Minority Stock Issuance.
Rockville Financial MHC, Inc. does not expect initially to waive dividends declared by Rockville Financial, Inc. If Rockville Financial MHC, Inc. decides that it is in its best interest to waive a particular dividend to be paid by Rockville Financial, Inc. and the Federal Reserve Board approves such waiver, then Rockville Financial, Inc. would pay such dividend only to its public stockholders. The amount of the dividend waived by Rockville Financial MHC, Inc. would be treated in the manner described above. Rockville Financial MHC, Inc.’s decision as to whether or not to waive a particular dividend will depend on a number of factors, including Rockville Financial MHC, Inc.’s capital needs, the investment alternatives available to Rockville Financial MHC, Inc. as compared to those available to Rockville Financial, Inc., and the possibility of regulatory approvals. We cannot guarantee:
that Rockville Financial MHC, Inc. will waive dividends paid by Rockville Financial, Inc.;
that, if we make application to waive a dividend, the Federal Reserve Board will approve such dividend waiver request; or
what conditions may be imposed by the Federal Reserve Board on any dividend waiver.
Federal Securities Laws
Rockville Financial, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
Item 1A. Risk Factors
An investment in Rockville Financial, Inc.’s common stock involves risk. The following discussion highlights risks management believes are material for our company, but does not necessarily include all risks that we may face. You should carefully consider the following risk factors and read this

Form 10-K in its entirety, when evaluating whether to make an investment in the Company’s common stock.
Future Changes in Interest Rates May Reduce our Profits Which Could Have a Negative Impact on The Value of Our Stock.
Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between: the interest income we earn on our interest-earning assets, such as loans and securities; and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.
The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings banks, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility due to market interest rate changes over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities. We diligently manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented within “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K.
In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities.
We Are Subject to Lending Risk and Could Incur Losses In Our Loan Portfolio Despite Our Underwriting Practices.
There are risks inherent in making any loan, including those related to dealing with individual borrowers, nonpayment, uncertainties as to the future value of collateral and changes in economic and industry conditions. We attempt to closely manage our credit risk through prudent loan underwriting and application approval procedures, careful monitoring of concentrations of our loans within specific industries and periodic independent reviews of outstanding loans by our loan management department and third party loan review specialists. We cannot assure that such approval and monitoring procedures will reduce these credit risks.
Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay their outstanding loans. In the past, we have focused on providing adjustable-rate mortgages (“ARM’s”) to decrease the risk related to changes in the interest rate environment, however, these types of loans also involve other risks. As interest rates rise, the customers’ payments on an ARM also increase to the extent permitted by the loan terms thereby increasing the potential for default. Also, when interest rates decline substantially, borrowers tend to refinance into fixed-rate loans.
Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. At December 31, 2005, loans secured by real estate represented 87% of our total loans, substantially all of which are secured by properties located in Hartford and Tolland Counties. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.
As of December 31, 2005, approximately 35% of our loan portfolio consisted of commercial and industrial, construction, and commercial business loans. These types of loans involve increased risks because the borrower’s ability to repay the loan typically depends primarily on the successful operation of the business or the property securing the loan. Additionally, these loans are primarily made to small- or middle-market business customers who may have vulnerability to economic conditions and who may not have experienced a complete business or economic cycle. These types of loans are also typically larger than single-family residential mortgage loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction and land development, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans would result in a reduction in interest income recognized on loans. An increase in non-performing loans also could require us to increase the provision for losses on loans and increase loan charge-offs, both of which would reduce our net income.
Due to the growth experienced in our commercial real estate and commercial business loans over the past few years during a declining rate environment, our unseasoned adjustable rate loans have not been subject to an increasing rate environment. A significant portion of our loan portfolio is unseasoned and may not perform as expected, if interest rates increase, resulting in higher future charges for loan losses. Although we believe that our loan growth has been achieved without compromising loan underwriting standards, commercial business and commercial real estate loans are inherently riskier than residential mortgage loans, historically our primary loan product.
All of these factors could have a material adverse effect on our financial condition and results of operations. See further discussion on our commercial loan portfolio in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.
We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance which would decrease our net income. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans.
In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, although we are unaware of any reason for them to do so at the present time. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations and financial condition.
Our Stock Value May be Negatively Affected by Federal Regulations Restricting Takeovers and our Mutual Holding Company Structure.
Federal and Connecticut Regulations Restricting Takeovers: The Change in Bank Control Act and the Bank Holding Company Act together with Federal Reserve Board regulations promulgated under those laws, require that a person obtain the consent of the Federal Reserve Board before attempting to acquire control of a bank holding company. In addition, the Plan of Reorganization and Minority Stock Issuance pursuant to which Rockville Financial, Inc. was created contains a provision allowed under Connecticut Banking regulations requiring the approval of the Connecticut Banking Commissioner prior to an offer being made to purchase or acquire 10% or more of Rockville Financial, Inc.’s stock through May 20, 2010.
The Mutual Holding Company Structure May Impede Takeovers: Rockville Financial MHC, Inc., as the majority stockholder of Rockville Financial, Inc., will be able to control the outcome of most matters presented to stockholders for their approval, including a proposal to acquire Rockville Financial, Inc. Accordingly, Rockville Financial MHC, Inc. may prevent the sale of or merger of Rockville Financial, Inc. or its subsidiaries even if such a transaction were favored by a majority of the public stockholders of Rockville Financial, Inc. Also, the Certificate of Incorporation of Rockville Financial MHC, Inc. contains several provisions which make such a transaction more difficult to achieve than otherwise.
Persons Who Purchase Our Stock Will Own a Minority of Rockville Financial, Inc.’s Common Stock and Will Not Be Able to Exercise Voting Control Over Most Matters Put to a Vote of Stockholders.
Public stockholders own a minority of the outstanding shares of Rockville Financial, Inc.’s common stock. Rockville Financial MHC, Inc. owns a majority of Rockville Financial, Inc.’s common stock and is able to exercise voting control over most matters put to a vote of stockholders. The same directors who govern Rockville Financial, Inc. and Rockville Bank also govern Rockville Financial MHC, Inc. In addition, Rockville Financial MHC, Inc. may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares. In that regard, Rockville Financial MHC, Inc.’s Certificate of Incorporation requires its Board of Directors to consider the impact of its actions on a variety of constituencies in making certain business decisions. These constituencies include the depositors, employees and creditors of Rockville Bank, and the well-being of the communities in which Rockville Bank conducts business, in addition to Rockville Financial, Inc. stockholders. Thus, Rockville Financial MHC, Inc. should be expected to act in a manner that furthers the general interests of those constituencies. The Board of Directors of Rockville Financial, Inc. is committed to maintaining the Company’s independence and approved a resolution on the matter. The Certificate of Incorporation of Rockville Financial MHC, Inc. requires “super majority” votes by its corporators (80%) and directors (80%) to effect a second step conversion.
If We Declare Dividends on Our Common Stock, Rockville Financial MHC, Inc. Will be Prohibited From Waiving the Receipt of Dividends by Current Federal Reserve Board Policy.
Rockville Financial, Inc.’s Board of Directors will have the authority to declare dividends on our common stock, subject to statutory and regulatory requirements. If Rockville Financial, Inc. pays dividends to its stockholders, it also will be required to pay dividends to Rockville Financial MHC, Inc., unless the Company is permitted by the Federal Reserve Board to waive the receipt of dividends. The Federal Reserve Board’s current position is to not permit a bank holding company to waive dividends declared by its subsidiary. Accordingly, because dividends will be required to be paid to Rockville Financial MHC, Inc., along with all other stockholders, the amount of dividends available for all other stockholders will be less than if Rockville Financial MHC, Inc were permitted to waive the receipt of dividends.
We Have Opened New Branches and Expect to Open Additional New Branches Which May Incur Losses During Their Initial Years of Operation as They Generate New Deposit and Loan Portfolios.
Rockville Bank opened new branch offices in Tolland and Coventry in 2004, and in Glastonbury in 2005. Rockville Bank intends to continue to expand through de novo branching. Losses are expected from these new branches for some time as the expenses associated with them are largely fixed and are typically greater than the income earned as the branches build up their customer bases. No assurance can be given as to when, if ever, new branches will become profitable.
The Implementation of Our Stock Benefit Plans Will Increase Our Costs, Which Will Reduce Our Income.
As part of the reorganization and stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees and authorized the Company to lend the funds to the ESOP to purchase 699,659 or 8% of the shares issued in the initial public offering. The ESOP purchased 437,287 shares of common stock through the initial public offering, 203,072 shares were purchased in the open market in 2005, and 59,300 shares were remaining to be purchased as of December 31, 2005. The Company’s subsidiary, Rockville Bank intends to make annual contributions to the ESOP that will be adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP. Annual employee stock ownership plan expenses will be recorded in an amount equal to the fair value of shares of common stock committed to be released to employees. If shares of common stock appreciate in value over time, compensation expense relating to the employee stock ownership plan will increase.
We also intend to implement a recognition and retention plan and a stock option plan and grant awards under one or more stock benefit plans, including the recognition and retention plan and the stock option plan, in an amount up to 14% of the number of shares of common stock held by persons other than Rockville Financial MHC, Inc. The recognition and retention plan and stock option plan will not be implemented prior to May 20, 2006, one year after the reorganization. In the event that a portion of the shares used to (i) fund the recognition and retention plan or (ii) satisfy the exercise of options from our stock option plan, is obtained from authorized but un-issued shares, the issuance of additional shares will decrease our net income per share and stockholders’ equity per share.
The Implementation of Our Recognition and Retention Plan and Stock Option Plan Benefit Plans May Dilute Shareholders’ Ownership Interest.
We intend to implement a stock option plan and a recognition and retention plan, not earlier than May 20, 2006, one year following the offering. These stock benefit plans will be funded either through open market purchases, if permitted, or from the issuance of authorized but un-issued shares. Stockholders would experience a reduction in ownership interest (including shares held by Rockville Financial MHC, Inc.) totaling 5.93% in the event newly issued shares are used to fund stock options under the stock option plan and awards made under the recognition and retention plan in an amount equal to 10% and 4%, respectively, of the total of the shares sold in the offering and those contributed to Rockville Bank Community Foundation, Inc.
Strong Competition Within Our Market Area May Limit Our Growth and Profitability.
Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by our competitors may limit our ability to increase our interest earning assets.
Because We Intend to Increase Our Commercial Real Estate and Commercial Business Loan Originations, Our Lending Risk Will Increase, and Downturns in the Real Estate Market or Local Economy Could Adversely Affect Our Earnings.
Commercial real estate and commercial business loans generally have more risk than residential mortgage loans. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business thereby increasing the risk of non-performing loans. As our commercial real estate and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.
The Trading Volume in our Stock Is Less Than Larger Publicly Traded Companies Which Can Cause Price Volatility, Hinder Your Ability to Sell Our Common Stock and May Lower the Market Price of the Stock.
Rockville Financial, Inc. began trading shares of common stock on the NASDAQ National Market under the symbol “RCKB” on May 23, 2005. The trading history of our common stock has been characterized by relatively low trading volume. The value of a stockholder’s investment may be subject to sudden decreases due to the volatility of the price of our common stock which trades on the NASDAQ National Market. The volume experienced was significantly less than a larger publicly traded company. Persons purchasing shares may not be able to sell their shares when they desire if a liquid trading market does not develop or sell them at a price equal to or above their initial purchase price. This limited trading market for our common stock may reduce the market value of the common stock and make it difficult to buy or sell our shares on short notice.
We Operate in a Highly Regulated Environment and We May Be Adversely Affected by Changes in Laws and Regulations.
We are subject to extensive regulation, supervision and examination by the Connecticut Banking Commissioner, as our chartering authority, by the Federal Deposit Insurance Corporation, as insurer of deposits, and by the Federal Reserve Board as regulator of our two holding companies. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
The Company’s banking subsidiary, Rockville Bank, operates through 17 banking offices and our automated teller machines (“ATM”), including nine stand-alone ATM facilities.

		Year	Date of
	Owned Or	Acquired	Lease
Location	Leased	Or Leased	Expiration
Main Office:
25 Park Street Rockville, CT	Own	1895	N/A

Branches:(1)
1671 Boston Turnpike Coventry, CT	Lease	2005	2010(4)
265 Ellington Road(2) East Hartford, CT	Lease	2001	2006
67 Prospect Hill Road(2) East Windsor, CT	Lease	2001	2006
12 Main Street Ellington, CT	Lease	1987	2007
65 Palomba Drive(2) Enfield, CT	Lease	2001	2007(4)
231 Hazard Avenue Enfield, CT	Own	1997	N/A
341 Broad Street Manchester, CT	Lease	2001	2006(3)
234 Tolland Turnpike(2) Manchester, CT	Lease	1996	2006(3)
20 Hyde Avenue Rockville, CT	Own	1992	N/A
612 Main Street Somers, CT	Lease	1970	2008
1645 Ellington Road South Windsor, CT	Own	2001	N/A

		Year	Date of
	Owned Or	Acquired	Lease
Location	Leased	Or Leased	Expiration
89 Sullivan Avenue South Windsor, CT	Lease	1985	2006(4)
275 Mountain Road Suffield, CT	Own	2001	N/A
159 Merrow Road Tolland, CT	Lease	2004	2005(5)
Route 83 at Pitkin Street Vernon, CT	Lease	1978	2008(4)
1009 Hebron Avenue Glastonbury, CT	Lease	2005	2015(4)
902 Main Street(1) South Glastonbury, CT	Lease	2005	2010(1)

Stand-Alone ATM Facilities:
Scitico Plaza Enfield, CT	Lease	2000	2010(3)
Southfield Road Somers, CT	Lease	2004	2008(4)
Evergreen Walk (3 facilities) South Windsor, CT	Lease	2004	2007
MCC Community College Manchester, CT	Lease	2005	2006
Rockville General Hospital Rockville, CT	Lease	2005	2006
Big Y Supermarket Tolland, CT	Lease	2005	2010(3)
Center Street Manchester, CT	Lease	2005	2010(4)

(1)	The South Glastonbury branch was opened in January 2006.

(2)	Supermarket banking facility.

(3)	Has one (1) remaining renewal option for a five (5) year term.

(4)	Has two (2) remaining renewal options each for five (5) year terms.

(5)	The branch at 159 Merrow Road was operated using a temporary facility on leased land across the street from bank owned property that management used to construct a permanent branch site. In January 2006, the building was completed and the branch moved to the new site and the temporary facility was returned to the rental company.
Item 3. Legal Proceedings
We are subject to certain pending and threatened legal actions which arise out of the normal course of our business, including typical customer claims and counterclaims arising out of the retail banking and mortgage banking business. We believe that the resolution of any pending or threatened litigation will not have a material adverse effect on our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
None

Part II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
The Company’s Common Stock has traded on the NASDAQ National Market under the symbol “RCKB” since the Company’s initial public offering closed on May 20, 2005 and the Common Stock began trading on May 23, 2005. The initial offering price was $10.00 per share. The following table sets forth the high and low prices (such prices reflect interdealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions) of the Common Stock from May 23, 2005 to December 31, 2005, as reported by NASDAQ.

	High	Low
May 23, 2005 - June 30, 2005	$12.68	$9.72
July 1, 2005 - September 30, 2005	15.79	12.00
October 1, 2005 - December 31, 2005	14.00	12.67
As of December 31, 2005, there were 19,435,000 shares of common stock outstanding. The Company had 4,822 holders of record as of December 31, 2005, including Rockville Financial MHC, Inc., which held 10,689,250 shares, and the Rockville Bank Employee Stock Ownership Plan, which held 640,359 shares.
The Company has not paid any dividends to date to its stockholders. Declarations of dividends by the Board of Directors, if any, will depend upon a number of factors, investment opportunities available to the Company, capital requirements, regulatory limitations, the Company’s financial condition and results of operations, tax considerations and general economic conditions. No assurances can be given, however, that any dividends will be paid.

Item 6. Selected Financial Data
Selected financial data for each of the years in the five-year period ended December 31, 2005 are set forth below. The consolidated financial statements and notes thereto as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 are included elsewhere in this 10-K.
On May 20, 2005 the Company completed its reorganization from a state-chartered mutual holding company to a state-chartered mid-tier mutual stock holding company. As such, the 2005 Selected Financial Data includes the effect of the reorganization and minority stock issuance.

	At December 31,
	2005		2004	2003	2002		2001
	(In Thousands)
Selected Financial Condition Data:

Total assets	$1,056,169		$889,913	$712,018	$687,195		$671,312
Available for sale securities	129,049		136,007	127,597	118,795		146,476
Federal Home Loan Bank stock	8,498		7,412	6,069	6,069		5,572
Loans receivable, net	859,700		696,249	528,482	477,581		453,192
Loans held for sale	—		—	—	24,786	(1)	—
Cash and cash equivalents	23,611		22,100	28,454	43,056		50,477
Deposits	761,396		692,498	531,929	514,295		487,502
Mortgagor’s and investor’s escrow accounts	4,794		3,979	3,349	3,298		2,848
Advances from the Federal Home Loan Bank	130,867		118,015	105,153	105,283		111,405
Total capital	150,905	(4)	68,526	65,917	58,722		53,047
Allowance for loan losses	8,675		6,371	4,971	5,168		4,949
Non-performing loans(2)	7,177	(3)	2,398	2,088	1,637		1,813

(1)	In December 2002, the Company entered into a forward contract to sell mortgage loans to a third party in early 2003. The fair value of the forward contract of approximately $735,000 on December 31, 2002 was recognized in income during the year ended December 31, 2002.

(2)	Non-performing loans include loans for which the Bank does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest and renegotiated loans.

(3)	Balance includes a $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005 which was repaid in full in January 2006.

(4)	The Company received proceeds of $83.6 million for the sale of 8,357,050 shares of its common stock, representing 43% of the outstanding common shares at $10.00 per share to eligible account holders and employee benefit plans of the Bank pursuant to subscription rights as set forth in the Plan. Reorganization costs of $2.3 million were incurred in conducting the offering and were recorded as a reduction of the proceeds from the shares sold in the reorganization.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands, Except Per Share Amounts)
Selected Operating Data:
Interest and dividend income	$48,600	$38,814	$38,493	$41,566	$40,016
Interest expense	16,514	13,070	12,999	17,789	20,872

Net interest income	32,086	25,744	25,494	23,777	19,144
Provision for loan losses	2,700	2,372	2,100	1,300	1,850

Net interest income after provision for loan losses	29,386	23,372	23,394	22,477	17,294

Noninterest income	4,076	3,183	3,953	2,781	1,764
Operating noninterest expense	24,616	21,596	17,810	16,320	14,880
Contributions to Rockville Bank Foundations	3,887	—	779	—	—

Income before income taxes	4,959	4,959	8,758	8,938	4,178
Provision for income taxes	1,533	1,510	2,667	2,919	1,365

Net income	$3,426	$3,449	$6,091	$6,019	$2,813

For the
period from
May 20, 2005
to December
31, 2005
Net income (1)	$1,669

Earnings per share (1)	$.09

Dividends per share	—

(1)	The earnings for the period prior to the mutual holding company reorganization which was completed on May 20, 2005, were excluded when calculating the earnings per share since shares of common stock were not issued until May 20, 2005; therefore, per share information for prior periods is not meaningful.

	At or For the Years Ended December 31,
	2005	2004	2003	2002	2001
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.36%	0.43%	0.86%	0.89%	0.48%
Return on average equity	2.88	5.14	9.67	10.87	5.27
Interest rate spread (1)	3.10	3.15	3.48	3.38	2.96
Net interest margin (2)	3.49	3.40	3.78	3.72	3.44
Noninterest expense to average assets	2.95	2.72	2.64	2.43	2.53
Efficiency ratio (3)	78.82	74.65	63.13	61.45	71.17
Efficiency ratio, excluding Foundation contributions	68.07	74.65	60.48	61.45	71.17
Average interest-earning assets to average interest-bearing liabilities	121.51	114.71	115.08	112.06	112.85

Capital Ratios:
Capital to total assets at end of year	14.29	7.70	9.26	8.55	7.90
Average capital to average assets	12.35	8.43	8.93	8.23	9.09
Total capital to risk-weighted assets	20.44	11.82	13.93	13.25	12.99
Tier I capital to risk-weighted assets	19.26	10.70	12.89	12.12	11.83
Tier I capital to average assets	14.34	7.28	8.54	8.07	7.85

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.00	0.91	0.93	1.07	1.08
Allowance for loan losses as a percent of non-performing loans (4)	120.87	265.68	238.07	315.70	272.97
Net charge-offs to average outstanding loans during the period	0.05	0.16	0.45	0.22	0.12
Non-performing loans as a percent of total loans	0.83	0.34	0.39	0.34	0.39
Non-performing loans as a percent of total assets	0.68	0.27	0.29	0.24	0.27

Other Data:
Number of full service offices	13	12	10	10	10
Number of limited service offices	4	4	4	5	5

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	The ratio at December 31, 2005 is 380.48 when excluding the $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005, which was repaid in full in January, 2006.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed on December 17, 2004. The Reorganization and Minority Stock Issuance Plan (the “Plan”) adopted by the Company’s and Rockville Bank’s Board of Directors was completed on May 20, 2005. Pursuant to the Plan, the Company became a mid-tier holding company. Rockville Financial MHC, Inc. holds fifty-five percent of the Company’s common stock, and the Company became the holder of all the common stock of Rockville Bank (“the Bank”). The Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and sixteen branches located in Hartford and Tolland counties in Connecticut. The Bank’s deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.
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
Critical Accounting Policies
Allowance for Loan Losses: The allowance for loan losses is the amount estimated by management as necessary to cover potential credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. Management believes the policy is critical because determination of the amount of the allowance involves significant judgments and assumptions. There have been no significant changes to the methodology or approach to determining the allowance for loan losses, since the beginning of 2003, and there are no plans to change the methodology used.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses and presents the evaluation to both the Board Lending Committee and the Board of Directors. In addition, the credit area of the Bank is responsible for the accuracy of loan risk ratings and prepares an Asset Quality Report on a quarterly basis and provides summary reports to the Board Lending Committee on a monthly basis. A variety of factors are considered in establishing this estimate including, but not limited to, historical loss and charge off data, current economic conditions, historical and current delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of our borrowers, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change.
The analysis has two broad components: specific and general allocations. Specific allocations are made for loans for which collection of contractual principal and interest is uncertain. In such cases, the size of the specific allocation is measured by determining an expected collection or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. Historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations are also considered. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance for loan losses. If the allowance for loan losses is too low, the Company may incur higher provisions for loan losses in the future resulting in lower net income. If an estimate of the allowance for loan losses is too high, we may experience lower provisions for loan losses resulting in higher net income.
Other than Temporary Impairment of Securities: On a quarterly basis, securities with unrealized depreciation for twelve or more consecutive months and other securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other than temporary. It is assessed whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings.

Management believes the policy for evaluating securities for other than temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income. As of December 31, 2005, there was an aggregate $1.2 million of unrealized depreciation related to $45.5 million of securities in an unrealized loss position for 12 or more consecutive months which management determined, based on current market trends, the nature of the investments, industry analysis, and other evaluations, were not other than temporarily impaired. If management’s judgment regarding impairment of these securities changes in the future, it will reduce our net income accordingly.
Income Taxes: We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1998 through December 31, 2005; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. Management believes its tax policies and practices are critical because the determination of the tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We have no plans to change the tax recognition methodology in the future. If our estimated valuation allowance is too high or too low it will affect our future net income. As of December 31, 2005, our net deferred tax asset was $3.4 million and there was no valuation allowance.
Pension and Other Post-Retirement Benefits: We have a noncontributory defined benefit pension plan that provides benefits for substantially all employees hired before January 1, 2005 who meet certain requirements as to age and length of service. The benefits are based on years of service and average compensation, as defined. Our funding policy is to contribute annually the maximum amount that could be deducted for federal income tax purposes, while meeting the minimum funding standards established by the Employee Retirement Security Act of 1974 (“ERISA”).
In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees. Participants or eligible employees hired before March 1993 become eligible for the benefits if they retire after reaching age 62 with five or more years of service. A fixed percent of annual costs are paid depending on length of service at retirement. We accrue for the estimated costs of these other post-retirement benefits through charges to expense during the years that employees render service; however, we do not fund this plan.
Management believes the policy for determining pension and other post-retirement benefit expenses is critical because judgments are required with respect to the appropriate discount rate, rate of return on assets, salary increases and other items. Management reviews and updates the assumptions annually. If our estimate of pension and post-retirement expense is too low we may experience higher expenses in the future reducing our net income. If our estimate is too high, we may experience lower expenses in the future increasing our net income.
While management believes the assumptions used to estimate expenses related to pension and other post-retirement benefits are reasonable and appropriate, actual experience may significantly differ. The pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our Pension Plan assets of 8.50%. In developing our expected long-term rate of return assumption, we evaluated input from our actuary and investment consultant, including their review of asset class return expectations as well as long-term inflation assumptions, and their review of historical returns based on the current target asset allocations of 61% equity securities, 36% debt securities and 3% real estate. We regularly review our asset allocation and periodically rebalance our investments when considered appropriate. While all future forecasting contains some level of estimation error, we continue to believe that 8.50% falls within a range of reasonable long-term rate of return expectations for our pension plan assets.
The accounting policies followed by the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.
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
Comparison of Operating Results for the Year Ended December 31, 2005 to the Year Ended December 31, 2004
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage servicing income, bank owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the twelve months ended December 31, 2005 and 2004.
Income Statement Summary

	Years Ended
	December 31,
	2005	2004	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$32,086	$25,744	$6,342	24.6%
Provision for loan losses	2,700	2,372	(328)	(13.8)
Noninterest income	4,076	3,183	893	28.1
Contribution to Rockville Bank Community Foundation, Inc.	3,887	—	(3,887)	(100.0)
Other operating expenses	24,616	21,596	(3,020)	(14.0)

Income before income taxes	4,959	4,959	—	0.0
Provision for income taxes	1,533	1,510	(23)	(1.5)

Net income	$3,426	$3,449	$(23)	(0.7)%

 Earnings Summary
 Net income decreased by $23,000 for the year ended December 31, 2005 and was $3.4 million. This decline was primarily attributable to earnings being reduced by a $3.9 million expense related to a common stock contribution to Rockville Bank Community Foundation, Inc. in connection with the initial public offering, with a related tax benefit of $1.3 million, a $328,000, or 13.8%, increase in the provision for loan losses, and a $3.0 million, or 14.0%, increase in other operating expenses, partially offset by an increase of $6.3 million, or 24.6%, in net interest income resulting from a $65.5 million, or 67.5% increase in average net interest-earning assets and a 9 basis point increase in the net interest margin and a $893,000, or 28.1% increase in noninterest income. Basic and diluted earnings per share were $.09 for the period from May 20, 2005 to December 31, 2005. Earnings per share data is not presented for earlier periods as there were no shares outstanding prior to May 20, 2005.
 The Foundation was established with a contribution of 2%, or 388,700 shares of the Company’s common stock to support educational activities and charitable causes in the communities that the Bank serves. Excluding the Foundation contribution expense and the related tax benefit, net income would have increased by $2.5 million or 73.7% to $6.0 million for the year ended December 31, 2005 when compared to the year ended December 31, 2004 primarily due to an increase of

$6.3 million, or 24.6%, in net interest income resulting from a $65.5 million, or 67.5%, increase in average net interest-earning assets and a 9 basis point increase in the net interest margin offset by a $328,000, or 13.8%, increase in the provision for loan losses, and augmented by $893,000, or 28.1%, increase in noninterest income and offset by a $3.0 million, or 14.0%, increase in other operating expenses. The increase in the average net interest-earning assets reflects the use of stock proceeds in funding loan growth. The $328,000 increase in the provision for loan losses is attributable to increasing the allowance for loan losses to reflect the significant loan growth experienced during the year ended December 31, 2005, and as a result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio.
 The $893,000 increase in noninterest income is principally due to a $440,000 increase in service charges and fees, an increase on the net gains on sales of securities of $230,000 and income being reduced by a $223,000 investment impairment recorded during the year ended December 31, 2004, with no impairment recorded during the year ended December 31, 2005. The $440,000 increase in service charges and fees is primarily comprised of an increase of $201,000 in ATM fees due to increased volume in debit card transactions and additions made to our ATM network, a $109,000 increase in insufficient funds charges as a result of the growth in demand deposit accounts, a $75,000 increase in official check fee income due to increased sales volume and a $49,000 increase in safe deposit fees due to increased demand and additional capacity resulting from the opening of a new branch in August 2005.
 The $3.0 million increase in other operating expenses is primarily due to an increase of $1.7 million in salary and employee benefits, a $405,000 increase in service bureau fees, a $161,000 increase in occupancy costs, a $430,000 increase in professional fees and a $249,000 increase in marketing and promotions. The $1.7 million increase in salary and employee benefits reflects an increase of $525,000 in salary costs largely incurred in connection with the expansion of branch facilities and the commercial lending division, a $932,000 employee stock ownership plan (“ESOP”) expense recorded for the ESOP plan established in 2005 as part of the stock offering and reorganization, and an increase of $857,000 in other benefit expenses, offset by decreases of $462,000 in our phantom stock plan expense as a result of the amendments to the Plan that were used to compute amounts payable in connection with its termination in December 2005 and a decrease of $364,000 in pension costs primarily due to increased investment earnings on a $3.2 million cash contribution made by the Company to the pension plan in 2004. The $405,000 increase in service bureau fees is mainly due to $158,000, $185,000 and $62,000 increase in ATM servicing costs, core processing services and wide area network costs, respectively, due to increased service costs and additions made to our ATM, branch and wide area network. The $430,000 increase in professional fees was largely due to $322,000 and $107,000 increase in audit fees and other professional services, respectively, due to the increased costs associated with operating a public company. The $249,000 increase in marketing expense is due to increased costs to maintain a comprehensive marketing program that is designed to attract new customers, take advantage of growth opportunities, increase customer relationships, and aggressively advertise our products and services while increasing our community presence.

Net Interest Income Analysis:
Average Balance Sheets, Interest and Yields/Costs: The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended
	December 31, 2005			December 31, 2004			December 31, 2003
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$778,358	$42,997	5.52%	$600,150	$33,146	5.52%	$503,567	$32,197	6.39%
Available for sale securities	128,180	5,144	4.01	129,769	5,275	4.06	142,719	5,895	4.13
Federal Home Loan Bank stock	8,214	359	4.37	6,614	188	2.84	6,069	183	3.02
Other earning assets	3,383	100	2.96	20,208	205	1.01	22,763	218	0.96

Total interest-earning assets	918,135	48,600	5.29	756,741	38,814	5.13	675,118	38,493	5.70

Noninterest-earning assets	46,662			38,394			30,341

Total assets	$964,797			$795,135			$705,459

Interest-bearing liabilities:
NOW and money market accounts	$177,726	1,956	1.10	$145,578	1,278	0.88	$127,417	1,194	0.94
Savings accounts	163,673	997	0.61	154,138	937	0.61	143,508	1,178	0.82
Time deposits	288,609	8,346	2.89	251,802	6,223	2.47	207,968	5,692	2.74

Total interest-bearing deposits	630,008	11,299	1.79	551,518	8,438	1.53	478,893	8,064	1.68

Mortgagor’s and investor’s escrow accounts	2,780	45	1.62	2,072	33	1.59	2,061	33	1.60
Advances from the Federal Home Loan Bank
	122,828	5,170	4.21	106,134	4,599	4.33	105,703	4,902	4.64

Total interest-bearing liabilities	755,616	16,514	2.19%	659,724	13,070	1.98%	586,657	12,999	2.22%

Noninterest-bearing liabilities	90,043			68,372			55,808

Total liabilities	845,659			728,096			642,465
Capital	119,138			67,039			62,994

Total liabilities and capital	$964,797			$795,135			$705,459

Net interest income		$32,086			$25,744			$25,494

Net interest rate spread (1)			3.10%			3.15%			3.48%
Net interest-earning assets(2)	$162,519			$97,017			$88,461

Net interest margin (3)			3.49%			3.40%			3.78%

Average interest-earning assets to average interest-bearing liabilities			121.51%			114.71%			115.08%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rate Volume Analysis
The following table sets forth the effects of changing rates and volumes on net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the volume and rate columns. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended			Year Ended
	December 31, 2005			December 31, 2004
	Compared to			Compared to
	December 31, 2004			December 31, 2003
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest and dividend income:
Loans receivable	$9,851	$0	$9,851	$5,679	$(4,730)	$949
Securities interest, dividends & income from other assets	(642)	577	(65)	(543)	(85)	(628)

Total earning assets	9,209	577	9,786	5,136	(4,815)	321

Interest expense:
NOW and money market accounts	318	360	678	164	(80)	84
Savings accounts	58	14	72	83	(324)	(241)
Time deposits	981	1,142	2,123	1,127	(596)	531

Total interest-bearing deposits	1,357	1,516	2,873	1,374	(1,000)	374
FHLB Advances	693	(122)	571	20	(323)	(303)

Total interest bearing liabilities	2,050	1,394	3,444	1,394	(1,323)	71

Change in net interest income	$7,159	$(817)	$6,342	$3,742	$(3,492)	$250

Net Interest Income: Net interest income before the provision for loan loss increased 24.6% to $32.1 million for the year ended December 31, 2005, compared to $25.7 million for the year ended December 31, 2004. The increase is primarily due to a $65.5 million, or 67.5% increase in average net interest-earning assets which reflect the receipt of stock proceeds that were used to fund loan growth achieved during the year. Average net interest-earning assets increased to $162.5 million from $97.0 million for the year ended December 31, 2005, when compared to the same period in the prior year. Our net interest margin increased 9 basis points to 3.49% for the year ended December 31, 2005 from 3.40% for the year ended December 31, 2004.
Interest and Dividend Income: Interest and dividend income increased 25.2% to $48.6 million for the year ended December 31, 2005 from $38.8 million for the year ended December 31, 2004. Interest income on loans receivable increased by 29.7% to $43.0 million for the year ended December 31, 2005 from $33.1 million for the year ended December 31, 2004 primarily due to a 29.7% increase in average loans receivable. The average loan yield for the year ended December 31, 2005 remained unchanged at 5.52% compared to the same period in the prior year despite a rising rate environment primarily due to the impact of 39.4% of the average loan growth experienced in 2005 being comprised of lower yielding fully guaranteed USDA loans and purchased adjustable rate residential hybrid loans offset by increases in the average yield on loans with adjustable rates. The prime rate used as an index to re-price various commercial and home equity adjustable rate loans increased 200 basis points during the year to 7.25% at December 31, 2005 from 5.25% at December 31, 2004. The average loan yield was reduced by 8 basis points for the year ended December 31, 2005 due to $629,000 in accelerated write-offs of unamortized premiums on USDA loans that paid off earlier than anticipated. Interest and dividend income on available for sale securities declined slightly to $5.1 million for the year ended December 31, 2005 from $5.3 million for the year ended December 31, 2004 primarily due to a 1.2% decline in the average available for sale investment receivable of $128.2 million for the year ended December 31, 2005 compared to the average available for sale investment receivable of $129.8 million for the year ended December 31, 2004.
Interest Expense: Interest expense for the year ended December 31, 2005 increased 26.4% to $16.5 million from $13.1 million for the year ended December 31, 2004. The increase in interest expense for the year ended December 31, 2005 compared to the same period in the prior year was attributable to an increase in both volume and the weighted average rate paid due to a rising rate environment. For the year ended December 31, 2005, average interest-bearing liabilities rose 14.5% to $755.6 million from $659.7 million for the year ended December 31, 2004. The average rate paid on interest-bearing liabilities for the year ended December 31, 2005 increased 21 basis points to 2.19% from 1.98% for the year ended December 31, 2004. The increase in the cost of funds was due to a rising interest rate environment and was mitigated by deposit account strategies to attract lower cost core deposits. For the year ended December 31, 2005, average core deposits rose 13.9% to $341.4 million from $299.7 million for the year ended December 31, 2004.
Provision for Loan Losses: The allowance for loan losses is maintained at a level necessary to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges to current operations any provision for loan losses considered necessary. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. Based upon the evaluation of these factors, management recorded a provision of $2.7 million for the year ended December 31, 2005, an increase of $328,000 compared to the year ended December 31, 2004. The increase in the provision was primarily due to increasing the allowance for loan losses to reflect the significant loan growth experienced during the year ended December 31, 2005 and as a result of an evaluation of the loan portfolio and estimated allowance requirements. At December 31, 2005, the allowance for loan losses totaled $8.7 million, or 120.9% of non-performing loans and 1.00% of total loans, compared to $6.4 million at December 31, 2004, or 265.7% of non-performing loans and 0.91% of total loans. Excluding a $4.9 million loan fully guaranteed by the United States Department of Agriculture (“USDA”) classified as non-performing as of December 31, 2005, the allowance for loan losses totaled 380.5% of non-performing loans.
Noninterest Income: Sources of noninterest income primarily include banking service charges on deposit accounts, Infinex brokerage and insurance fees, bank owned life insurance and mortgage servicing income.
The $893,000 increase in noninterest income for the year ended December 31, 2005 compared to the year ended December 31, 2004 is principally due to a $440,000 increase in service charges and fees, an increase on the net gains on sales of securities of $230,000 and income being reduced by a $223,000 investment impairment recorded during the year ended December 31, 2004 with no impairment recorded during the year ended December 31, 2005. The $440,000 increase in service charges and fees is primarily comprised of an increase of $201,000 in ATM fees due to increased volume in debit card transactions and additions made to our ATM network, a $109,000 increase in insufficient funds charges as a result of the growth in demand deposit accounts, a $75,000 increase in official check fee income due to increased sales volume and a $49,000 increase in safe deposit fees due to increased demand and additional capacity resulting from the opening of a new branch in August 2005.

NonInterest Expense: Noninterest expense increased by $6.9 million or 32.0%, to $28.5 million for the year ended December 31, 2005 from $21.6 million for the year ended December 31, 2004. The following table summarizes noninterest expense for the years ended December 31, 2005 and 2004:

	Years Ended
	December 31,
	2005	2004	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$12,903	$11,208	$1,695	15.1%
Service bureau fees	2,672	2,267	405	17.9
Occupancy and equipment	2,857	2,696	161	6.0
Professional fees	1,332	902	430	47.7
Marketing and promotions	1,183	934	249	26.7
Insurance and FDIC Assessments	201	176	25	14.2
Contribution to Rockville Bank Community Foundation, Inc.	3,887	—	3,887	100.0
Other	3,468	3,413	55	1.6

Total noninterest expense
	$28,503	$21,596	$6,907	32.0%

The increase of $6.9 million in noninterest expense is primarily due to a $3.9 million common stock contribution made to Rockville Bank Community Foundation, Inc. in May 2005 in connection with the initial public offering and a $3.0 million increase in operating noninterest expense. The increase in operating noninterest expense is primarily due to an increase of $1.7 million in salary and employee benefits, a $405,000 increase in service bureau fees, a $161,000 increase in occupancy costs, a $430,000 increase in professional fees and a $249,000 increase in marketing and promotions.
The $1.7 million increase in salary and employee benefits reflects an increase of $525,000 in salary costs incurred in connection with the expansion of branch facilities and the commercial lending division, a $932,000 employee stock ownership plan (“ESOP”) expense recorded for the ESOP plan established in 2005 as part of the stock offering and reorganization, and an increase of $857,000 in other benefit expenses offset by decreases of $462,000 in our phantom stock plan expense as a result of the amendments to the plan that were used to compute amounts payable in connection with its termination in December 2005 and a decrease of $364,000 in pension costs primarily due to increased investment earnings on a $3.2 million cash contribution made to the pension plan by the Company in 2004. The number of full-time equivalent employees increased to 171 as of December 31, 2005 from 166 as of December 31, 2004.
The $405,000 increase in service bureau fees is mainly due to $158,000, $185,000 and $62,000 increase in ATM servicing costs, core processing services and wide area network costs, respectively, due to increased service costs and additions made to our ATM, branch and wide area network. The $430,000 increase in professional fees was largely due to $322,000 and $107,000 increase in audit fees and other professional services, respectively, due to the increased costs associated with operating a public company. The $249,000 increase in marketing expense is due to increased costs to maintain a comprehensive marketing program that is designed to attract new customers, take advantage of growth opportunities, increase customer relationships, and aggressively advertise our products and services while increasing our community presence.

Other noninterest expense increased by 1.6% to $3.5 million for the year ended December 31, 2005 compared to $3.4 million for the year ended December 31, 2004. Significant components of other noninterest expense are as follows:

	Years Ended
	December 31,
	2005	2004	$ Change	% Change
	(Dollars in Thousands)
Directors fees	$373	$319	$54	16.9%
Appraisal and credit report	383	410	(27)	(6.6)
Telephone	251	233	18	7.7
Postage	281	225	56	24.9
Courier	212	205	7	3.4
Dues and subscriptions	177	156	21	13.5
Service charges	127	130	(3)	(2.3)
Printing and forms	157	145	12	8.3
Other	1,507	1,590	(83)	(5.2)

Total other noninterest expense	$3,468	$3,413	$55	1.6%

Income Tax Expense: Income tax expense remained constant at $1.5 million for the years ended December 31, 2005 and 2004, respectively. The effective tax rate differed from the statutory rate of 34% for the year ended December 31, 2005 primarily due to the preferential tax treatment of the corporate dividends received, non-taxable earnings on bank owned life insurance and municipal investments offset by the non-deductibility of the excess book basis of ESOP expense that is recorded at average market price for book purposes and is only deductible at cost basis for tax purposes. The effective tax rate differed from the statutory rate of 34% for the year ended December 31, 2004 primarily due to the preferential tax treatment of the corporate dividends received, non-taxable earnings on bank owned life insurance and municipal investments.
Comparison of Operating Results for the Year Ended December 31, 2004 to the Year Ended December 31, 2003
Income Statement Summary:

	Years Ended
	December 31,
	2004	2003	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$25,744	$25,494	$250	1.0%
Provision for loan losses	2,372	2,100	(272)	(13.0)
Noninterest income	3,183	3,953	(770)	(19.5)
Operating expenses	21,596	17,810	(3,786)	(21.3)
Contribution to Rockville Bank Foundation, Inc.	—	779	779	100.0

Income before income taxes	4,959	8,758	(3,799)	(43.4)
Provision for income taxes	1,510	2,667	1,157	43.4

Net income	$3,449	$6,091	$(2,642)	(43.4)%

General: Net income decreased $2.6 million, or 43.4%, to $3.4 million for the year ended December 31, 2004 from $6.1 million for the year ended December 31, 2003. The decrease in net income resulted primarily from a reduction in the net gain from the sales of securities of $1.2 million, an increase in salaries and employee benefits of $2.4 million, and an increase in other operating expenses of $1.0 million, partially offset by a reduction in contributions to the Rockville Bank Foundation of $779,000.

Interest and Dividend Income: Interest and dividend income increased by $321,000, or 0.8%, to $38.8 million for the year ended December 31, 2004 from $38.5 million for the year ended December 31, 2003. The increase in interest and dividend income was due to an increase in loan originations partially offset by a 57 basis point decrease in the average yield on our interest-earning assets to 5.13% for the year ended December 31, 2004 from 5.70% for the year ended December 31, 2003. The decrease in average yield was more than offset by a $81.6 million, or 12.1%, increase in average interest-earning assets between periods. Interest income on loans receivable increased by $949,000, or 2.9%, to $33.1 million from $32.2 million. Interest and dividend income on available for sale securities decreased $615,000, or 11.3%, to $5.5 million for the year ended December 31, 2004 from $6.1 million for the year ended December 31, 2003.
Interest Expense: Interest expense increased $71,000, or 0.5%, to $13.1 million for the year ended December 31, 2004 from $13.0 million for the year ended December 31, 2003. The increase in interest expense was due to an increase in the average balance of deposits partially offset by a 24 basis point decrease in the average cost of our interest bearing liabilities (primarily deposit accounts which decreased to 1.53% for the year ended December 31, 2004 from 1.68% for the year ended December 31, 2003). Our average cost of borrowing decreased to 4.33% for the year ended December 31, 2004 from 4.64% for the year ended December 31, 2003.
Net Interest Income: Net interest income increased $250,000, or 1.0%, to $25.7 million for the year ended December 31, 2004 from $25.5 million for the year ended December 31, 2003 primarily due to an increase in average earning assets to $756.7 million for the year ended December 31, 2004 from $675.1 million for the year ended December 31, 2003, partially offset by a decrease in our net interest rate spread to 3.15% for the year ended December 31, 2004 from 3.48% for the year ended December 31, 2003. The decrease in our net interest rate spread resulted primarily from the average yield on our interest-earning assets decreasing more in the lower interest rate environment than the decrease in the average cost of our interest-bearing liabilities.
Provision for Loan Losses: We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the dates of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management recorded a provision of $2.4 million for the year ended December 31, 2004, and a provision of $2.1 million for the year ended December 31, 2003. The provision increased as a result of significant loan growth and higher charge-offs in 2004. The provision reflected probable and reasonably estimable losses in our loan portfolio. At December 31, 2004, the allowance for loan losses totaled $6.4 million, or 0.91% of total loans, compared to $5.0 million at December 31, 2003, or 0.93% of total loans. The allowance for loan losses was $1.4 million higher at December 31, 2004 compared to December 31, 2003, but decreased as a percentage of total loans due to the significant growth in the portfolio during the year. The level of the allowance for loan losses is based on estimates, and ultimate losses may vary from the estimates.
Noninterest Income: Noninterest income decreased by $770,000, or 19.5%, to $3.2 million for the year ended December 31, 2004 compared to $4.0 million for the year ended December 31, 2003. The decrease in noninterest income resulted primarily from a decrease in the net gain from sale of securities to $94,000 for the year ended December 31, 2004 compared to the net gain from sale of securities of $1.3 million for the year ended December 31, 2003. Service charges and fees, primarily overdraft fees, ATM fees, and income from our brokerage subsidiary, Rockville Financial Services, increased by $216,000 to $3.3 million for the year ended December 31, 2004 compared to $3.1 million for the year ended December 31, 2003. Additionally, there were no net losses or gains from the sale of loans for the year ended December 31, 2004 compared to a net loss of $154,000 for the year ended December 31, 2003.
During the year ended December 31, 2004, we recorded an other than temporary impairment charge of $223,000 related to a U.S. government sponsored entity preferred stock. The remaining investment in this security as of December 31, 2004 was $777,000 with an unrealized loss of

$62,000. The charge for the equity investment was computed using the closing price of the security as of the date of the impairment. During the year ended December 31, 2003, we recorded an other than temporary impairment charge of $287,000 related to auto manufacturing and technology common stocks. The charges for the equity investments were computed using the closing prices of the securities as of the dates of the impairments.
Noninterest Expense: Total noninterest expense increased by $3.0 million, or 16.2%, to $21.6 million for the year ended December 31, 2004 from $18.6 million for the year ended December 31, 2003. The increase in noninterest expense resulted primarily from increases in salaries and employee benefits, marketing and promotional expenses and other noninterest expenses.
The following table summarizes noninterest expense for the twelve months ended December 31, 2004 and 2003:

	Years Ended
	December 31,
	2004	2003	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$11,208	$8,799	$2,409	27.4%
Service bureau fees	2,267	2,107	160	7.6
Occupancy and equipment	2,696	2,688	8	0.3
Professional fees	902	874	28	3.2
Marketing and promotions	934	617	317	51.4
Insurance and FDIC Assessments	176	301	(125)	(41.5)
Contribution to Rockville Bank Foundation, Inc.	—	779	(779)	(100.0)
Other	3,413	2,424	989	40.8

Total noninterest expense	$21,596	$18,589	$3,007	16.2%

Salaries and employee benefits increased by $2.4 million, or 27.4%, to $11.2 million for the year ended December 31, 2004 from $8.8 million for the year ended December 31, 2003. The primary reasons for the increase in salaries and employee benefits expense were due to increased staffing levels in connection with branch expansion, and increases in pension and other benefits expenses. The number of full-time equivalent employees increased to 166 as of December 31, 2004 from 149 as of December 31, 2003. Pension and other benefits expense increased to $3.3 million for the year ended December 31, 2004 from $1.8 million for the year ended December 31, 2003 primarily due to an increase of $966,000 related to the phantom stock plan implemented as of January 1, 2004, an increase of $248,000 related to supplemental retirement benefits for certain executive officers and an increase of $258,000 related to pension expense primarily as a result of the reduction in the discount rate. For the year ended December 31, 2004, marketing and promotions expense increased by $317,000 to $934,000 compared to $617,000 for the year ended December 31, 2003 primarily as a result of marketing costs incurred to take advantage of bank consolidations in our markets. Occupancy and equipment expenses were $2.7 million for each of the years ended December 31, 2004 and 2003. Service bureau fees increased by $160,000 to $2.3 million for the year ended December 31, 2004 from $2.1 million for the year ended December 31, 2003. Professional fees increased to $902,000 for the year ended December 31, 2004 from $874,000 for the year ended December 31, 2003. Insurance and FDIC assessments decreased to $176,000 for the year ended December 31, 2004 from $301,000 for the year ended December 31, 2003. During the year ended December 31, 2003, we contributed appreciated securities with a fair value of $779,000 to our foundation. No such contribution was made during 2004.

Other noninterest expense increased by $989,000 to $3.4 million for the year ended December 31, 2004 compared to $2.4 million for the year ended December 31, 2003. Significant components of other noninterest expense are as follows:

	Years Ended
	December 31,
	2004	2003	$ Change	% Change
	(Dollars in Thousands)
Directors fees	$319	$278	$41	14.7%
Appraisal and credit report	410	384	26	6.8
Telephone	233	197	36	18.3
Postage	225	146	79	54.1
Courier	205	127	78	61.4
Dues and subscriptions	156	131	25	19.1
Service charges	130	116	14	12.1
Printing and forms	145	163	(18)	(11.0)
Write-off of uncollectible items	369	—	369	100.0
Other	1,221	882	339	38.4

Total other noninterest expense	$3,413	$2,424	$989	40.8%

We experienced increases in many other noninterest expenses during 2004 primarily as a result of increased costs associated with more branches and more ATM locations, and costs associated with becoming a public company.
The year ended December 31, 2004 included an expense of $369,000 related to the charge-off of uncollectible items from an account reconciliation. Management determined during 2004 that an account reconciliation was not being properly completed. As a result, a third party was engaged to assist with the reconciliation and identify reconciling outstanding items. During the third quarter of 2004, we determined that it was not cost beneficial to pursue further investigation and collection of the outstanding items and the amounts were written off. Procedures and personnel performing the outstanding account reconciliation were changed. Management believes the reconciliation is now being completed properly and reconciling items are clearing in a timely manner.
Income Tax Expense: Income tax expense decreased to $1.5 million for the year ended December 31, 2004 from $2.7 million for the year ended December 31, 2003. The effective tax rate was 30.5% for the year ended December 31, 2004 compared to 30.4% for the year ended December 31, 2003. The effective tax rate differs from the statutory tax rate of 34% primarily due to the dividends received deduction and non-taxable earnings on bank owned life insurance.
Comparison of Financial Condition at December 31, 2005 and December 31, 2004
Summary: The Company’s total assets increased $166.3 million, or 18.7%, to $1.1 billion at December 31, 2005, as compared to $889.9 million at December 31, 2004, primarily due to a $163.5 million or 23.5% increase in loans which was mainly funded with the proceeds received from our initial public offering. Net loans receivable increased to $859.7 million at December 31, 2005 from $696.2 million at December 31, 2004 primarily due to an increase in one-to-four family residential mortgages and, to a lesser extent, an increase in commercial business loans. Available for sale investment securities declined $7.0 million or 5.1% to $129.0 million at December 31, 2005 from $136.0 million at December 31, 2004. The proceeds from the investment securities were used to fund loan growth.
Deposits increased $68.9 million, or 10.0%, to $761.4 million at December 31, 2005. The growth was principally attributable to a $55.2 million increase in time deposits as a result of several promotions conducted during the year. Federal Home Loan Bank advances increased $12.9 million, or 10.9%, to $130.9 million at December 31, 2005 from $118.0 million at December 31, 2004 as advances were used to meet funding needs during the period.

Total capital increased $82.4 million, or 120.2%, to $150.9 million at December 31, 2005 from $68.5 million at December 31, 2004 primarily due the $81.3 million in net stock proceeds received in the initial public offering which was principally used to fund loan growth.
Investment Securities: At December 31, 2005, the Company’s investment portfolio, consisting solely of available for sale securities, was $129.0 million, or 12.2% of total assets. The decrease of $7.0 million, or 5.1% in investment securities compared to December 31, 2004 was primarily due to scheduled repayments and maturities which were used to fund loan growth. At December 31, 2005, the net unrealized gain on investment securities available for sale was $1.4 million, net of taxes, compared to $2.7 million as of December 31, 2004. Rising market interest rates negatively impacted the fair value of the Company’s debt securities during the period. That impact was partially offset by unrealized gains in marketable equity securities.
Lending Activities: Net loans receivable increased $163.5 million, or 23.5%, to $859.7 million at December 31, 2005 from $696.2 million at December 31, 2004 primarily due to an increase in one-to-four family residential mortgages and to a lesser extent, an increase in commercial business loans.
Residential real estate loans increased $107.3 million, or 23.8%, to $557.3 million. This increase in loans reflects continued demand for loans in a favorable interest rate environment, a no-closing costs loan program for refinanced residential loans, the use of two established local mortgage banking firms to originate adjustable rate hybrid residential mortgage loans and a home equity line of credit marketing campaign. Commercial business loans increased $20.4 million, or 23.0%, to $109.1 million at December 31, 2005. Commercial business loans include $43.2 million and $48.2 million of loans fully guaranteed by the United States Department of Agriculture as of December 31, 2005 and 2004, respectively. The remaining commercial business loans represent loans partially guaranteed by the Small Business Administration, revolving business lines of credit and term loans. Management expects to expand the commercial real estate, commercial construction and the commercial business loan portfolios due to the hiring of additional commercial lenders and support staff.
The allowance for loan losses increased $2.3 million, or 36.2%, to $8.7 million at December 31, 2005 from $6.4 million at December 31, 2004. The increase in the allowance for loan losses resulted from a $2.7 million provision for loan losses for the year ended December 31, 2005 offset by $396,000 in net charge-offs. The increase in the allowance was deemed necessary based upon management’s analysis and the growth of the loan portfolio. At December 31, 2005, the allowance for loan losses represented 1.00% of total loans and 380.5% of non-performing loans when excluding a fully guaranteed non-performing USDA loan which was repaid in January 2006 and 120.9% of non-performing loans when including the fully guaranteed non-performing USDA loan, compared to 0.91% of total loans and 265.7% of non-performing loans as of December 31, 2004.
Deposits increased $68.9 million, or 9.9%, to $761.4 million at December 31, 2005. The growth was principally attributable to a $55.2 million increase in time deposits as a result of several promotions conducted during the year. The time deposit promotions required the use of direct deposit checking in order to qualify for the promotion in an effort to increase core deposits.
Liquidity and Capital Resources: Liquid assets are maintained at levels considered adequate to meet the Company’s liquidity needs. The liquidity ratio averaged 20.0% and 25.6% for the years ended December 31, 2005 and 2004, respectively. Liquidity levels are adjusted to fund loan commitments, repay borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. Liquidity is also adjusted as appropriate to meet asset and liability management objectives.
The Company’s primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. Interest rates on deposits are priced to maintain a desired level of total deposits. In addition, excess funds are invested in short-term interest-earning assets, which provide liquidity to meet lending requirements.
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of operating, investing and financing activities. At December 31, 2005 and 2004, respectively, $23.6 million and $22.1 million of the Company’s assets were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.
The Company used the proceeds received from the initial public offering to repay $44.8 million in short-term advances from the Federal Home Loan Bank, to fund loans and for general corporate purposes.
During the years ended December 31, 2005 and 2004, loan originations and purchases, net of collected principal and loan sales, totaled $165.7 million and $167.5 million, respectively, reflecting continued growth in the loan portfolio due to a favorable interest rate environment, a no-closing cost residential loan program targeted at the refinance market and the use of two established local mortgage banking firms to originate adjustable rate hybrid residential loans. Cash received from the calls and maturities of investment securities totaled $13.1 million and $17.8 million during the years ended December 31, 2005 and 2004, respectively. The Company purchased $31.1 million and $45.6 million and received proceeds from the sale of $6.4 million and $4.5 million in available for sale investment securities during the years ended December 31, 2005 and 2004, respectively.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $68.9 million and $160.6 million for the years ended December 31, 2005 and 2004, respectively. The Company experienced increasing deposit levels in 2004 and 2005 due to the consolidation of competitors in its markets. In connection with our initial public offering, depositors withdrew $19.8 million to purchase stock.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At December 31, 2005, the Company had $130.9 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $185.5 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 20% of total assets, or $211.2 million at December 31, 2005.
At December 31, 2005, the Company had outstanding commitments to originate loans of $52.0 million and unfunded commitments under lines of credit and stand-by letters of credit of $173.6 million. At December 31, 2005, time deposits scheduled to mature in less than one year totaled $251.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by the Company, other funding sources will be utilized, such as Federal Home Loan Bank of Boston advances in order to maintain the level of assets. Alternatively, the Company would reduce the level of liquid assets, such as, cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
The following tables present information indicating various obligations and commitments made by the Company as of December 31, 2005 and the respective maturity dates:
Contractual Obligations

			More than
			One Year
			Through	More than Three
		One Year	Three	Years Through Five	Over Five
	Total	or Less	Years	Years	Years
	(Dollars in Thousands)
Federal Home Loan Bank advances(1)	$130,867	$27,000	$37,000	$36,867	$30,000
Interest expense payable on Federal Home Loan Bank Advances	18,927	4,621	8,053	4,288	1,965
Operating leases(2)	1,267	434	596	237	—

Total Contractual Obligations	$151,061	$32,055	$45,649	$41,392	$31,965

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.

(2)	Represents non-cancelable operating leases for offices.

Other Commitments

			More than	More than
			One Year	Three
			Through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(Dollars in Thousands)
Real estate loan commitments(1)	$39,544	$20,083	$—	$—	$19,461
Commercial business loan commitments(1)	12,420	2,000	1,735	8,500	185
Commercial business loan lines of credit	17,127	5,663	9,073	2,391	—
Unused portion of home equity lines of credit(2)	82,119	193	3,069	2,734	76,123
Unused portion of construction loans	64,143	10,630	32,310	9,213	11,990
Unused checking overdraft lines of credit(3)	98	—	—	—	98
Standby letters of credit	10,107	5,118	4,989	—	—

Total Other Commitments	$225,558	$43,687	$51,176	$22,838	$107,857

General:	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.

(2)	Unused portions of home equity lines of credit are available to the borrower for up to 10 years.

(3)	Unused portion of checking overdraft lines of credit are available to customers in “good standing.”
Off-Balance Sheet Arrangements
In the ordinary course of business, the Company is a party to credit-related financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.
Unfunded commitments under construction lines of credit for residential and commercial properties and commercial lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not be requested to be drawn upon to the total extent to which the Company is committed depending upon the needs and desires of the customers to which the commitments have been made.
At December 31, 2005 and 2004, the Company had $52.0 million and $25.0 million, respectively, in commitments to grant loans, and $173.6 million and $130.5 million, respectively, of unfunded commitments under lines of credit and standby letters of credit.
Employment and Change in Control Agreements
The Bank and the Company entered into an employment agreement with the Bank’s President and Chief Executive Officer ending December 31, 2009, which may be extended by agreement to December 31, 2010. An employment agreement was also entered into with the Bank’s Chief Operating Officer and was extended by the agreement of all parties on March 30, 2006 to December 31, 2007. The Bank has also entered into three-year employment agreements with its remaining Executive Officers, (each, an “Executive Officer”), which expire on December 31, 2007 and will be extended on an annual basis unless written notice of non-renewal is given by the Human Resources Committee. The employment agreements generally provide for a base salary and the continuation of certain benefits currently received and are reviewed annually by the Human Resources Committee. Under certain specified circumstances, the employment agreements require certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations. If the Bank chooses to terminate these employment agreements for reasons other than cause, or if the Executive Officer resigns from the Bank after specified circumstances that would constitute good reason, as defined in the employment agreement, or, if the Executive Officer dies, his or her beneficiary, would be entitled to receive a severance benefit in the amount of three times the sum of his or her base salary and his or her potential annual incentive compensation for the year of termination or, if higher, his or her actual annual incentive compensation for the year prior to the year of termination, payable in monthly installments over the 36 months following termination. In addition, the Executive Officer will be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. If the Executive Officer elects to continue his or her health plan coverage under COBRA, the Bank will pay the Executive Officer on a monthly basis the after-tax cost of such COBRA coverage. In consideration for the compensation and benefits provided under their employment agreement, the Executive Officers are prohibited from competing with the Bank and the Company during the term of the employment agreements and for a period of two years following termination of employment for any reason
The Bank and the Company has also entered into change in control agreements with four additional senior officers (each, an “Officer”). Each change in control agreement had an initial term ending December 31, 2005, which term was automatically extended January 1, 2006 and will be extended on each January 1st thereafter for one additional year unless written notice is given by either party; provided, however, that no such notice by the Bank or the Company will be effective if a change of control or potential change in control has occurred prior to the date of such notice. If, following a change in control of the Bank or the Company, the Officer’s employment is terminated without cause, or the Officer voluntarily resigns upon the occurrence of circumstances specified in the agreements constituting good reason, the Officer will receive a severance payment under the agreement equal to two times the sum of the Officer’s annual base salary and their potential annual incentive compensation for the year of termination or, if higher, their actual annual incentive compensation for the year prior to the year of termination. The Officer will also be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. The Bank will also provide the Officer with a cash allowance for outplacement assistance in the amount of 20% of their annual base salary and annual incentive compensation taken into account for purposes of calculating the severance payment described above for expenses incurred during the 24 months following termination of employment. If the Officer elects to continue health plan coverage under COBRA, the Bank will pay on a monthly basis the after—tax cost of such COBRA coverage.
The Bank and the Company has also entered into change in control and restrictive covenant agreements with five lending officers (each a “Lending Officer”). Each change in control and restrictive covenant agreement had an initial term ending December 31, 2005, and was extended on January 1 and will be extended annually thereafter for one additional year unless written notice is given by either party; provided, however, that no such notice by the Bank or the Company will be effective if a change in control or potential change in control has occurred prior to the date of such notice. If, following a change in control of the Bank or the Company, the Lending Officer’s employment is terminated without cause, or the Lending Officer voluntarily resigns upon the occurrence of circumstances specified in the agreements constituting good reason, the Lending Officer will receive a severance payment under the agreement equal to two times the sum of the Lending Officer’s annual base salary and their potential annual incentive compensation for the year of termination or, if higher, their actual annual incentive compensation for the year prior to the year of termination. The Lending Officer will also be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. The Bank will also provide the Lending Officer with a cash allowance for outplacement assistance in the amount of 20% of their annual base salary and annual incentive compensation taken into account to calculate the severance payment described above for expenses incurred during the 24 months following termination of employment. If the Lending Officer elects to continue health plan coverage under COBRA, The Bank will pay on a monthly basis the after-tax cost of such COBRA coverage.
Change in Control Severance Plan
The Bank and the Company adopted a Change in Control Severance Plan to provide benefits to eligible employees upon a change in control of the Bank or the Company. Eligible employees are those with a minimum of one year of service with the Bank as of the date of the change in control. Generally, all eligible employees, other than officers who will enter into separate employment or change in control or change in control and restrictive covenant agreements with the Bank and the Company, will be eligible to participate in the plan. Under the plan, if a change in control of the Bank or the Company occurs, eligible employees who are terminated, or who terminate employment upon the occurrence of events specified in the plan, within 24 months of the effective date of the change in control, will be entitled to 1/26th of the sum of the employee’s annual base salary and his or her potential annual incentive compensation for the year of termination or, if higher, his or her actual annual incentive compensation for the year prior to the year of termination, multiplied by the employee’s total years of service with the Bank. Subsidized COBRA coverage will also be made available to such employees for a period of weeks equal to the employee’s years of service with the Bank multiplied by two.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Management of Market and Interest Rate Risk
General: The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, in general have longer contractual maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Management monitors the level of interest rate risk on a regular basis and the

Asset/Liability Committee meets at least quarterly to review our asset/liability policies and interest rate risk position.
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
Quantitative Analysis:
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2005 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage Increase
(Decrease) in Estimated
Net Interest Income Over
12 Months
300 basis point increase in rates	(4.2)%
200 basis point decrease in rates	(7.3)
The Company’s Asset/Liability policy limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, our return on assets (ROA) may change by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenatrio ROA (for every 100 basis point interest rate change), whichever is less. These limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to decrease by a greater amount if interest rates fall. At December 31, 2005, income at risk (i.e., the change in net interest income) was a decrease of 4.2% and a decrease of 7.3% based on a 300 basis point increase and a 200 basis point decrease in interest rates, respectively. At December 31, 2005, return on assets is modeled to decrease by 10 basis points and to decrease by 16 basis points based on a 300 basis point increase and a 200 basis point decrease in interest rates, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 8. Financial Statements and Supplementary Data
ROCKVILLE FINANCIAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Rockville Financial, Inc.
Rockville, Connecticut
We have audited the accompanying consolidated statements of condition of Rockville Financial, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockville Financial, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
March 31, 2006

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Condition
As of December 31, 2005 and 2004
(In Thousands Except Share Amounts)

	2005	2004
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$18,117	$18,652
Short-term investments	5,494	3,448

Total cash and cash equivalents	23,611	22,100
AVAILABLE FOR SALE SECURITIES-At fair value	129,049	136,007
LOANS RECEIVABLE (Net of allowance for loan losses of $8,675 in 2005 and $6,371 in 2004)	859,700	696,249
FEDERAL HOME LOAN BANK STOCK	8,498	7,412
ACCRUED INTEREST RECEIVABLE	3,777	3,013
DEFERRED TAX ASSET-NET	3,417	1,606
BANK PREMISES AND EQUIPMENT-Net	11,317	7,382
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	8,615	8,290
OTHER ASSETS	7,115	6,784

TOTAL	$1,056,169	$889,913

LIABILITIES AND CAPITAL
LIABILITIES
Deposits:
Non-interest bearing	$85,855	$77,972
Interest bearing	675,541	614,526

Total deposits	761,396	692,498
MORTGAGORS AND INVESTORS ESCROW ACCOUNTS	4,794	3,979
ADVANCES FROM THE FEDERAL HOME LOAN BANK	130,867	118,015
ACCRUED EXPENSES AND OTHER LIABILITIES	8,207	6,895

Total liabilities	905,264	821,387

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2005)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,435,000 shares issued and outstanding at December 31, 2005)	85,249	—
Additional paid in capital	213	—
Unallocated stock held by ESOP	(6,368)	—
Retained earnings	70,764	67,338
Accumulated other comprehensive income, net of tax	1,047	1,188

Total stockholders’ equity	150,905	68,526

TOTAL	$1,056,169	$889,913

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2005, 2004 and 2003
(In Thousands, Except Share and Per Share Amounts)

	2005	2004	2003
INTEREST AND DIVIDEND INCOME:
Loans	$42,997	$33,146	$32,197
Securities-interest	4,755	5,018	5,660
Interest bearing deposits	100	205	218
Securities-dividends	748	445	418

Total interest and dividend income	48,600	38,814	38,493

INTEREST EXPENSE
Deposits	11,344	8,471	8,097
Borrowed funds	5,170	4,599	4,902

Total interest expense	16,514	13,070	12,999

Net interest income	32,086	25,744	25,494
PROVISION FOR LOAN LOSSES	2,700	2,372	2,100

Net interest income after provision for loan losses	29,386	23,372	23,394

NONINTEREST INCOME:
Service charges and fees	3,752	3,312	3,096
Net gain from sale of securities	324	94	1,298
Other than temporary impairment of Securities	—	(223)	(287)
Net loss from the sale of loans	—	—	(154)
Total noninterest income	4,076	3,183	3,953

NONINTEREST EXPENSE:
Salaries and employee benefits	12,903	11,208	8,799
Service bureau fees	2,672	2,267	2,107
Occupancy and equipment	2,857	2,696	2,688
Professional fees	1,332	902	874
Marketing and promotions	1,183	934	617
Insurance and FDIC assessments	201	176	301
Contribution to Rockville Bank Community Foundation, Inc.	3,887	—	—
Contribution to Rockville Bank Foundation, Inc.	—	—	779
Other	3,468	3,413	2,424

Total noninterest expense	28,503	21,596	18,589

INCOME BEFORE INCOME TAXES	4,959	4,959	8,758
PROVISION FOR INCOME TAXES	1,533	1,510	2,667

NET INCOME	$3,426	$3,449	$6,091

(Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Income — Continued

	For the Period
	from May 20,
	2005 to December
	31, 2005	2004	2003
Net income per share (see Note 4):
Basic and Diluted	$.09	N/A	N/A

Weighted average shares outstanding:
Basic and Diluted	18,973,282	N/A	N/A
See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2005, 2004 and 2003
(In Thousands, Except Share Amounts)

	Common Stock
				Unallocated		Accumulated
			Additional	Common		Other	Total
			Paid in	Shares Held	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	by ESOP	Earnings	Income	Equity
Balance at January 1, 2003	—	$—	$—	$—	$57,798	$923	$58,721
Comprehensive income:
Net income	—	—	—	—	6,091	—	6,091
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	1,492	1,492
Increase in minimum pension liability, net of tax	—	—	—	—	—	(387)	(387)

Total comprehensive income							7,196

Balance at December 31, 2003	—	—	—	—	63,889	2,028	65,917

Comprehensive income:
Net income	—	—	—	—	3,449	—	3,449
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	(1,066)	(1,066)
Decrease in minimum pension liability, net of tax	—	—	—	—	—	226	226

Total comprehensive income							2,609

Balance at December 31, 2004	—	—	—	—	67,338	1,188	68,526

Issuance of common stock to Rockville Financial MHC, Inc.	10,689,250	—	—	—	—	—	—
Issuance of common stock, net of expenses of $2.3 million (Note 1)	8,357,050	81,299	—	—	—	—	81,299
Issuance of common stock to Rockville Bank Community, Foundation, Inc., including additional tax benefit due to higher basis for tax purposes	388,700	3,950	—	—	—	—	3,950
Shares purchased for ESOP	—	—	—	(7,068)	—	—	(7,068)
Compensation expense for ESOP		—	213	700	—	—	913
Comprehensive income:
Net income	—	—	—	—	3,426	—	3,426
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	(1,329)	(1,329)
Decrease in minimum pension liability, net of tax	—	—	—	—	—	1,188	1,188

Total comprehensive income							3,285

Balance at December 31, 2005	19,435,000	$85,249	$213	$(6,368)	$70,764	$1,047	$150,905

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(In Thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,426	$3,449	$6,091
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments—net	329	645	916
Provision for loan losses	2,700	2,372	2,100
Net gain from sale of securities	(324)	(94)	(1,298)
Other than temporary impairment of securities	—	223	287
Compensation expense for ESOP	913	—	—
Contributions of securities to Rockville Bank Foundations	3,887	—	779
Net loss from sales of loans	—	—	154
Depreciation and amortization	1,172	1,243	1,354
Loss on disposal of equipment	17	—	—
Deferred income taxes	(1,675)	451	252
Increase in cash surrender value of bank owned life insurance	(325)	(290)	—
Change in assets and liabilities:
Deferred loan fees and premiums	(8)	(1,691)	(1,399)
Accrued interest receivable	(764)	(306)	255
Other assets	(1,648)	(3,641)	(227)
Accrued expenses and other liabilities	3,112	1,536	(515)

Net cash provided by operating activities	10,812	3,897	8,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	6,369	4,456	12,594
Proceeds from maturities of available for sale securities	13,054	17,845	39,069
Principal payments on available for sale mortgage-backed securities	16,622	12,487	25,786
Purchases of available for sale securities	(31,106)	(45,587)	(84,675)
Purchase of bank owned life insurance	—	(2,000)	(6,000)
Purchase of Federal Home Loan Bank stock	(1,086)	(1,343)	—
Proceeds from sales of loans	—	2,772	45,266
Purchase of loans	(46,429)	(81,430)	(10,095)
Net increase in loans and loans held for sale	(119,714)	(89,789)	(62,142)
Purchases of bank premises and equipment	(5,124)	(1,260)	(710)
Proceeds from the surrender of bank owned life insurance	1,317	—	—

Net cash used in investing activities	(166,097)	(183,849)	(40,907)

(Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock offering	$81,299	$—	$—
Acquisition of common stock for ESOP	(7,068)	—	—
Payment of reorganization costs	—	(461)	—
Net increase in non-interest bearing deposits	7,883	24,724	8,687
Net increase in interest bearing deposits	61,015	135,844	8,947
Net increase in mortgagors’ and investors’ escrow accounts	815	630	51
Proceeds from Federal Home Loan Bank advances	431,649	208,454	25,000
Repayments of Federal Home Loan Bank advances	(418,797)	(195,592)	(25,130)

Net cash provided by financing activities	156,796	173,599	17,555

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,511	(6,353)	(14,603)

CASH AND CASH EQUIVALENTS—Beginning of year	22,100	28,453	43,056

CASH AND CASH EQUIVALENTS—End of year	$23,611	$22,100	$28,453

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$16,465	$13,095	$12,996
Income taxes	$3,250	$1,100	$3,665
See notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1.	Mutual Holding Company Reorganization and Minority Stock Issuance

Rockville Financial, Inc., (the “Company”), a state-chartered mid-tier stock holding company was formed on December 17, 2004 to reorganize Charter Oak Community Bank Corp. from a state-chartered mutual holding company to a state-chartered two-tier mutual and stock holding company. The Reorganization and Minority Stock Issuance Plan (the “Plan”) adopted by the Company’s, Charter Oak Community Bank Corp.’s and Rockville Bank’s Board of Directors was completed on May 20, 2005. Charter Oak Community Bank Corp.’s name was changed to Rockville Financial MHC, Inc. and 100% of the stock of its wholly-owned subsidiary Rockville Bank (the “Bank”) was exchanged for 10,689,250 shares, or 55% of the stock issued by the Company. Rockville Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and sixteen branches located in Hartford and Tolland counties in Connecticut. The Bank’s deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

The Company sold 8,357,050 shares of its common stock, representing 43% of the outstanding common shares at $10.00 per share to eligible account holders and employee benefit plans of the Bank pursuant to subscription rights as set forth in the Plan. Reorganization costs of approximately $2.3 million were incurred in conducting the offering and were recorded as a reduction of the proceeds from the shares sold in the reorganization.

For a period of five years following completion of the Plan, no person, acting singly or with an associate or group of persons acting in concert, shall directly, or indirectly, offer to acquire or acquire the beneficial ownership of more than ten percent (10%) of any class of an equity security of the Company without the prior approval of the Connecticut Banking Commissioner.

As of December 31, 2005, the Company had not engaged in any business activities other than owning the common stock of Rockville Bank. Rockville Financial MHC, Inc. does not conduct any business activity other than owning a majority of the common stock of Rockville Financial, Inc.

In connection with the stock offering, the Company established Rockville Bank Community Foundation, Inc., a non-profit charitable organization dedicated to helping the communities that the Bank serves. The Foundation was funded with a contribution of 388,700 shares of the Company’s common stock, representing 2% of the outstanding common shares. The stock donation resulted in a $3.9 million contribution expense being recorded and an additional $63,000 deferred tax benefit was recognized as the basis of the contribution for tax purposes equal to the stock’s trading price on the first day of trading which was higher than the initial issuance price used to record the contribution expense.

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

Note 2.	Basis of Presentation, Principles of Consolidation and Significant Accounting Policies

The consolidated financial statements and the accompanying notes presented in this report include, subsequent to the formation of Rockville Financial, Inc., the accounts of the Company and its wholly-owned subsidiary Rockville Bank, and the Bank’s wholly-owned subsidiaries, The SBR Mortgage Company, The Savings Bank of Rockville Investment Company and Rockville Financial Services, Inc. The consolidated financial statements prior to the formation of Rockville Financial, Inc. are those of Charter Oak Community Bank Corp and subsidiaries.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the condensed financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

A description of the Company’s significant accounting policies is presented below:

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, determination of pension assumptions, the valuation of deferred tax assets and the evaluation of available for sale securities for other than temporary impairment.

Investment Securities: Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each statement of condition date.

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2005 and 2004, all securities were classified as available for sale.

Purchase premiums and discounts are recognized in interest income using the interest method over the expected terms of the securities. On a quarterly basis, the Company reviews securities with unrealized depreciation for 12 or more consecutive months and other securities with unrealized losses as deemed appropriate to assess whether the decline in fair value is temporary or other than temporary. The Company judges whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. Once the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Held for Sale: Loans held for sale are those loans the Company has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or market value. Net unrealized losses, if any, are recognized by a valuation allowance through a charge to noninterest income. Realized gains and losses on the sale of loans are recognized when risk of loss transfers. Should the Company decide to sell portfolio loans, they are transferred to the held for sale account classification and recorded at the lower of cost or fair value on the date the decision is made.

Loans Receivable: Loans receivable are stated at current unpaid principal balances, net of the allowance for loan losses and deferred loan origination fees, including loan commitment fees, and loan purchase premiums. Commitment fees for which the likelihood of exercise is remote are recognized over the loan commitment period on a straight-line basis.

A loan is classified as a restructured loan when certain concessions have been made to the original contractual terms, such as reductions of interest rates or deferral of interest or principal payments due to the borrowers’ financial condition.

An impaired loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

Management considers all nonaccrual loans and restructured loans to be impaired. In most cases, loan payments less than 90 days past due, based on contractual terms, are considered minor collection delays, and the related loans are generally not considered impaired. The Company considers consumer installment loans to be pools of smaller balance, homogenous loans that are collectively evaluated for impairment.

Allowance for Loan Losses: The allowance for loan losses, a material estimate which could change significantly in the near-term, is established as losses are estimated to have occurred through provisions for losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is inherently subjective and is based on a formula that considers past loan loss experience, known and inherent losses and size of the loan portfolios, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, review of regulatory authority examination reports and other relevant factors, and an allowance for impaired loans. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of principal is confirmed. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary.

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures, an allowance is maintained for impaired loans to reflect the difference, if any, between the principal balance of the loan and the present value of the projected cash flows, observable fair value or collateral value. SFAS No. 114 defines an impaired loan as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan.

The majority of the Company’s loans are collateralized by real estate located in central and eastern Connecticut. Accordingly, the collateral value of a substantial portion of the Company’s loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance or write-downs may be necessary based on changes in economic conditions, particularly in Hartford and Tolland counties in Connecticut. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies have the authority to require the Company to recognize additions to the allowance or write-downs based on the agencies’ judgments about information available to them at the time of their examination.

Bank Owned Life Insurance: During the years ended December 31, 2004 and 2003, the Bank purchased $2,000,000 and $6,000,000, respectively of Bank Owned Life Insurance (“BOLI”). No purchases were made during 2005. The cash surrender value, net of any deferred acquisition and surrender costs or loans is recorded as an asset. As of December 31, 2005 and 2004 there were no deferred acquisition costs, surrender costs or loans. There are no restrictions on the use of any insurance proceeds the Company receives from BOLI.

Interest and Fees on Loans: Interest on loans is accrued and included in operating income based on contractual rates applied to principal amounts outstanding. Accrual of interest is discontinued, and previously accrued income is reversed, when loan payments are 90 days or more past due or when, in the judgment of management, collectibility of the loan or loan interest becomes uncertain. Subsequent recognition of income occurs only to the extent payment is received subject to management’s assessment of the collectibility of the remaining interest and principal. A nonaccrual loan is restored to accrual status when it is no longer 90 days delinquent and collectibility of interest and principal is no longer in doubt. Interest collected on nonaccrual loans and impaired loans is recognized on the cash basis, only if in management’s judgment all principal is expected to be collected.

Loan origination fees and direct loan origination costs (including loan commitment fees) are deferred, and the net amount is recognized as an adjustment of the related loan’s yield utilizing the interest method over the contractual life of the loan.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor, and (3) the transferor does not maintain effective control over the transferred assets through either: (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Other Real Estate Owned: Other real estate owned represents properties acquired through, or in lieu of, loan foreclosure or other proceedings and is initially recorded at the lower of the related loan balances less any specific allowance for loss, or fair value at the date of foreclosure, which establishes a new cost basis. Subsequent to foreclosure, the properties are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of acquisition is charged to the allowance for loan losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Gains or losses are included in operations upon disposal.

Premises and Equipment: Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from three to 40 years. Leasehold improvements are amortized over the shorter of the improvements’ estimated economic lives or the related lease terms. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

Impairment of Long-Lived Assets: Long-lived assets that are held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense. No write-downs of long-lived assets were recorded for any period presented herein.

Goodwill: In connection with a branch acquisition, the Company recorded goodwill, which represents the excess of the fair value of deposit liabilities assumed over the assets received. Goodwill is not amortized and is evaluated for impairment annually. No impairments were recorded during years ended December 31, 2005, 2004 and 2003.

Income Taxes: The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.

Pension and Other Post-Retirement Benefits: The Company has a noncontributory defined benefit pension plan that provides benefits for substantially all employees meeting certain requirements as to age and length of service. The benefits are based on years of service and average compensation, as defined. The Company’s funding policy is to contribute annually the maximum amount that could be deducted for federal income tax purposes, while meeting the minimum funding standards established by the Employee Retirement Security Act of 1974 (“ERISA”).

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Participants become eligible for the benefits if they retire after reaching age 62 with five or more years of service. Benefits are paid in fixed amounts depending on length of service at retirement. The Company accrues for the estimated costs of these benefits through charges to expense during the years that employees render service; however, the Company does not fund this plan.

The Company accounts for Employee Stock Ownership Plan (“ESOP”) shares in accordance with Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans (“SOP 93-6”). Under SOP 93-6, unearned ESOP shares are not considered outstanding for calculating net income per common share and are shown as a reduction of shareholders’ equity and presented as unearned common shares held by ESOP. During the period the ESOP shares are committed to be released, the Company recognizes compensation cost equal to the fair value of the ESOP shares. When the shares are released, unearned common shares held by ESOP are reduced by the cost of the ESOP shares released and the differential between the fair value and the cost is charged to additional paid-in capital. In accordance with SOP 93-6, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability in the Company’s consolidated financial statements.

Related Party Transactions: Directors and officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future.

Federal Home Loan Bank Stock: As a member of the Federal Home Loan Bank (“FHLB”), the Bank is required to hold a certain amount of FHLB stock. The stock is considered to be a non-marketable equity security and, accordingly, is recorded at cost.

Service Charges and Fee Income: Service charges and fee income which are not included in deferred loan fees are recorded on an accrual basis when earned.

Cash and Cash Equivalents: For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains amounts due from banks and Federal funds sold that, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

Fair Values of Financial Instruments: The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash and Due from Banks, Short-Term Investments, Accrued Interest Receivable and Mortgagors’ and Investors’ Escrow Accounts—The carrying amount is a reasonable estimate of fair value.
Securities—Fair values, excluding FHLB stock, are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.
Loans Held for Sale—The fair value is based on quoted market prices.
Loans Receivable—The fair value of loans is estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
Deposits—The fair value of demand deposits, savings and certain money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using a discounted cash flow calculation that applies interest rates being offered for deposits of similar remaining maturities to a schedule of aggregated expected maturities on such deposits.
Advances from the Federal Home Loan Bank—The fair value of the advances is estimated using a discounted cash flow calculation that applies current Federal Home Loan Bank interest rates for advances of similar maturity to a schedule of remaining maturities of such advances.
Off-Balance Sheet Instruments—Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

Earnings per Share: Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share sets forth computational, presentation and disclosure requirements regarding basic and diluted earnings per share. When presented, basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

In accordance with SOP 93-6, unearned ESOP shares are not considered outstanding for calculating basic and diluted net income per common share and ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation. Under SOP 93-6, ESOP shares that have not been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made, should be considered committed to be released.

Earnings per share data is not presented in these consolidated financial statements prior to the May 20, 2005 mutual holding company reorganization since shares of common stock were not issued until May 20, 2005; therefore, per share information for prior periods is not meaningful.

Segment Information: As a community oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community-banking operations, which constitutes the Company’s only operating segment for financial reporting purposes.

Note 3.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123 (R) replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) is effective for the Company as of January 1, 2006. The adoption of these new rules is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and adds a footnote to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The guidance in this FSP nullifies certain requirements of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and supersedes EITF Abstracts, Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance in this FSP is required to be applied to reporting periods beginning after December 15, 2005. Accordingly, the Company has adopted the provisions of this FSP as of December 31, 2005 which did not have an impact on the Company’s consolidated financial statements.

In December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. The adoption of this FSP did not have a significant impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- an Amendment of FASB Statement No.140, which requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized service assets and liabilities, the Statement will permit an entity to choose either of the following subsequent measurement methods (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. The Statement also requires additional disclosures for all separately recognized servicing rights. The Statement is effective for new transactions occurring and for subsequent measurement in the earlier of the first fiscal year that begins after September 15, 2006. The adoption of these rules is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share for the post conversion period from May 20, 2005 to December 31, 2005 (in thousands except share and per share amounts):

For the Period
from May 20, 2005
to December 31,
2005
Net income	$1,669

Weighted average shares outstanding	19,435,000
Less: Unallocated weighted average ESOP shares	(496,904)
Plus: Committed ESOP Shares	35,186

Basic and Diluted shares	18,973,282

Earnings per share:
Basic and Diluted	$.09

Note 5.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest earning reserves with the Federal Reserve Bank that was offset by the Company’s average vault cash. As of December 31, 2005 and 2004, the Company was required to have cash and liquid assets of approximately $1.0 million and $1.2 million, respectively, to meet these requirements. The Company maintains a compensating balance of $600,000 to partially offset service fees charged by the Federal Reserve Bank. In addition, as of December 31, 2005 and 2004, the Company maintained interest bearing cash equivalents of $1.6 million and $1.3 million, respectively, with a vendor for clearing purposes.

Note 6.	AVAILABLE FOR SALE SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale investment securities at December 31, 2005 and 2004 are as follows:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2005	(In Thousands)
Available for sale:
U.S. Government and agency obligations	$1,974	$—	$1	$1,973
U.S. Government sponsored enterprises	35,999	3	509	35,493
Mortgage-backed securities	57,324	137	1,090	56,371
Corporate debt securities	18,975	127	122	18,980
Other debt securities	984	32	—	1,016

Total debt securities	115,256	299	1,722	113,833

Marketable equity securities	11,456	3,764	245	14,975
Other equity securities	241	—	—	241

	$126,953	$4,063	$1,967	$129,049

At December 31, 2005, the net unrealized gain on securities available for sale of $2.1 million, net of income taxes of $713,000, or $1.4 million, is included in accumulated other comprehensive income.

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2004	(In Thousands)
Available for sale:
U.S. Government and agency obligations	$1,994	$—	$10	$1,984
U.S. Government sponsored enterprises	24,160	11	118	24,053
Mortgage-backed securities	67,290	465	396	67,359
Corporate debt securities	28,384	905	—	29,289
Other debt securities	1,434	72	—	1,506

Total debt securities	123,262	1,453	524	124,191

Marketable equity securities	8,310	3,341	161	11,490
Other equity securities	326	—	—	326

	$131,898	$4,794	$685	$136,007

At December 31, 2004, the net unrealized gain on securities available for sale of $4.1 million, net of income taxes of $1.4 million, or $2.7 million, is included in accumulated other comprehensive income.

The amortized cost and fair value of available for sale debt securities at December 31, 2005 by contractual maturities are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	December 31, 2005
	Amortized Cost	Fair Value
	(In Thousands)
Maturity:
Within 1 year	$19,121	$18,964
After 1 but within 5	37,078	36,757
After 5 but within 10 years	1,263	1,256
After 10 years	470	485

	57,932	57,462

Mortgage-backed securities	57,324	56,371

	$115,256	$113,833

Securities with a fair value of $2.0 million as of both December 31, 2005 and 2004 were pledged to secure public deposits and U.S. Treasury tax and loan payments.

For the years ended December 31, 2005, 2004 and 2003, gross gains of $484,000, $388,000 and $1.6 million, respectively, and gross losses of $160,000, $294,000 and $255,000, respectively, were realized on the sale of available for sale securities.

As of December 31, 2005 and 2004, the Company did not own any investment or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or its agencies, which had an aggregate book value in excess of 10% of the Company’s capital.

The Company had no securities classified as held to maturity or trading at December 31, 2005 and 2004. The Company does not currently use or maintain a trading account.

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at December 31, 2005 and 2004:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2005	(In Thousands)
Available for sale:
U.S. Government and agency obligations	$1,973	$1	$—	$—	$1,973	$1
U.S. Government sponsored enterprises	14,846	154	17,644	355	32,490	509
Mortgage-backed securities	21,423	308	27,032	782	48,455	1,090
Corporate debt securities	5,169	89	467	33	5,636	122

Total debt securities	43,411	552	45,143	1,170	88,554	1,722
Marketable equity securities	5,491	220	354	25	5,845	245

Total	$48,902	$772	$45,497	$1,195	$94,399	$1,967

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2004	(In Thousands)
Available for sale:
U.S. Government and agency obligations	$1,984	$10	$—	$—	$1,984	$10
U.S. Government sponsored enterprises	15,894	118	—	—	15,894	118
Mortgage-backed securities	24,170	275	7,657	121	31,827	396

Total debt securities	42,048	403	7,657	121	49,705	524
Marketable equity securities	1,881	144	80	17	1,961	161

Total	$43,929	$547	$7,737	$138	$51,666	$685

As of December 31, 2005 and 2004, management determined that securities in an unrealized loss position were not other than temporarily impaired based on their evaluation of current market trends, the nature of the investments and industry analysis.

During the year ended December 31, 2004, the Company recorded an other than temporary impairment charge of $223,000 related to a U.S. government sponsored entity preferred stock. The Company’s remaining investment in this security was $777,000 with a unrealized loss of $5,000 at December 31, 2005. The charge was computed using the closing price of the security as of the date of the impairment.

During the year ended December 31, 2003, the Company recorded an other than temporary impairment charge of $287,000 related to auto manufacturing and technology common stocks. The charge was computed using the closing price of the securities as of the dates of the impairments.

Note 7.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the Company’s loan portfolio at December 31, 2005 and 2004 is as follows:

	December 31,
	2005	2004
	(In Thousands)
Real estate loans:
Residential	$557,306	$450,054
Commercial	149,006	136,594
Construction (net of undisbursed portion of $64.1 million and $23.0 million, respectively)	47,105	22,067

	753,417	608,715

Commercial business loans	109,099	88,700
Installment loans	2,793	2,268
Collateral loans	1,326	1,205

Total loans	866,635	700,888

Net deferred loan costs and premiums	1,740	1,732

Allowance for loan losses	(8,675)	(6,371)

Loans—net	$859,700	$696,249

The Company services certain loans for third parties. The aggregate of loans serviced for others approximated $23.1 million and $28.8 million as of December 31, 2005 and 2004, respectively.

At December 31, 2005 and 2004, the unpaid principal balances of loans placed on nonaccrual status were approximately $1.7 million and $1.4 million, respectively. If nonaccrual loans had been performing in accordance with their original terms, the Company would have recorded approximately $59,000, $51,000 and $60,000 in additional interest income during the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, there were no loans contractually past due 90 days or more and still accruing interest except for one $4.9 million United States Department of Agriculture loan outstanding as of December 31, 2005 that was fully guaranteed for its principal and interest, which was repaid in full in January 2006.

The following information relates to impaired loans as of and for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(In Thousands)
Recorded investment in impaired loans for which there is a related allowance for loan losses	$2,280	$2,447	$2,782
Recorded investment in impaired loans for which there is no related allowance for loan losses	—	—	—
Allowance for loan losses related to impaired loans (calculated in accordance with SFAS No.114 and SFAS No.118)	139	6	742

Average recorded investment in impaired loans	1,998	2,588	1,508

Interest income recognized	116	114	66
The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

The Company’s lending activities are conducted principally in Connecticut. The Company grants single-family and multi-family residential loans, commercial loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, residential developments and land development projects.

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and, in most cases, generally extends credit of up to 80% of the market value of the collateral at the date of the credit extension, depending on the borrowers’ creditworthiness and the type of collateral. The market value of the collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Residential and commercial real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower’s ability to generate continuing cash flows. Generally, one-to-four family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. The Company does not make loans with a loan-to-value ratio in excess of 97% for loans secured by single-family homes.

Changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(In Thousands)
Balance, beginning of year	$6,371	$4,971	$5,168
Provision for loan losses	2,700	2,372	2,100
Loans charged-off	(646)	(1,112)	(2,360)
Recoveries of loans previously charged-off	250	140	63

Balance, end of year	$8,675	$6,371	$4,971

In the normal course of business, the Company grants loans to executive officers, directors and other related parties. Changes in loans outstanding to such related parties for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
	(In Thousands)
Balance, beginning of year	$4,295	$3,628
Additional loans	583	1,519
Repayments	(472)	(852)

Balance, end of year	$4,406	$4,295

As of December 31, 2005 and 2004, all related party loans were performing.

Related party loans were made on the same terms as those for comparable loans and transactions with unrelated parties, other than certain mortgage loans which were made to employees with over one year of service with the Company which have rates 0.5% below market.

The balance of capitalized servicing rights, included in other assets at December 31, 2005 and 2004, was $145,000 and $170,000, respectively. No impairment charges related to servicing rights were recognized during the years ended December 31, 2005, 2004 and 2003.

Note 8.	PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2005 and 2004 are summarized as follows:

	December 31,
	2005	2004
	(In Thousands)
Land and improvements	$144	$144
Buildings	9,644	6,724
Furniture and equipment	9,116	8,175
Leasehold improvements	2,507	1,536

	21,411	16,579

Less accumulated depreciation and amortization	10,094	9,197

	$11,317	$7,382

Depreciation and amortization expense was $1.2 million, $1.2 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 9.	DEPOSITS

Deposits at December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
	(In Thousands)
Demand and NOW	$176,561	$166,740
Regular savings	151,551	161,215
Money market and investment savings	98,363	84,789
Club accounts	206	205
Time deposits	334,715	279,549

	$761,396	$692,498

Time deposits in denominations of $100,000 or more were approximately $97.6 million and $73.7 million as of December 31, 2005 and 2004, respectively.

Contractual maturities of time deposits as of December 31, 2005 are summarized below:

(In Thousands)
2006	$251,064
2007	38,000
2008	20,865
2009	12,189
2010	9,515
Thereafter	3,082

$334,715

Deposit accounts of officers, directors, and other related parties aggregated approximately $587,000 and $2.7 million at December 31, 2005 and 2004, respectively.

A summary of interest expense by account type for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
	(In Thousands)
Savings and demand deposits	$2,998	$2,248	$2,405
Time deposits	8,346	6,223	5,692

	$11,344	$8,471	$8,097

Note 10.	FEDERAL HOME LOAN BANK BORROWINGS AND STOCK

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). At December 31, 2005 and 2004, the Bank had access to a pre-approved secured line of credit with the FHLBB of $10.0 million, and the capacity to borrow up to a certain percentage of total assets. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2005 and 2004, there were no advances outstanding under the line of credit.

At December 31, 2005 and 2004, outstanding advances from the FHLBB are as follows:

	December 31,
	2005	2004
	(In Thousands)
Advance at 2.35%, maturing on January 5, 2005	$—	$7,000
Advance at 5.58%, maturing on January 12, 2005	—	5,000
Advance at 4.41%, maturing on May 2, 2005	—	3,000
Advance at 2.79%, maturing on November 22, 2005	—	2,000
Advance at 4.06% maturing on January 3, 2006	17,000	—
Advance at 5.74%, maturing on January 12, 2006	5,000	5,000
Advance at 4.69%, maturing on August 15, 2006	5,000	5,000
Advance at 3.41%, maturing on July 9, 2007	5,000	5,000
Advance at 3.55%, maturing on November 23, 2007	2,000	2,000
Advance at 5.52%, maturing on May 8, 2008	5,000	5,000
Advance at 2.77%, maturing on May 27, 2008	5,000	5,000
Advance at 5.61%, maturing on July 30, 2008	5,000	5,000
Advance at 3.84%, maturing on August 6, 2008	5,000	5,000
Advance at 3.86%, maturing on October 31, 2008	10,000	10,000
Advance at 3.80%, maturing on January 9, 2009	7,000	7,000
Advance at 4.10%, maturing on July 9, 2009	7,000	7,000
Advance at 4.18%, maturing on November 23, 2009	2,000	2,000
Advance at 3.30%, maturing on May 27, 2010	5,000	5,000
Advance at 4.28%, maturing on August 11, 2010	5,000	5,000
Advance at 6.47%, maturing on September 8, 2010	867	1,015
Advance at 4.95%, maturing on December 20, 2010	10,000	10,000
Advance at 4.52%, maturing on August 8, 2011	5,000	5,000
Advance at 4.15%, maturing on October 3, 2011	5,000	5,000
Advance at 4.57%, maturing on August 20, 2012	8,000	—
Advance at 4.60%, maturing on October 1, 2012	5,000	—
Advance at 4.75%, maturing on November 23, 2012	2,000	2,000
Advance at 3.89%, maturing on May 28, 2013	5,000	5,000

	$130,867	$118,015

The Bank is required to maintain an investment in capital stock of the FHLBB in an amount equal to 4.5% of its outstanding advances. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the FHLBB.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
FHLB Advances:
Maximum amount of advances outstanding at any month end during the year	$131,104	$128,062	$115,230
Average advances outstanding during the year	122,828	106,134	105,703
Balance outstanding at end of year	130,867	118,015	105,153
Weighted average interest rate during the year	4.21%	4.33%	4.64%
Weighted average interest rate at the end of year	4.29%	4.21%	4.42%

Note 11.	BENEFIT PLANS

Pension and Other Post-Retirement Benefits: The Company sponsors a noncontributory defined benefit pension plan (the “Pension Plan”) covering all full-time employees hired before January 1, 2005. Participants become 100% vested after five years of employment of vesting service. The Company’s funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes, while meeting the minimum funding standards established by the ERISA.

The Company uses October 1 as the measurement date for its pension plan and January 1 for its post-retirement benefit plan.

In January 2004, the Company entered into a supplemental retirement agreement with an executive officer of the Bank. Additionally, effective December 1, 2004, the Bank adopted the Supplemental Executive Retirement Plan (the “SERP”) covering two designated executive officers of the Company. The SERP provides the two designated officers with a retirement benefit equal to 70% of their respective average annual earnings, as defined.

The Company also has supplemental retirement plans (the “Supplemental Plans”) that provide benefits for certain key executive officers. The Supplemental Plans provide restorative payments to certain executives who are prevented from receiving the full benefits contemplated by the tax-qualified Retirement Plan, 401(k) Plan and Employee Stock Ownership Plan. Benefits under the Supplemental Plans are based on a predetermined formula. The benefits under the Supplemental Plans are reduced by other employee benefits. The liability arising from the Supplemental Plans is being accrued over the participants’ remaining periods of service so that at the expected retirement dates, the present value of the annual payments will have been expensed.

The aggregate accumulated benefit obligation for the Supplemental Plans was $3.3 million and $2.0 million as of December 31, 2005 and 2004, respectively and is not funded. The aggregate accumulated benefit obligation for the pension and supplemental executive retirement plans exceeded plan assets for the plan year ended December 31, 2003.

The Company also provides an unfunded post-retirement medical, health and life insurance benefit plan for retirees and employees hired prior to March 1, 1993.

The amounts related to the Pension Plan, Supplemental Plans and the SERPs are reflected in the tables that follow as “Pension Plans”.

Obligations and Funded Status
Following is information regarding the changes in benefit obligations, changes in plan assets, funded status and amounts recognized as of and for the years ended December 31, 2005, 2004 and 2003.

Change in Benefit Obligation

	Pension Plans			Post-Retirement Benefits
	Years Ended			Years Ended
	Pension Plans			Post-Retirement Benefits
	2005	2004	2003	2005	2004	2003
	(In Thousands)
Benefit obligation at beginning of year	$11,790	$8,035	$6,714	$1,643	$1,731	$1,355
Service cost	850	584	440	9	7	10
Interest cost	739	570	468	80	97	105
Amendments	637	(563)	—	105	—	—
Actuarial (gain) loss	1,821	1,386	751	(67)	(70)	369
Benefits paid	(251)	(224)	(231)	(78)	(122)	(108)
Unrecognized prior service cost	—	2,002	—	—	—	—
Settlements	—	—	(107)	—	—	—

Benefit obligation at end of year	$15,586	$11,790	$8,035	$1,692	$1,643	$1,731

Change in Plan Assets

	Pension Plans			Post-Retirement Benefits
	2005	2004	2003	2005	2004	2003
	(In Thousands)
Fair value of plan assets at beginning of year	$7,102	$5,301	$4,241	$—	$—	$—
Actual return on plan assets	898	494	484	—	—	—
Settlements	—	—	(108)	—	—	—
Employer contributions	3,881	1,531	915	78	121	108
Benefits paid	(251)	(224)	(231)	(78)	(121)	(108)

Fair value of plan assets at end of year	$11,630	$7,102	$5,301	$—	$—	$—

Funded Status

	Pension Plans			Post-Retirement Benefits
	As of December 31,			As of December 31,
	2005	2004	2003	2005	2004	2003
	(In Thousands)
Funded status	$(3,956)	$(4,688)	$(2,733)	$(1,692)	$(1,643)	$(1,731)
Unrecognized net actuarial losses	5,721	4,295	3,256	588	751	897
Unrecognized prior service costs (benefits)	1,321	1,306	93	105	(2)	(60)
Amount contributed between measurement date and year end	—	2,900	—	—	—	—

Net amount recognized	$3,086	$3,813	$616	$(999)	$(894)	$(894)

Net amount recognized in the accompanying consolidated statements of condition consists of:

	Pension Plans		Post-Retirement Benefits
	As of December 31,		As of December 31,
	2005	2004	2005	2004
	(In Thousands)
Other assets	$5,846	$3,538	$—	$—
Deferred tax asset	173	785	—	—
Accrued expenses and other liabilities	(3,268)	(2,034)	(999)	(894)
Accumulated other comprehensive income, net of tax	335	1,524	—	—

Net amount recognized	$3,086	$3,813	$(999)	$(894)

Information for accumulated benefit obligation in excess of the plan assets:

	Pension Plans		Post-Retirement Benefits
	As of December 31,		As of December 31,
	2005	2004	2005	2004
	(In Thousands)
Projected benefit obligation	$15,586	$11,790	$—	$—
Accumulated benefit obligation	13,104	10,283	1,692	1,643
Fair value of Pension Plan assets	11,630	7,102	—	—

Components of Net Periodic Benefit Cost

	Pension Plans			Post-Retirement Benefits
	2005	2004	2003	2005	2004	2003
	(In Thousands)
Service cost	$850	$584	$440	$9	$7	$10
Interest cost	739	570	468	80	97	105
Expected return on plan assets	(838)	(473)	(415)	—	—	—
Amortization of net actuarial losses	335	327	224	46	75	102
Amortization of prior service cost (benefits)	622	226	10	(2)	(58)	(58)

Net periodic benefit cost	$1,708	$1,234	$727	$133	$121	$159

Assumptions
Weighted-average assumptions used to determine pension benefit obligations at December 31,

	2005	2004	2003
Discount rate	6.00%	6.00%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%
Weighted average assumptions used to determine net benefit pension expense for the years ended December 31,

	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%
Expected long-term rate of return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%
The expected long-term rate of return is based on the actual historical rates of return of published indices that are used to measure the plans’ target assets allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

Assumed Healthcare Trend Rates

The Company’s accumulated post-retirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., healthcare cost trend rate) is assumed to be 9% at December 31, 2005, 2004 and 2003, decreasing gradually to a rate of 4.5% at December 31, 2009. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in the assumed healthcare cost trend rate would have the following effects (dollars in thousands):

	1%	1%
	Increase	Decrease
Effect on post-retirement benefit obligation	$171	$(146)
Effect on total service and interest	9	(7)

Plan Assets
The Company’s pension plan weighted-average asset allocations at December 31, 2005, 2004 and 2003, by asset category are as follows:

Asset Category	2005	2004	2003
Equity securities	61%	62%	67%
Debt securities	36	36	33
Real estate	3	2	—

Total	100%	100%	100%

The Company’s investment goal is to obtain a competitive risk adjusted return on the pension plan assets commensurate with prudent investment practices and the plan’s responsibility to provide retirement benefits for its participants, retirees and their beneficiaries. The Plan’s asset allocation targets are strategic and long-term in nature and are designed to take advantage of the risk reducing impacts of asset class diversification.

Plan assets are periodically rebalanced to their asset class targets to reduce risk and to retain the portfolio’s strategic risk/return profile. Investments within each asset category are further diversified with regard to investment style and concentration of holdings.
Contributions
The Company contributed $981,000 to the Pension Plan during the year ended December 31, 2005. The Company does not plan to contribute to the Pension Plan in 2006. The Company expects to begin funding the supplemental retirement agreements and the SERPs in 2007.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension
	Plan	Post-Retirement Benefits
	(In Thousands)
2006	$375	$103
2007	465	107
2008	549	111
2009	564	118
2010	931	116
Years 2011-2015	5,422	608
Phantom Stock Plan: Effective January 1, 2004, the Company adopted the Rockville Bank Phantom Stock Plan (the “Plan”), a non-qualified deferred compensation agreement that provided for benefits for certain executive officers and directors of the Bank. The Plan was amended and terminated on December 13, 2005. The Plan created hypothetical or “phantom” shares valued in accordance with independent appraisals of Rockville Bank. If the value of a phantom share increased from year to year, the participants in the Plan earned a benefit, subject to vesting requirements, equivalent to the increase in value of the phantom shares allocated to their accounts; however, the value of a participant’s phantom shares could not increase more than 20% nor decrease more than 10% in any one year. The Plan provided for an “Option” type of phantom share and a “Retirement” type. Any increase in value of an Option phantom share awarded under the Plan was to be paid in a lump sum on the fifth anniversary of the grant of such phantom share. The Retirement phantom shares were to be paid upon retirement subject to vesting requirements.

The Plan was amended on December 13, 2005 to provide for a 7% appreciation in the value of the participants’ accounts for 2005, provide for an additional retirement award equal to 50% of the total appreciation in all Option phantom shares awarded since the effective date of the Plan which was allocated in equal shares to all Directors participating in the Plan, fully vest the Retirement phantom shares of all participants, provide for 50% vesting of the Option phantom shares of all participants and distribute the Plan benefits in an aggregate amount of $1.5 million to the participants. During the years ended December 31, 2005 and 2004, the Company recorded $505,000 and $966,000, respectively, for compensation expense related to the Plan.

401(k) Plan: The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested instead of the matching contribution provided to participants of the 401(k) Plan. The Company contributed $222,000, $142,000 and $127,000 to the plan for the years ended December 31, 2005, 2004 and 2003, respectively.

Employee Stock Ownership Plan: As part of the reorganization and stock offering completed in 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees of the Bank, and authorized the Company to lend the funds to the ESOP to purchase 699,659 or 3.6% of the shares issued in the initial public offering. Upon conversion, the ESOP borrowed $4.4 million from the Company to purchase 437,287 shares of common stock. Additional shares of 203,072 were subsequently purchased by the ESOP in the open market at a cost of $2.7 million with additional funds borrowed from the Company. The Bank intends to make annual contributions to the ESOP that will be adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP.

The interest rate for the ESOP loan is the prime rate plus one percent, or 8.25% as of December 31, 2005. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of December 31, 2005 the outstanding principal and interest due was $6.2 million and principal payments of $861,000 have been made on the loan since inception.

ESOP expense for the year ended December 31, 2005 was $913,000. At December 31, 2005, there were 69,477 allocated, 488 unallocated and 570,394 unreleased ESOP shares and the unreleased shares had an aggregate fair value of $7.5 million.

Note 12.	INCOME TAXES

The components of the income tax provision (benefit) for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(In Thousands)
Current	$3,208	$1,059	$2,415
Deferred	(1,675)	451	252

Total provision for income taxes	$1,533	$1,510	$2,667

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	December 31,
	2005	2004
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$2,949	$2,233
Contribution carryforwards	1,024	—
Investment losses	550	802
Minimum pension liability	173	785
Phantom stock liability	—	328
Postretirement benefits	366	304
Supplemental executive retirement plan benefits	390	—
Supplemental savings and retirement plan	84	—
Other	289	159

Gross deferred tax assets	5,825	4,611

Deferred tax liabilities:
Unrealized gains on securities	(713)	(1,397)
Prepaid pension expense	(1,505)	(1,381)
Premises and equipment	(106)	(192)
Other	(84)	(35)

Gross deferred tax liabilities	(2,408)	(3,005)

Net deferred tax asset	$3,417	$1,606

Undivided profits at December 31, 2005 includes a contingency reserve for loan losses of approximately $1.2 million which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income, and, if the reserve is used for purposes other than to absorb losses on loans, a Federal income tax liability could be incurred. It is not anticipated that the Company will incur a Federal income tax liability relating to this reserve balance, and accordingly, deferred income taxes of approximately $408,000 at December 31, 2005 have not been recognized.

Effective for taxable years commencing after December 31, 1998, financial services institutions doing business in Connecticut are permitted to establish a “passive investment company” (“PIC”) to hold and manage loans secured by real property. PICs are exempt from Connecticut corporation business tax, and dividends received by the financial services institutions from PICs are not taxable. In January 1999, the Bank established a PIC as a wholly-owned subsidiary and transferred a portion of its residential mortgage loan portfolio from the Bank to the PIC. A substantial portion of the Company’s interest income is now derived from the PIC, a state tax-exempt entity, and accordingly, there is no provision for state income taxes subsequent to January 1999.

The Company’s ability to continue to realize the tax benefits of the PIC is subject to the PIC continuing to comply with all statutory requirements related to the operations of the PIC. The Company believes it is in compliance with such requirements.

For the years ended December 31, 2005, 2004 and 2003, a reconciliation of the anticipated income tax provision (computed by applying the Federal statutory income tax rate of 34% to income before income tax expense), to the provision for income taxes as reported in the statements of incomes is as follows:

	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
Provision for income tax at statutory rate	$1,686	$1,686	$2,978
Increase (decrease) resulting from:
Increase in cash surrender value of Bank Owned Life Insurance	(110)	(99)	—
Dividend received deduction	(65)	(38)	(35)
Cash surrender value on supplemental executive retirement plans	—	(22)	—
Tax exempt interest and disallowed interest expense	(22)	(24)	(27)
Director life insurance	—	—	(18)
Tax exempt gain on securities contributed to Rockville Bank Foundation, Inc.	—	—	(232)
Excess book basis of Employee Stock Ownership Plan	44	—	—
Other, net	—	7	1

	$1,533	$1,510	$2,667

Note 13.	COMMITMENTS AND CONTINGENCIES

Leases: The Company leases certain of its branch offices under operating lease agreements which contain renewal options for periods up to fifteen years. In addition to rental payments, the branch leases require payments for executory costs.

Future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows as of December 31, 2005:

(In Thousands)
2006	$434
2007	332
2008	264
2009	160
Thereafter	77

$1,267

The Company also leases certain equipment under non-cancelable operating leases which have insignificant future minimum rental commitments. Total rental expense charged to operations for all cancelable and non-cancelable operating leases approximated $527,000, $479,000 and $325,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Employment and Change in Control Agreements: The Bank and the Company entered into an employment agreement with the Bank’s President and Chief Executive Officer ending December 31, 2009, which may be extended by agreement to December 31, 2010. An employment agreement was also entered into with the Bank’s Chief Operating Officer and was extended by the agreement of all parties on March 30, 2006 to December 31, 2007. The Bank has also entered into three-year employment agreements with its remaining Executive Officers, (each, an “Executive Officer”), which expire on December 31, 2007 and will be extended on an annual basis unless written notice of non-renewal is given by the Human Resources Committee. The employment agreements generally provide for a base salary and the continuation of certain benefits currently received and are reviewed annually by the Human Resources Committee. Under certain specified circumstances, the employment agreements require certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations. If the Bank chooses to terminate these employment agreements for reasons other than cause, or if the Executive Officer resigns from the Bank after specified circumstances that would constitute good reason, as defined in the employment agreement, or, if the Executive Officer dies, his or her beneficiary, would be entitled to receive a severance benefit in the amount of three times the sum of his or her base salary and his or her potential annual incentive compensation for the year of termination or, if higher, his or her actual annual incentive compensation for the year prior to the year of termination, payable in monthly installments over the 36 months following termination. In addition, the Executive Officer will be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. If the Executive Officer elects to continue his or her health plan coverage under COBRA, the Bank will pay the Executive Officer on a monthly basis the after-tax cost of such COBRA coverage. In consideration for the compensation and benefits provided under their employment agreement, the Executive Officers are prohibited from competing with the Bank and the Company during the term of the employment agreements and for a period of two years following termination of employment for any reason

The Bank and the Company has also entered into change in control agreements with four additional senior officers (each, an “Officer”). Each change in control agreement had an initial term ending December 31, 2005, which term was automatically extended January 1, 2006 and will be extended on each January 1st thereafter for one additional year unless written notice is given by either party; provided, however, that no such notice by the Bank or the Company will be effective if a change of control or potential change in control has occurred prior to the date of such notice. If, following a change in control of the Bank or the Company, the Officer’s employment is terminated without cause, or the Officer voluntarily resigns upon the occurrence of circumstances specified in the agreements constituting good reason, the Officer will receive a severance payment under the agreement equal to two times the sum of the Officer’s annual base salary and their potential annual incentive compensation for the year of termination or, if higher, their actual annual incentive compensation for the year prior to the year of termination. The Officer will also be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. The Bank will also provide the Officer with a cash allowance for outplacement assistance in the amount of 20% of their annual base salary and annual incentive compensation taken into account for purposes of calculating the severance payment described above for expenses incurred during the 24 months following termination of employment. If the Officer elects to continue health plan coverage under COBRA, the Bank will pay on a monthly basis the after—tax cost of such COBRA coverage.

The Bank and the Company has also entered into change in control and restrictive covenant agreements with five lending officers (each a “Lending Officer”). Each change in control and restrictive covenant agreement had an initial term ending December 31, 2005, and was extended on January 1 and will be extended annually thereafter for one additional year unless written notice is given by either party; provided, however, that no such notice by the Bank or the Company will be effective if a change in control or potential change in control has occurred prior to the date of such notice. If, following a change in control of the Bank or the Company, the Lending Officer’s employment is terminated without cause, or the Lending Officer voluntarily resigns upon the occurrence of circumstances specified in the agreements constituting good reason, the Lending Officer will receive a severance payment under the agreement equal to two times the sum of the Lending Officer’s annual base salary and their potential annual incentive compensation for the year of termination or, if higher, their actual annual incentive compensation for the year prior to the year of termination. The Lending Officer will also be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. The Bank will also provide the Lending Officer with a cash allowance for outplacement assistance in the amount of 20% of their annual base salary and annual incentive compensation taken into account to calculate the severance payment described above for expenses incurred during the 24 months following termination of employment. If the Lending Officer elects to continue health plan coverage under COBRA, The Bank will pay on a monthly basis the after-tax cost of such COBRA coverage.

Change in Control Severance Plan

The Bank and the Company adopted a Change in Control Severance Plan to provide benefits to eligible employees upon a change in control of the Bank or the Company. Eligible employees are those with a minimum of one year of service with the Bank as of the date of the change in control. Generally, all eligible employees, other than officers who will enter into separate employment or change in control or change in control and restrictive covenant agreements with the Bank and the Company, will be eligible to participate in the plan. Under the plan, if a change in control of the Bank or the Company occurs, eligible employees who are terminated, or who terminate employment upon the occurrence of events specified in the plan, within 24 months of the effective date of the change in control, will be entitled to 1/26th of the sum of the employee’s annual base salary and his or her potential annual incentive compensation for the year of termination or, if higher, his or her actual annual incentive compensation for the year prior to the year of termination, multiplied by the employee’s total years of service with the Bank. Subsidized COBRA coverage will also be made available to such employees for a period of weeks equal to the employee’s years of service with the Bank multiplied by two.

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.
Financial Instruments With Off-Balance Sheet Risk
In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and undisbursed portions of construction loans and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral obligations as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(In Thousands)
Commitments to extend credit:
Future loan commitments	$51,964	$25,046
Undisbursed construction loans	64,143	22,993
Undisbursed home equity lines of credit	82,119	59,229
Undisbursed commercial lines of credit	17,127	44,049
Standby letters of credit	10,107	4,121
Unused checking overdraft lines of credit	98	71

	$225,558	$155,509

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include residential and commercial property, accounts receivable, inventory, property, plant and equipment, deposits, and securities.

Note 14.	REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, 2004 and 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since then that management believes have changed the Bank’s category.

The following is a summary of the Bank’s regulatory capital amounts and ratios as December 31, 2005 and 2004 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy. Also included is a summary of Rockville Financial, Inc.’s regulatory capital and ratios as of December 31, 2005. The December 31, 2004 data is not relevant as the reorganization of the Company was completed on May 20, 2005. Prior to the reorganization, the ratios for the Bank were the same as Charter Oak Community Bank Corp.:

			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Rockville Bank
December 31, 2005
Total capital to risk weighted assets	$117,882	15.5%	$60,842	8.0%	$76,053	10.0%
Tier I capital to risk weighted assets	108,898	14.3	30,461	4.0	45,692	6.0
Tier I capital to total average assets	108,898	10.6	41,094	4.0	51,367	5.0

Rockville Bank:
December 31, 2004
Total capital to risk weighted assets	$69,509	11.8%	$47,125	8.0%	$58,906	10.0%
Tier I capital to risk weighted assets	62,942	10.7	23,530	4.0	35,295	6.0
Tier I capital to total average assets	62,942	7.3	34,489	4.0	43,111	5.0

Rockville Financial, Inc.:
December 31, 2005
Total capital to risk weighted assets	$156,000	20.4%	$61,176	8.0%	$76,471	10.0%
Tier I capital to risk weighted assets	147,016	19.3	30,470	4.0	45,704	6.0
Tier I capital to total average assets	147,016	14.3	41,123	4.0	51,404	5.0
The Company is also considered to be well capitalized under the regulatory framework specified by the Federal Reserve. Actual and required ratios are not substantially different from those shown above.

Connecticut law restricts the amount of dividends that the Bank can pay based on earnings for the current year and the preceding two years. As of December 31, 2005, $13.0 million was available for the payment of dividends.

In accordance with Connecticut banking regulations, the Bank has established two liquidation accounts (the “Liquidation Accounts”) for the benefit of its deposit account holders at, respectively, the time of (1) the Bank’s conversion in 1997 from a mutual savings bank to a stock savings bank, and (2) the reorganization in 2005 of the Bank’s single-tier mutual holding company to its current structure with the Company as a mid-tier holding company with public stockholders. Each of the Liquidation Accounts was established in an amount, respectively, equal to the Bank’s equity capital as of the latest practicable date prior to each of the above events, and each Liquidation Account will be maintained for ten (10) years from its establishment. Each of the Liquidation Accounts is divided into sub-accounts representing the respective amounts of the holders’ deposit accounts at the time of the establishment of the amount of each Liquidation Account. Each of the Liquidation Accounts is reduced in amount annually, as of the end of the Bank’s fiscal year, to reflect any reduction in the balance in any deposit sub-account at that time from the balance at the time of the previous measurement. Sub-account balances, and accordingly the amount of each Liquidation Account, will never increase irrespective of any increase in the balances in the respective deposit accounts. The function of the Liquidation Accounts is to establish priorities for the distribution of the Bank’s assets among its depositors and the Company’s stockholders in the unlikely event of the Bank’s complete liquidation, and their function shall not operate to restrict the use or application of the equity capital of the Company.

15.	OTHER COMPREHENSIVE INCOME

Accumulated comprehensive income (loss) is comprised of the following at December 31, 2005 and 2004:

	2005	2004
	(In Thousands)
Net unrealized gain on available for sale securities, net of taxes	$1,383	$2,712
Additional minimum pension liability, net of taxes	(336)	(1,524)

	$1,047	$1,188

Other comprehensive income (loss) is as follows for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31, 2005
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In Thousands)
Unrealized losses arising during the year	$(2,337)	$794	$(1,543)
Add reclassification adjustment for net gain from sale of securities recognized in net income	324	(110)	214

Unrealized losses on available-for-sale securities	(2,013)	684	(1,329)
Decrease in minimum pension liability	1,800	(612)	1,188

Total	$(213)	$72	$(141)

	Year Ended December 31, 2004
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In Thousands)
Unrealized losses arising during the year	$(1,487)	$506	$(981)
Add reclassification adjustment for net gain from sale of and other than temporary impairment of securities recognized in net income	(129)	44	(85)

Unrealized losses on available-for-sale securities	(1,616)	550	(1,066)
Decrease in minimum pension liability	311	(85)	226

Total	$(1,305)	$465	$(840)

	Year Ended December 31, 2003
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In Thousands)
Unrealized losses arising during the year	$1,250	$(425)	$825
Add reclassification adjustment for net gain from sale of and other than temporary impairment of securities recognized in net income	1,011	(344)	667

Unrealized losses on available-for-sale securities	2,261	(769)	1,492
Decrease in minimum pension liability	(587)	200	(387)

Total	$1,674	$(569)	$1,105

Note 16.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

Financial Accounting Standards Board Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statements of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot by substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 2005 or 2004. The estimated fair value amounts for 2005 and 2004 have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to those respective reporting dates may be different than the amounts reported at each year end.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other banks may not be meaningful.

As of December 31, 2005 and 2004, the recorded book balances and estimated fair values of the Company’s financial instruments were:

	December 31,
	2005		2004
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$23,611	$23,611	$22,100	$22,100
Available for sale securities	129,049	129,049	136,007	136,007
Loans receivable—net	859,700	851,152	696,249	703,091
FHLBB stock	8,498	8,498	7,412	7,412
Accrued interest receivable	3,777	3,777	3,013	3,013

Financial liabilities:
Regular savings	151,551	151,551	161,215	161,215
Money market and investment savings	98,363	91,255	84,789	79,260
Demand and NOW	176,561	176,561	166,740	166,740
Club accounts	206	206	205	205
Time deposits	334,715	335,858	279,549	283,091
Mortgagors’ and investors’ escrow accounts	4,794	4,794	3,979	3,979
Advances from FHLBB	130,867	128,311	118,015	118,807
Off-Balance Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2005 and 2004.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 17.	PARENT COMPANY FINANCIAL INFORMATION

The parent company, Rockville Financial, Inc., a state-chartered mid-tier stock holding company was formed on December 17, 2004 to reorganize Charter Oak Community Bank Corp. from a state-chartered mutual holding company to a state-chartered two-tier mutual and stock holding company. It was inactive until it began operations on May 20, 2005 following the completion of the reorganization and the minority stock issuance. The following represents the Parent Company’s condensed statement of income as of December 31, 2005 and condensed statements of income and cash flows for the period May 20, 2005 through December 31, 2005 and should be read in conjunction with the consolidated financial statements and related notes:
Condensed Statement of Condition

December 31,
2005
(In Thousands)
Assets:
Cash and due from banks	$36,777
Accrued interest receivable	26
Deferred tax asset-net	1,024
Investment in Rockville Bank	112,787
Other assets	324

Total Assets	$150,938

Liabilities and Capital:
Accrued expenses and other liabilities	$33
Shareholders’ equity	150,905

Total	$150,938

Condensed Statement of Income

For the period
May 20, 2005 to
December 31,
2005
(In Thousands)
Interest and dividend income:
Interest on investments	$258

Net interest income	258

Noninterest expenses:
Contribution to Rockville Bank Community Foundation, Inc.	3,887
Other	121

Total noninterest expense	4,008

Loss before tax benefit and equity in undistributed net income of Rockville Bank	3,750
Income tax benefit	(1,275)

Loss before equity in undistributed net income of Rockville Bank	(2,475)
Equity in undistributed net income of Rockville Bank	5,901

Net income	$3,426

Condensed Statement of Cash Flows

For the period
May 20 through
December 31,
2005
(In Thousands)
Cash flows from operating activities
Net income	$3,426
Adjustments to reconcile net income to net cash provided by operating activities
Contribution to Rockville Bank Community Foundation, Inc.	3,950
Undistributed income of Rockville Bank	(5,901)
Distribution of ESOP shares	913
Increase in deferred tax benefit	(1,024)
Net change in assets and liabilities:
Accrued interest receivable	(26)
Other assets	(325)
Accrued expenses and other liabilities	33

Net cash provided by operating activities	1,046

Cash flows from investing activities
Capital investment in Rockville Bank	(38,500)

Net cash used in investing activities	(38,500)

Cash flows from financing activities
Net proceeds from common stock offering	81,299
Acquisition of common stock by ESOP	(7,068)

Net cash provided by financing activities	74,231

Net increase in cash and cash equivalents	36,777
Cash and cash equivalents-Beginning of period	—

Cash and cash equivalents-End of year	$36,777

Supplemental disclosures of cash flow information:
Cash paid for interest	–
Cash paid for income taxes	$1,850
     As of December 31, 2005, the Company had not engaged in any business activities other than owning the common stock of Rockville Bank.

Note 18. SELECTED QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED):
     The following table presents quarterly financial information of the Company for the years ended December 31, 2005 and 2004:

	For the three months ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 31,	June 30,	March 31,
	2005	2005	2005	2005	2004	2004	2004	2004
	(In Thousands)
Interest and dividend income	$13,553	$12,238	$11,791	$11,018	$10,666	$9,922	$9,316	$8,910
Interest expense	4,855	4,084	3,808	3,767	3,667	3,382	3,020	3,001

Net interest income	8,698	8,154	7,983	7,251	6,999	6,540	6,296	5,909
Provision for loan losses	650	450	850	750	550	795	525	502

Net interest income after provision for loan losses	8,048	7,704	7,133	6,501	6,449	5,745	5,771	5,407
Noninterest income	1,102	1,088	991	895	942	630	898	713
Contributions to Rockville Community Bank Foundation	—	—	3,887	—	—	—	—	—
Other noninterest expense	6,566	6,023	5,908	6,119	5,649	5,232	5,797	4,918

Income (loss) before income taxes	2,584	2,769	(1,671)	1,277	1,742	1,143	872	1,202
(Provision for) benefit from income taxes	(772)	(881)	480	(360)	(534)	(344)	(266)	(366)

Net income (loss)	$1,812	$1,888	$(1,191)	$917	$1,208	$799	$606	$836

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure as defined in Item 304 of Regulation S-K.
Item 9A. Controls and Procedures

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

Changes in Internal Controls: During the year under report, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Part III
Item 10. Directors and Executive Officers of the Registrant
Shared Management Structure:
The directors of Rockville Financial, Inc. are the same persons who are the directors of Rockville Bank. There are four executive officers of Rockville Financial, Inc., each of whom is also an executive officer of Rockville Bank. Although there are no present plans to do so, both Rockville Financial, Inc. and Rockville Bank may choose to elect additional or different persons as directors and executive officers in the future. We expect that Rockville Financial, Inc. and Rockville Bank will continue to have four common executive officers until there is a business reason to establish separate management structures. All of the directors of the Company, other than Mr. McGurk, satisfy applicable SEC and NASDAQ independence requirements.

Members of the Board of Directors as of December 31, 2005:

	Director		Term to
	Age(1)	Since(2)	Expire
Michael A. Bars Mr. Bars is a partner with the law firm of Kahan, Kerensky & Capossela, LLP, a general practice law firm located in Vernon, Connecticut.	50	2003	2008
C. Perry Chilberg Mr. Chilberg is the Vice President and majority owner of Bergson Tire, Co., Inc., an automotive tire retail business and a manufacturer of truck tire retreads, located in Ellington, Connecticut.	57	1999	2007
David A. Engelson Mr. Engelson was, for nineteen years, the Supervisory Principal of Center Road Elementary School, located in Vernon, Connecticut, until he retired in 2002. He is currently an Executive Director of Hockanum Valley Community Council, Inc., a social service agency, located in Vernon, Connecticut.	62	1998	2006
Albert J. Kerkin, Jr. Mr. Kerkin, Chairman of the Board, was, for 10 years, the Superintendent of Schools for Vernon, until he retired in 1992.	72	1992	2006
Raymond H. Lefurge, Jr. Mr. Lefurge is a certified public accountant. He is a partner with the tax and auditing services firm of Lefurge & Gilbert, PC, CPAs, located in Vernon, Connecticut, where he also holds the position of President.	56	2003	2009
Stuart E. Magdefrau Mr. Magdefrau is a certified public accountant, practicing with the firm of Magdefrau Renner & Ciaffaglione LLC, CPAs, located in Vernon, Connecticut. He was the founding partner of the firm.	51	1995	2009
Thomas S. Mason Mr. Mason was, for over thirty years, the owner, President and Treasurer of L. Bissell and Son Inc., an insurance agency, located in Rockville, Connecticut, until he retired in 1995.	66	1989	2008

	Director		Term to
	Age(1)	Since(2)	Expire
William J. McGurk
Mr. McGurk joined Rockville Bank in 1980, as President and Chief Executive Officer. In 1981, Mr. McGurk was elected to the Board of Directors. He has over twenty-five years of commercial and thrift banking experience with Rockville Bank. He has extensive experience in the areas of retail and business lending, retail banking, asset management and marketing.	64	1981	2009
Peter F. Olson
Mr. Olson, is the owner of Ladd & Hall Co., Inc., a privately held retail furniture company located in Rockville, Connecticut.	65	1980	2008
Betty R. Sullivan
Ms. Sullivan, Vice Chairman of the Board, held various offices at Rockville Bank, including Vice President and Senior Lending Officer until she retired in 1999.	72	1999	2007

(1)	As of December 31, 2005.

(2)	The reported date is the date the individual became a director of Rockville Bank, prior to the May 20, 2005 reorganization creating its current holding company structure.
Information about Executive Officers:
Executive Officers of Rockville Financial, Inc.:
The following individuals are the executive officers of Rockville Financial, Inc. and hold the offices set forth below opposite their names.

Name	Age(1)	Position
William J. McGurk	64	President and Chief Executive Officer
Joseph F. Jeamel, Jr.	66	Executive Vice President
Gregory A. White	41	Senior Vice President, Chief Financial Officer and Treasurer
Judy Keppner	47	Secretary

(1)	As of December 31, 2005.
The executive officers of Rockville Financial, Inc. are elected annually and hold office until their respective successors have been elected or until death, resignation, retirement or removal by the Board of Directors.
Executive Officers of Rockville Bank:
The following individuals are the executive officers of Rockville Bank and hold the offices set forth below opposite their names:

Name	Age(1)	Position
William J. McGurk	64	President and Chief Executive Officer
Joseph F. Jeamel, Jr.	66	Chief Operating Officer
Gregory A. White	41	Senior Vice President, Chief Financial Officer and Treasurer
Charles J. DeSimone, Jr.	62	Senior Vice President, Senior Lending Officer
Richard Trachimowicz	51	Senior Vice President, Retail Banking Officer
Kristen A. Johnson	39	Senior Vice President, Human Resources and Organizational Development Officer
Ratna Ray	59	Senior Vice President, Chief Informational Officer
Laurie A. Rosner	41	Senior Vice President, Marketing and Administrative Services Officer

(1)	As of December 31, 2005.
The executive officers of Rockville Bank are elected annually and hold office until their respective successors have been elected or until death, resignation, retirement or removal by the Board of Directors.

Biographical Information of Executive Officers of Rockville Bank Who Are Not Directors:
Joseph F. Jeamel, Jr., Chief Operating Officer, joined Rockville Bank in October 1990. Mr. Jeamel served as Senior Vice President and Chief Financial Officer until December 2003 when he was promoted to Executive Vice President. In 2005, he was promoted to his current position.
Gregory A. White, Senior Vice President, Chief Financial Officer and Treasurer, joined Rockville Bank in December 2003. Mr. White is a Chartered Financial Analyst and has previously served as Vice President at Federal Home Loan Bank of Boston, Vice President at Webster Bank and Senior Vice President at Mechanics Savings Bank.
Charles J. DeSimone, Jr., Senior Vice President, Senior Loan Officer of Rockville Bank. Mr. DeSimone has held these positions since December 2002, when he first joined Rockville Bank. Prior to December 2002, he served as the Senior Vice President and Chief Credit Officer at Southington Savings Bank located in Southington, Connecticut.
Kristen A. Johnson, Senior Vice President, Human Resources and Organizational Development Officer, joined Rockville Bank in December 1996. She has also served as Human Resources and Administrative Services Officer for the Bank.
Ratna Ray, Senior Vice President, Chief Information Officer, joined Rockville Bank in September 1994. Prior to 1994, Ms. Ray served as Systems Coordinator for Derby Savings Bank and Operations and MIS Officer for Burritt Interfinancial Bancorp in New Britain, Connecticut.
Laurie A. Rosner, Senior Vice President, Marketing and Administrative Services Officer, joined Rockville Bank in July 1991. She has served in various positions at Rockville Bank, including Assistant Corporate Secretary.
Richard J. Trachimowicz, Senior Vice President, Retail Banking Officer, joined Rockville Bank in May 1996. Prior to 1996, Mr. Trachimowicz served as Manager of Sales and Customer Service for Northeast Savings, located in Hartford, Connecticut.
Audit Committee Composition and Financial Expert:
The Audit Committee, consisting of Thomas S. Mason, Chairman, David A. Engelson, Raymond H. Lefurge, Jr. and Stuart E. Magdefrau, meets periodically with the independent registered public accounting firm and management to review accounting, auditing, internal audit and financial reporting matters. This committee met four times during the year ended December 31, 2005. Each member of the Audit Committee is independent in accordance with the listing standards of the NASDAQ. The Board of Directors has determined that Mr. Lefurge and Mr. Magdefrau are audit committee financial experts under the rules of the Securities and Exchange Commission. The Audit Committee acts under a written charter adopted by the Board of Directors.
SEC Beneficial Ownership Reporting Compliance:
The executive officers and directors of the Company and any person who owns more than 5% of a registered class of the Company’s equity securities, are required by Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership of the Company’s stock with the SEC and the NASDAQ and to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on our review of copies of reports we have received, or written representations from certain reporting persons, the Company believes that, during 2005, its executive officers and directors complied with all Section 16(a) filing requirements applicable to them.
Code of Ethics:
The Company’s Standards of Conduct Policy is designed to promote the highest standards of ethical and professional conduct by the Company’s directors, executive officers, including the principal executive officer and the principal accounting officer, and employees and is adopted annually. Code of Ethics and business conduct requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code.
The Company also has a Whistleblower Policy in place that requires directors, executive officers and employees to comply with appropriate accounting and internal controls and establishes procedures to report any perceived wrongdoing, questionable accounting or auditing matters in a confidential and anonymous manner. The Whistleblower Policy also prohibits the Company from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code. A copy of the Standard of Conduct and Whistleblower Policies are available, without charge, upon written request to Ms. Marliese Shaw, Investor Relations, Rockville Financial, Inc., 25 Park Street, Rockville, CT 06066
Item 11. Executive Compensation
Summary Compensation Table. The following table sets forth certain information as to the total remuneration paid by the Company during the years ended December 31, 2005, 2004 and 2003 to the President and Chief Executive Officer of the Company and the four other most highly compensated executive officers of Rockville Bank. Each of the individuals listed on the table below is referred to as a Named Executive Officer.

	Summary Compensation Table
				Long-Term
		Annual Compensation		Compensation
					All Other
		Salary	Bonus	Payouts	Compensation
Named Executive Officer	Year	(1) (2)	(3)	(4)	(5)(6)
William J. McGurk	2005	$360,000	$198,008	$568,852	$717,162	(7)(8)
President and Chief	2004	307,513	152,183	25,580	43,418
Executive Officer	2003	258,901	139,423	24,645	27,682

Joseph F. Jeamel, Jr.	2005	185,000	96,200	319,287	504,530	8)
Chief Operating Officer	2004	158,097	72,785	13,727	36,411
	2003	137,839	65,835	12,811	14,435

Gregory A. White.	2005	150,000	42,300	79,165	35,599
Senior Vice President,	2004	130,708	51,775	—	10,570
Chief Financial Officer	2003	4,615	1,800	—	—
and Treasurer

Charles J. DeSimone, Jr.	2005	144,000	64,296	54,713	34,146
Senior Vice President,	2004	128,449	54,718	5,351	1,573
Senior Loan Officer	2003	110,776	56,785	9,637	11,109

Richard Trachimowicz	2005	130,000	30,550	73,357	33,927
Senior Vice President,	2004	111,675	47,229	9,956	460
Retail Banking	2003	98,863	42,941	9,637	12,737

(1)	Does not include the aggregate amount of perquisites or other personal benefits, which was less than $50,000 or 10% or the total annual salary and bonus reported.

(2)	In addition to the base salaries, amounts disclosed in this column include amounts deferred under the Rockville Bank 401(k) Plan. Base salaries are reviewed on an annual basis and may be increased in the future. Current annual salaries are as follows: Mr. McGurk $378,000; Mr. Jeamel $206,000; Mr. White $153,000; Mr. DeSimone $148,320; and Mr. Trachimowicz $130,000.

(3)	Amounts represent the dollar value of cash bonuses earned under the Short Term Incentive Plan which was terminated effective January 1, 2005 and the Officer Incentive Compensation Plan which was established effective January 1, 2005.

(4)	Amounts reported in 2003 and 2004 represent payments under the Executive Group Incentive Plan which was terminated effective January 1, 2005. Payments made in 2005 were made under the amended and then terminated Rockville Bank Phantom Stock Plan.

(5)	Includes employer contributions allocated under the 401(k) plan for the 2005 plan year of $6,300; $6,300; $6,143; $6,274; and $5,787, and employee stock ownership plan allocations for the plan year 2005 with a market value of $24,377, $23,751, $19,953, $17,163 and $17,326 for Mr. McGurk, Mr. Jeamel, Mr. White, Mr. DeSimone, and Mr. Trachimowicz; respectively.

(6)	Includes $3,564; $4,877; $300; $1,857and $580 for the 2005 payment of group term life insurance premiums for coverage in excess of $50,000 for Mr. McGurk, Mr. Jeamel, Mr. White, Mr. DeSimone, and Mr. Trachimowicz; respectively.

(7)	Includes $2,718 for a 2005 car allowance for Mr. McGurk.

(8)	Includes $443,303 and $454,179 for benefits accrued under the supplemental executive retirement plan, and $224,143 and $2,244 for benefits accrued under the supplemental savings and retirement plan for Mr. McGurk and Mr. Jeamel, respectively.
Employment and Change in Control Agreements
The Bank and the Company entered into an employment agreement with the Bank’s President and Chief Executive Officer ending December 31, 2009, which may be extended by agreement to December 31, 2010. An employment agreement was also entered into with the Bank’s Chief Operating Officer and was extended by the agreement of all parties on March 30, 2006 to December 31, 2007. The Bank has also entered into three-year employment agreements with its remaining Executive Officers, (each, an “Executive Officer”), which expire on December 31, 2007 and will be extended on an annual basis unless written notice of non-renewal is given by the Human Resources Committee. The employment agreements generally provide for a base salary and the continuation of certain benefits currently received and are reviewed annually by the Human Resources Committee. Under certain specified circumstances, the employment agreements require certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations. If the Bank chooses to terminate these employment agreements for reasons other than cause, or if the Executive Officer resigns from the Bank after specified circumstances that would constitute good reason, as defined in the employment agreement, or, if the Executive Officer dies, his or her beneficiary, would be entitled to receive a severance benefit in the amount of three times the sum of his or her base salary and his or her potential annual incentive compensation for the year of termination or, if higher, his or her actual annual incentive compensation for the year prior to the year of termination, payable in monthly installments over the 36 months following termination. In addition, the Executive Officer will be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. If the Executive Officer elects to continue his or her health plan coverage under COBRA, the Bank will pay the Executive Officer on a monthly basis the after-tax cost of such COBRA coverage. In consideration for the compensation and benefits provided under their employment agreement, the Executive Officers are prohibited from competing with the Bank and the Company during the term of the employment agreements and for a period of two years following termination of employment for any reason
The Bank and the Company has also entered into change in control agreements with four additional senior officers (each, an “Officer”). Each change in control agreement had an initial term ending December 31, 2005, which term was automatically extended January 1, 2006 and will be extended on each January 1st thereafter for one additional year unless written notice is given by either party; provided, however, that no such notice by the Bank or the Company will be effective if a change of control or potential change in control has occurred prior to the date of such notice. If, following a change in control of the Bank or the Company, the Officer’s employment is terminated without cause, or the Officer voluntarily resigns upon the occurrence of circumstances specified in the agreements constituting good reason, the Officer will receive a severance payment under the agreement equal to two times the sum of the Officer’s annual base salary and their potential annual incentive compensation for the year of termination or, if higher, their actual annual incentive compensation for the year prior to the year of termination. The Officer will also be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. The Bank will also provide the Officer with a cash allowance for outplacement assistance in the amount of 20% of their annual base salary and annual incentive compensation taken into account for purposes of calculating the severance payment described above for expenses incurred during the 24 months following termination of employment. If the Officer elects to continue health plan coverage under COBRA, the Bank will pay on a monthly basis the after—tax cost of such COBRA coverage.
The Bank and the Company has also entered into change in control and restrictive covenant agreements with five lending officers (each a “Lending Officer”). Each change in control and restrictive covenant agreement had an initial term ending December 31, 2005, and was extended on January 1 and will be extended annually thereafter for one additional year unless written notice is given by either party; provided, however, that no such notice by the Bank or the Company will be effective if a change in control or potential change in control has occurred prior to the date of such notice. If, following a change in control of the Bank or the Company, the Lending Officer’s employment is terminated without cause, or the Lending Officer voluntarily resigns upon the occurrence of circumstances specified in the agreements constituting good reason, the Lending Officer will receive a severance payment under the agreement equal to two times the sum of the Lending Officer’s annual base salary and their potential annual incentive compensation for the year of termination or, if higher, their actual annual incentive compensation for the year prior to the year of termination. The Lending Officer will also be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. The Bank will also provide the Lending Officer with a cash allowance for outplacement assistance in the amount of 20% of their annual base salary and annual incentive compensation taken into account to calculate the severance payment described above for expenses incurred during the 24 months following termination of employment. If the Lending Officer elects to continue health plan coverage under COBRA, The Bank will pay on a monthly basis the after-tax cost of such COBRA coverage.
Supplemental Executive Retirement Agreement
Rockville Bank established a Supplemental Executive Retirement Agreement (the “Agreement”) for Joseph F. Jeamel, Jr. on January 27, 2004 to supplement Mr. Jeamel’s retirement benefits from other sources. Under the Agreement, Mr. Jeamel may receive an annual benefit of $27,636 for twenty years, payable in 240 monthly installments. Benefits payable under the Agreement will be forfeited in the event Mr. Jeamel is “terminated for cause” before a “change in control”.
Executive Split Dollar Life Insurance Agreements
In 1993, the Bank purchased an insurance policy on the life of Mr. Jeamel in the face amount of $123,950 and also entered into a split-dollar agreement with him pursuant to which the policy interests are divided between the Bank and Mr. Jeamel. The split dollar agreement provides that the death benefit is payable directly by the insurance company to Mr. Jeamel’s named beneficiary after the Bank recovers its premium cost. As a result, the Bank has no benefit obligation to Mr. Jeamel. The premiums paid for the policy are recorded as an asset and any increases in cash surrender value of the policy is recorded as income. Increases in cash surrender value and collection of death benefits on the policy should be tax-free under current tax law. Rockville Bank discontinued making premium payments under the policy in order to comply with the Sarbanes-Oxley Act of 2002.
Death Benefits for Certain Officers
The Bank maintains an unfunded plan for a select group of officers whose lives have been insured by bank-owned life insurance pursuant to which $25,000 is payable to a beneficiary designated by the officer upon the death of the officer while actively employed by the Bank or after the officer’s retirement in accordance with the terms of the Bank’s defined benefit Retirement Plan. The benefits of the plan are provided solely from Rockville Bank’s general assets.
Supplemental Executive Retirement Plan
The Bank has adopted the Supplemental Executive Retirement Plan (the “SERP”) effective December 1, 2004, for the purpose of providing designated executives of Rockville Bank with supplemental retirement benefits. Messrs. McGurk and Jeamel have been designated by the Human Resources Committee for participation in the SERP. The SERP provides designated executives with a retirement benefit equal to 70% of the executive’s average annual earnings over the 12-month period during the last 120 months of employment producing the highest average or, if higher, the executive’s current annual earnings, which include base salary plus annual incentive compensation. The SERP benefit is offset by the executive’s benefits under the tax-qualified Retirement Plan and the Supplemental Savings and Retirement Plan. With respect to Mr. Jeamel, his SERP benefit is also offset by his benefits under his Supplemental Executive Retirement Agreement and his split dollar insurance policy. Participants in the SERP are entitled to their benefit upon the later of termination of employment or attainment of age 60, subject to the completion of five years of service with the Bank. Benefits under the SERP are payable in monthly installments in the form of a straight life annuity unless the participant has made a lump sum election in accordance with the terms of the SERP. A participant may elect to receive all, none or a specified portion of his or her retirement benefit as a lump sum determined on the basis of the interest rate and mortality assumptions used to calculate benefits under the tax-qualified Retirement Plan. Any such lump sum election must be made prior to the date of the participant’s commencement of participation in the SERP; otherwise, such an election becomes effective only if the participant remains in the employment of the Bank for the full 12 calendar months immediately following the date of the election (except in the case of death or disability) and payment of such lump sum pursuant to such election is not made until the fifth anniversary of the date on which payment would otherwise have been made. In the event that a participant who has made an election dies or becomes disabled during the 12-calendar month period following the election date, the requirement to remain employed during such 12-month period will be deemed to have been satisfied. Benefits under the SERP are not payable if barred by any action of the Connecticut Banking Commissioner or the Federal Deposit Insurance Corporation. Moreover, benefits are not payable if the participant is in breach of any noncompetition or other restrictive covenant agreement in such participant’s employment or change in control agreement or if the participant has been discharged from employment for cause. In the event of a participant’s death, the participant’s spouse will receive a benefit equal to 100% of the benefit that would have been provided from the SERP had the participant retired on the date of death and commenced benefits on the later of the date the participant would have attained age 60 or the date of the participant’s death; provided, however, that in calculating the participant’s benefit, the offset attributable to the participant’s tax-qualified Retirement Plan shall be determined on the basis of the 50% survivor annuity payable to the spouse under the tax-qualified Retirement Plan. Upon the death of a participant after benefits commence under the SERP, 100% of the benefit that the participant was receiving at the time of death will be continued to his or her spouse; provided, however, that if a participant previously received a lump sum payment of all or a portion of the participant’s retirement benefit, such death benefit to the participant’s surviving spouse shall be proportionately reduced. In the event of the death of a participant who has one or more children who is a dependent for federal income tax purposes and whose spouse dies while such child is a dependent, 100% of the benefit payable to the participant or the spouse, as the case may be, shall be continued to such dependent(s) for so long as any child remains a dependent. The Human Resources Committee retains discretion to amend the SERP to comply with new Section 409A of the Internal Revenue Code and the regulations to be issued thereunder.
Supplemental Savings and Retirement Plan
The Bank adopted the Supplemental Savings and Retirement Plan, which was implemented in connection with the reorganization and offering. This plan provides restorative payments to executives designated by the Human Resources Committee who are prevented from receiving the full benefits contemplated by the tax-qualified Retirement Plan, 401(k) Plan and Employee Stock Ownership Plan. The Human Resources Committee has designated the following officers to participate in the plan: Messrs. McGurk, Jeamel, White, DeSimone, and Trachimowicz and Ms. Ray, Ms. Johnson and Ms. Rosner. The restorative payments under the plan consist of payments in lieu of shares that cannot be allocated to the participant’s account under the employee stock ownership plan, deferrals and payments for employer safe harbor or matching contributions that cannot be made under the 401(k) Plan due to the legal limitations imposed on the 401(k) Plan and payments for benefits that cannot be paid under the Retirement Plan due to legal limitations imposed on benefits payable from the Retirement Plan. The Human Resources Committee retains discretion to amend the Supplemental Savings and Retirement Plan to comply with new Section 409A of the Internal Revenue Code and the regulations to be issued thereunder.
Retiree Medical/Drug, Dental and Life Insurance Plans
The Bank established the Retiree Medical/Drug Insurance Plan, the Retiree Dental Insurance Plan and the Retiree Life Insurance Plan to provide retiree welfare benefits to employees hired before March 1, 1993 who have at least five years of service and are age 62 or older. Participants in the Retiree Medical/Drug Insurance Plan and the Retiree Dental Insurance Plan may have to pay a percentage of the premiums payable under the plans, depending on their accumulated years of service and whether they retire before or after January 1, 1994.
Participants hired before March 1, 1993 who have at least five years of service and are age 62 or older are eligible for life insurance coverage equal to the lesser of their final salary at retirement rounded to the next thousand or $100,000. At age 70, the life insurance coverage in effect as of a participant’s retirement date shall be reduced by 50%. The Bank pays 100% of all premiums under the Retiree Life Insurance Plan.

Phantom Stock Plan
The Registrant’s subsidiary, Rockville Bank (the “Bank”), amended and then terminated the Rockville Bank Phantom Stock Plan (the “Plan”) on December 13, 2005. The Plan had provided for benefits for certain executive officers and directors of the Bank designated by the Human Resources Committee of its Board of Directors. The termination of the Plan had been anticipated, as disclosed in the Registrant’s Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on March 29, 2005. In that Registration Statement, the Registrant had disclosed that the Bank intended to terminate its Phantom Stock Plan on or before December 31, 2005 in accordance with a guidance issued by the Internal Revenue Service (the “IRS”) with respect to compliance with new Section 409A of the Internal Revenue Code of 1986, as amended. The Section 409A guidance issued by the IRS included certain transition rules described in Notice 2005-1 to ameliorate the impact of Section 409A on nonqualified deferred compensation arrangements such as the Plan. The transition rules allowed for termination of the Plan in 2005 and the distribution of benefits to participants in 2005. In connection with its termination, the Plan was amended effective December 13, 2005, such that a) the appreciation in value of the participants’ accounts for 2005 was seven percent (7%); b) an additional retirement award equal to fifty percent (50%) of the dollar amount of the total appreciation in all Option phantom shares made since the effective date of the Plan was allocated in equal shares to all Directors participating in the Plan; c) the Retirement phantom shares of each participant were determined to be fully (100%) vested and the Option phantom shares of each participant to be fifty percent (50%) vested; and d) the Plan, as amended, was terminated effective as of December 13, 2005, with the benefits with respect to all vested Option and Retirement phantom shares were distributed to participants in the Plan in a cash lump sum in December 2005. The amounts paid to the five most highly compensated executives are included above in the executive compensation table under the heading Long-Term Compensation LTIP Payouts.
Pension Plan
The Bank maintains the Retirement Plan of Rockville Bank, a non-contributory defined benefit pension plan intended to satisfy the qualification requirements of Section 401(a) of the Internal Revenue Code. Employees of the Bank become eligible to participate in the Retirement Plan once they reach age 21 and complete 1,000 hours of service in a consecutive 12-month period. Participants become fully vested in their accrued benefits under the Retirement Plan upon the completion of five years of vesting service after their 18th birthday. Participants are credited with one year of vesting service for each plan year in which they complete 1,000 hours of service.
For participants hired on or after February 1, 1998, the normal retirement benefit under the Retirement Plan is the product of (a) the participant’s years of credited service (up to 30 years), multiplied by (b) 2% of the participant’s average annual earnings. For participants hired prior to February 1, 1998, the normal retirement benefit is the product of (a) the participant’s years of credited service (up to 20 years), multiplied by (b) 3% of the participant’s average annual earnings. The maximum annual retirement benefit is limited to 60% of average annual earnings. The minimum annual retirement benefit is $20 per month.
In general, the Retirement Plan provides for a normal retirement monthly benefit that, unless deferred, is payable, on the first day of the month coincident with or next following the later of the participant’s 65th birthday or the fifth anniversary of his or her participation in the Retirement Plan (for employees who became participants before June 13, 1990, benefits are payable on the first day of the month coincident with or next following the participant’s 65th birthday). For participants who elect to postpone their normal retirement date, the Retirement Plan provides for a monthly benefit equal to the greater of (a) the normal retirement benefit, based on average annual earnings and credited service to the participant’s postponed retirement date, and (b) the normal retirement benefit payable if benefits commenced on the normal retirement date, increased by 8% for each 12-month period between the participant’s normal and postponed retirement date. Participants with at least 15 years of credited service (five years for participants employed on or before December 1, 1976) may elect to receive an early retirement benefit if the participant terminates employment within five years of his or her normal retirement date. The benefit of a participant who defers payment of early retirement benefits until his or her normal retirement date is calculated in the same manner as the normal retirement benefit, taking into account average annual earnings and credited service to the date of termination of employment. The benefit of a participant who elects to receive payment of early retirement benefits on the first day of the month coincident with or next following his or her termination of employment is equal to the greater of (a) the amount the participant would have received at his or her normal retirement date, reduced by .25% for each calendar month that payments commence prior to his or her normal retirement date, and (b) the amount the participant would have received at his or her normal retirement date, reduced by certain adjustment factors set forth in the Retirement Plan. In addition, a participant with at least five years of service may receive a disability pension benefit in the event of certain circumstances set forth in the Retirement Plan. Participants with five years of vesting service who terminate employment with the Bank may also receive benefits under the Retirement Plan.
The following table sets forth the estimated annual benefits payable upon a participant’s normal retirement at age 65 for the period ended December 31, 2005, assuming various levels of compensation and various specified years of service:(1)

Average	Years of Service
Annual Earnings	15	20	25	30
$ 50,000	$22,500	$30,000	$30,000	$30,000
$ 75,000	$33,750	$45,000	$45,000	$45,000
$100,000	$45,000	$60,000	$60,000	$60,000
$125,000	$56,250	$75,000	$75,000	$75,000
$150,000	$67,500	$90,000	$90,000	$90,000
$200,000	$90,000	$120,000	$120,000	$120,000
$210,000	$94,500	$126,000	$126,000	$126,000
The approximate years of service credited under the Retirement Plan as of December 31, 2005 for the Named Executive Officers are as follows:

Name	Years of Service
William J. McGurk	20
Joseph F. Jeamel, Jr.	15
Gregory A. White	2
Charles J. DeSimone, Jr.	3
Richard J. Trachimowicz	10

(1)	Under the Internal Revenue Code, maximum annual benefits under the Retirement Plan are limited to $170,000 and the annual average earnings for calculation purposes are limited to $210,000 for the 2005 calendar year. Estimated annual benefits are computed on the basis of a straight life annuity with ten years certain and are not subject to offset. Estimated annual benefits are based on the benefit formula that applies for employees hired prior to February 1, 1998 (3% x average annual earnings x years of service (maximum 20 years)). For employees hired on or after February 1, 1998, a different benefit formula applies (2% x average annual earnings x years of service (maximum 30 years)).
The Retirement Plan was closed to new employees as of January 1, 2005. In addition, average annual earnings is determined by averaging compensation earned during the last 60 consecutive months of credited service and the normal form of payment of benefits earned under the Retirement Plan was changed to a straight life annuity. Notwithstanding these changes, in no event will a participant’s retirement benefit ever be less than his or her retirement benefit calculated as of December 31, 2004 on the basis of the prior definition of average annual earnings and the prior normal form of payment, which was a life annuity with ten years certain.
401(k)
The Bank maintains a tax-qualified 401(k) Plan under Section 401(a) of the Internal Revenue Code with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Employees become eligible to make salary reduction contributions to the 401(k) Plan and to receive any matching or discretionary contributions made to the 401(k) Plan by the Bank on the first day of the calendar quarter coinciding with or next following the date that the employee has attained 21 years of age and completed at least 1,000 hours of service in a period of six to 12 consecutive calendar months.
Under the 401(k) Plan, participants may elect to have the Bank contribute up to 50% of their compensation each year, subject to certain limitations imposed by the Internal Revenue Code. The

401(k) Plan permits the Bank to make discretionary matching and additional discretionary contributions to the 401(k) Plan. Participants in the 401(k) Plan may direct the investment of their accounts in several types of investment funds.
Participants are always 100% vested in their elective deferrals, matching and discretionary matching contributions and related earnings under the 401(k) Plan. Participants become vested in any discretionary contributions and related earnings in 20% increments, beginning with the completion of two years of service and ending with the completion of six years of service. Participants also become 100% vested in any discretionary contributions and related earnings upon the attainment of normal retirement age (age 65). Participants are permitted to receive a distribution from the 401(k) Plan only in the form of a lump sum payment.
As of January 1, 2005, all employees, even those who do not contribute to the 401(k) Plan, receive an automatic 3% of pay “safe harbor” contribution that is fully vested instead of the matching contribution described above. Only new hires on and after January 1, 2005 are eligible to receive such additional matching contributions as the Bank may, in its discretion, decide to make, but these new hires are not eligible to participate in the Bank’s defined benefit Retirement Plan, as described above.
Employee Stock Ownership Plan
As part of the reorganization and stock offering completed in 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees of the Bank, and authorized the Company to lend the funds to the ESOP to purchase 699,659 or 3.6% of the shares issued in the initial public offering. Upon conversion, the ESOP borrowed $4.4 million from the Company to purchase 437,287 shares of common stock. Additional shares of 203,072 were subsequently purchased by the ESOP in the open market at a cost of $2.7 million with additional funds borrowed from the Company. The Bank intends to make annual contributions to the ESOP that will be adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP.
The interest rate for the ESOP loan is the prime rate plus one percent, or 8.25% as of December 31, 2005. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of December 31, 2005 the outstanding principal and interest due was $6.2 million and principal payments of $861,000 have been made on the loan since inception.
ESOP expense for the year ended December 31, 2005 was $913,000. At December 31, 2005, there were 65,477 allocated, 488 unallocated and 574,394 unreleased ESOP shares and the unreleased shares had an aggregate fair value of $7.5 million.
Director Compensation:
Director Fees: Each non-employee director receives an annual retainer of $9,000 and $750 for each board or committee meeting that he or she attends. In addition to the above fees, the Chairman of the Board also receives an annual retainer of $19,200, and the Vice Chairman of the Board, the Audit Committee Chairman, and the Human Resources Committee Chairman receive annual retainers of $10,200. The Company paid fees totaling $373,000 to directors during the fiscal year ended December 31, 2005.
Deferred Compensation Plan: Rockville Bank maintains the Rockville Bank Non-Qualified Deferred Compensation Plan for Directors, a non-qualified plan that permits directors of Rockville Bank to defer all or part of their total fees for a plan year in 25% increments. The participants in the Non-Qualified Deferred Compensation Plan direct the investment of their deferred amounts among several investment funds. Participants elect the method of payment of their deferral accounts either on a date certain or upon termination of their service as a director. Participants may elect to receive the deferral amounts in a lump sum payment or in consecutive annual or biweekly installments over a period not to exceed five years. Rockville Bank accrued expenses totaling $27,000 to directors in connection with this plan during the fiscal year ended December 31, 2005.
Phantom Stock Plan: In accordance with the termination of the Plan, the directors were paid a lump sum benefit in 2005 totaling $19,000 each.
HUMAN RESOURCES COMMITTEE REPORT ON EXECUTIVE COMPENSATION
During 2005, the Human Resources Committee, which consisted of David A. Engelson, Albert J. Kerkin, Jr., Peter F. Olson and Betty R. Sullivan, oversaw and approved certain compensation and benefit matters for the Company and the Bank. This committee met seven times during the year ended December 31, 2005. Each member of the Human Resources Committee was independent in accordance with the listing standards of the NASDAQ.
Under rules established by the Securities and Exchange Commission, the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company’s Chief Executive Officer and the other executive officers of the Company. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to fundamental compensation decisions affecting those individuals. In fulfillment of this requirement, the Company’s Human Resources Committee has prepared the following report for inclusion in this Form 10-K.
Compensation Policies The Company does not pay direct cash compensation to the executive officers of the Company. However, the executive officers of the Company are also executives of the Bank and are compensated by the Bank. The members of the Human Resources Committee are four non-employee members of the Board of Directors. The compensation decisions for executive officers is developed with the assistance of Windshire Associates, a Connecticut based company that specializes in comprehensive compensation consulting services, including compensation analysis, compensation programs and other human resource committee consulting services. The compensation philosophy of the Bank as administered by the Human Resources Committee is to support the Bank’s business objectives of maintaining its position as Connecticut’s Best Community Bank by adopting a compensation strategy that is an attractive market based program tied to performance and aligned with stockholder’s interests. The Bank’s objective of remaining a community centric franchise, focusing on quality personal services, expanding its lending activities, banking networks and consumer products, will be enhanced by this strategy. The Bank’s pay programs will match the Bank’s job functions with competitive market data, ensure internal equity and differentiate and reward employees based on individual performance. This strategy will allow the Bank to attract, retain and reward the best employees, fulfill its growth objectives and profile stockholder value.
All decisions by the Human Resources Committee relating to compensation affecting senior officers of the Bank are reported to the full Board of Directors. The Human Resources Committee meets at least annually to review and approve the compensation of the Chief Executive Officer, other executive officers and approve compensation matrix guidelines for the remaining officers and staff. The decisions made by the Human Resources Committee as to executive compensation are discretionary. However, a written performance review is prepared and includes an assessment of performance against certain goals. Set forth below are certain considerations taken into account in determining compensation for executive officers.
Base Salaries In determining base salaries for the Chief Executive Officer and other executive officers, the Committee reviewed compensation surveys prepared by Windshire Associates to ensure that base salaries are competitive with financial institutions similar in size, locale and profile in order that the Bank attract and retain highly skilled personnel. The Bank utilized the services of Windshire Associates to provide an independent analysis to ensure the appropriateness of executive compensation.
Bonus Awards Bonus compensation for executive officers generally consists of cash awards. The committee grants cash bonuses to senior management in consultation with Windshire Associates, based upon awards given at comparable institutions, the profitability and long-term planning goals of the Company and other factors regarding individual performance and accomplishments. The Rockville Bank Officer Incentive Compensation Plan for 2006 is attached as an Exhibit to the Form 10-K.
Compensation of the Chief Executive Officer The Human Resource Committee evaluates the performance of the Chief Executive Officer and approves an annual salary level and bonus. The Human Resources Committee authorized a base salary for the Chief Executive Officer of $360,000 effective in November 2004, and it remained the same throughout 2005. The salary was based on the overall performance of the Bank, the complexity of its operations, long-term planning benchmarks and the tenure of Mr. McGurk, who has been with the Bank over 25 years and its Chief Executive Officer since 1980. The Human Resources Committee also approved a bonus of $198,008 paid in 2006 for 2005 performance. In arriving at these amounts, the Human Resources Committee considered input from Windshire Associates and committee members.
March 30, 2006
The Human Resources Committee
David A. Engelson, Chairman
Albert J. Kerkin, Jr.
Peter F. Olson
Betty R. Sullivan

Stock Performance Graph
The following graph compares the cumulative total return on the common stock for the period beginning May 23, 2005, the date on which Rockville Financial, Inc. common stock began trading, as reported by NASDAQ through December 31, 2005, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the Keefe, Bruyette & Woods, Inc. 50 Index for that period.
This graph assumes the investment of $100 on May, 23, 2005 in our common stock (at the initial public offering price of $10.00 per share), the S&P 500 Index and the Keefe, Bruyette & Woods, Inc. 50 Index and assumes that dividends are reinvested.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The table which follows sets forth information as of December 31, 2005, with respect to principal beneficial ownership of Common Stock by any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than 5% of the Company’s Common Stock and each named executive officer listed in the Summary Compensation Table and the ownership of Common Stock by all directors and officers of the Company as a group.

	Number of Shares
	Beneficially		Percent of Class
Name and Address of Beneficial Owner	Owned(1)		(2)
Rockville Financial MHC, Inc.	10,689,250	(3)	55.00%
25 Park Street
Rockville, CT 06066

Independent Directors:

Michael A. Bars	20,000	(4)	*
C. Perry Chilberg	40,000	(5)	*
David A. Engelson	30,000	(6)	*
Albert J. Kerkin, Jr.	20,000	(7)	*
Raymond H. Lefurge, Jr.	30,000	(8)	*
Stuart E. Magdefrau	28,000	(9)	*
Thomas S. Mason	10,000	(10)	*
Peter F. Olson	40,000	(11)	*
Betty R. Sullivan	10,000	(12)	*

Named Executive Officers:

William J. McGurk	43,459	(13)(14)	*
Joseph F. Jeamel, Jr.	21,372	(14)	*
Gregory A. White	8,205	(14)	*
Charles J. DeSimone, Jr.	7,196	(14)	*
Richard J. Trachimowicz	17,930	(14)(15)	*

All Directors and Executive Officers as a Group (17 persons)	377,840		1.94%

*	Less than 1% of the common stock outstanding.

(1)	Based on information provided by the respective beneficial owners and on filings with the Securities and Exchange Commission made pursuant to the Securities Exchange Act of 1934.

(2)	Based on 19,435,000 shares of common stock issued and outstanding as of December 31, 2005.

(3)	Based solely on information provided in a Schedule 13D filed with the SEC by Rockville Financial MHC,

Inc. All shares are held with sole voting and dispositive power.

(4)	Shares held by law firm, Kahan, Kerensky & Capossela, LLP, of which Mr. Bars is an equity partner.

(5)	Includes 13,605 shares held by his wife and 12,790 shares held by adult children.

(6)	Includes 5,000 shares held by his wife and 10,000 shares held jointly with his wife.

(7)	Shares held jointly with his wife.

(8)	Includes 13,000 shares held jointly with his wife and 7,000 shares held by his wife.

(9)	Includes 9,000 shares held jointly with his wife, 3,000 shares held by an adult child, 3,000 shares held by a minor child, and 3,000 shares held by East 84 Associates, LLC, of which Mr. Magdefrau is an equity partner.

(10)	Includes 5,000 shares held in the Thomas S. Mason Trust, of which Mr. Mason is the trustee, and 5,000 shares held in the Susan C. Mason Trust, of which Mrs. Mason is the trustee.

(11)	Includes 20,000 shares held by his wife.

(12)	Includes 5,000 shares held jointly with her husband.

(13)	Includes 15,000 shares held jointly with his wife.

(14)	Includes shares allocated to the account of the individuals under the Rockville Bank Employee Stock Ownership Plan, with respect to each the individual has vested shares and total shares as follows: Mr. McGurk – 1,867 shares, all of which are vested; Mr. Jeamel – 1,820 shares, all of which are vested; Mr. White - 305 shares vested and 1,529 shares in total; Mr. DeSimone — 526 shares vested and 1,315 shares in total; and Mr. Trachimowicz – 1,327 shares, all of which are vested.

(15)	Includes 15,000 shares held jointly with his wife.
Item 13. Certain Relationships and Related Transactions
The Company has had, and expects to have in the future, banking transactions with directors, officers and their associates on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, which do not involve more than the normal risk of collectibility or present other unfavorable features.

Item 14. Principal Accountants Fees and Services
Approval of Audit and Other Services:
The Audit Committee reviews annually and pre-approves all audit and permitted non-audit services rendered by the Company’s independent auditors in accordance with the Company’s Audit Committee Charter.
Audit Fees:
The following table sets forth the aggregate fees billed by Rockville Financial, Inc.’s independent registered public accounting firm, Deloitte & Touche USA LLP for the fiscal years ended December 31, 2005 and 2004:

	December 31,
	2005	2004
	(In Thousands)
Audit Fees (1)	$671	$211
Audit Related Services (2)	—	—
Tax Services (3)	67	34
All Other Fees	—	—

Total	$738	$245

(1)	Includes $597,000 for services related to the Company’s minority stock issuance and related securities registration statement.

(2)	Service fees related to assurance and related services that are reasonably related to the performance of the audit or the review of the financial statements and are not reported as “audit fees”.

(3)	Includes fees for annual and short return tax preparation services and estimating quarterly tax payments.
Part IV
Item 15. Exhibits, Financial Statement Schedules
a) The consolidated financial statements, including notes thereto, and financial schedules required in response to this item are set forth in Part II, Item 8 of this 10-K, and can be found on the following pages:
2.	Financial Statement Schedules

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements have been omitted because they are either not required, are not applicable or are included in the consolidated financial statements or notes thereto, which can be found in this report in Part II, Items 7 and 8.

3. Exhibits:
3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed for Rockville Financial, Inc. on May 13, 2005)

3.3	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 of Rockville Financial, Inc. filed on April 22, 2005)

10.1.1	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.1 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.2	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Gregory A. White effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.3	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Kristen A. Johnson, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.4	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.5	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.6	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Ratna Ray, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.7	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Laurie A. Rosner, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.2.1	Supplemental Savings and Retirement Plan of Rockville Bank (incorporated herein by reference to Exhibit 10.13 to the Pre-Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on March 29, 2005)

10.2.2	First amendment to Exhibit 10.2.1, the Supplemental Savings and Retirement Plan of Rockville Bank filed herewith.

10.2.3	Rockville Bank Officer Incentive Compensation Plan filed herewith.

10.2.4	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.2.5	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.2.6	Rockville Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.12 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

14	Standards of Conduct Policy for Senior Financial Officers filed herewith.

14.1.1	Standards of Conduct Policy for the Board of Directors filed herewith.

21.0	Subsidiaries of Rockville Financial, Inc. and Rockville Bank filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rockville Financial, Inc.
By:	/s/ William J. McGurk
William J. McGurk
President, Chief Executive Officer and Director

and
By:	/s/ Gregory A. White
Gregory A. White
Senior Vice President, Chief Financial Officer and Treasurer

Date: March 31, 2006

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William J. McGurk	President, Chief Executive Officer and Director	March 31, 2006
William J. McGurk	(Principal Executive Officer)

Gregory A. White	Senior Vice President, Chief Financial Officer and	March 31, 2006
Gregory A. White	Treasurer
(Principal Financial and Accounting Officer)

/s/ Michael A. Bars	Director	March 31, 2006
Michael A. Bars

/s/ C. Perry Chilberg	Director	March 31, 2006
C. Perry Chilberg

/s/ David A. Engelson	Director	March 31, 2006
David A. Engelson

/s/ Albert J. Kerkin, Jr.	Chairman	March 31, 2006
Albert J. Kerkin, Jr.

/s/ Raymond H. LeFurge, Jr.	Director	March 31, 2006
Raymond H. LeFurge, Jr.

/s/ Stuart E. Magdefrau	Director	March 31, 2006
Stuart E. Magdefrau

/s/ Thomas S. Mason	Director	March 31, 2006
Thomas S. Mason

/s/ Peter F. Olson	Director	March 31, 2006
Peter F. Olson

/s/ Betty R. Sullivan	Vice Chairman	March 31, 2006
Betty R. Sullivan