Form 10-Q
period 2006-03-31
Rockville Financial Inc.
filed 2006-05-15
CIK 1311131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.
Commission File Number: 000-51239
ROCKVILLE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Connecticut	30-0288470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut	06066
(Address of principal executive officers)	(Zip Code)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
As of May 15, 2006, there were 19,435,000 shares of Registrant’s no par value common stock outstanding.

Part I — FINANCIAL INFORMATION
     Item 1. Interim Financial Statements:
Rockville Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Condition
(In Thousands Except Share Amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$17,461	$18,117
Short-term investments	1,855	5,494

Total cash and cash equivalents	19,316	23,611
AVAILABLE FOR SALE SECURITIES-At fair value	129,018	129,049
LOANS RECEIVABLE (Net of allowance for loan losses of $8,713 in 2006 and $8,675 in 2005)	923,293	859,700
FEDERAL HOME LOAN BANK STOCK	8,858	8,498
ACCRUED INTEREST RECEIVABLE	3,787	3,777
DEFERRED TAX ASSET-Net	3,620	3,417
BANK PREMISES AND EQUIPMENT-Net	11,855	11,317
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	8,696	8,615
OTHER ASSETS	6,407	7,115

TOTAL	$1,115,920	$1,056,169

LIABILITIES AND CAPITAL

LIABILITIES
Deposits:
Non-interest bearing	$88,184	$85,855
Interest bearing	701,868	675,541

Total deposits	790,052	761,396
MORTGAGORS AND INVESTORS ESCROW ACCOUNTS	2,822	4,794
ADVANCES FROM THE FEDERAL HOME LOAN BANK	163,229	130,867
ACCRUED EXPENSES AND OTHER LIABILITIES	7,606	8,207

Total liabilities	963,709	905,264

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding )	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,435,000 shares issued and outstanding)	85,249	85,249
Additional paid in capital	287	213
Unallocated stock held by ESOP	(7,010)	(6,368)
Retained earnings	72,713	70,764
Accumulated other comprehensive income, net of tax	972	1,047

Total capital	152,211	150,905

TOTAL	$1,115,920	$1,056,169

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
INTEREST AND DIVIDEND INCOME:
Loans	$12,857		$9,623
Securities-interest	1,237		1,223
Interest bearing deposits	23		18
Securities-dividends	210		154

Total interest and dividend income	14,327		11,018

INTEREST EXPENSE
Deposits	3,799		2,491
Borrowed funds	1,631		1,276

Total interest expense	5,430		3,767

Net interest income	8,897		7,251

PROVISION FOR LOAN LOSSES	450		750

Net interest income after provision for loan losses	8,447		6,501

NONINTEREST INCOME:
Service charges and fees	887		817
Net gain from sale of securities	114		78

Total noninterest income	1,001		895

NONINTEREST EXPENSE:
Salaries and employee benefits	3,426		3,057
Service bureau fees	705		638
Occupancy and equipment	906		741
Professional fees	250		409
Marketing and promotions	218		355
Insurance and FDIC assessments	54		43
Other	971		876

Total noninterest expense	6,530		6,119

INCOME BEFORE INCOME TAXES	2,918		1,277

PROVISION FOR INCOME TAXES	969		360

NET INCOME	$1,949		$917

Net income per share (see Note 2):
Basic and diluted	$.10	$	N/A

Weighted average shares outstanding:
Basic and diluted	18,824,042		N/A

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2006
(Dollars in Thousands, Except Share Amounts)
(Unaudited)

				Unallocated		Accumulated
			Additional	Common		Other	Total
	Common Stock		Paid-in	Shares Held	Retained	Comprehensive	Stockholders’
	Shares	Dollars	Capital	by ESOP	Earnings	Income	Equity
Three months ended March 31, 2006:
Balance at January 1, 2006	19,435,000	$85,249	$213	$(6,368)	$70,764	$1,047	$150,905
Shares purchased for ESOP	—	—	—	(817)	—	—	(817)
Compensation expense for ESOP	—	—	74	175	—	—	249
Comprehensive income:
Net income	—	—	—	—	1,949	—	1,949
Change in net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	(75)	(75)

Total comprehensive income							1,874

Balance at March 31, 2006	19,435,000	$85,249	$287	$(7,010)	$72,713	$972	$152,211

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,949	$917
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments — net	51	104
Provision for loan losses	450	750
Net gain from sale of securities	(114)	(78)
Compensation expense for ESOP	249	—
Depreciation and amortization	330	281
Deferred income taxes	(164)	(312)
Increase in cash surrender value of bank owned life insurance	(81)	(82)
Change in assets and liabilities:
Deferred loan fees and premiums	16	(46)
Accrued interest receivable	(10)	(197)
Other assets	708	1,299
Accrued expenses and other liabilities	(600)	(6)

Net cash provided by operating activities	2,784	2,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	976	2,717
Proceeds from maturities of available for sale securities	2,750	4,084
Principal payments on available for sale mortgage-backed securities	3,193	3,713
Purchase of available for sale securities	(6,940)	(6,225)
Purchase of Federal Home Loan Bank Stock	(360)	(346)
Proceeds from sales of loans	948	—
Net increase in loans	(65,007)	(37,600)
Purchases of bank premises and equipment	(868)	(498)

Net cash used in investing activities	(65,308)	(34,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in non-interest bearing deposits	2,329	(3,151)
Net increase in interest bearing deposits	26,327	28,852
Decrease in mortgagors’ and investors’ escrow accounts	(1,972)	(1,573)
Proceeds from Federal Home Loan Bank advances	175,084	14,800
Repayments of Federal Home Loan Bank advances	(142,722)	(5,036)
Acquisition of common stock for ESOP	(817)	—
Payment of reorganization costs	—	264

Net cash provided by financing activities	58,229	34,156

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,295)	2,631
CASH AND CASH EQUIVALENTS—Beginning of year	23,611	22,100

CASH AND CASH EQUIVALENTS—End of period	$19,316	$24,731

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$5,372	$3,739
Income taxes	$437	$—
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1.	Basis of Presentation and Principles of Consolidation

The condensed consolidated interim financial statements and the accompanying notes presented in this report include the accounts of Rockville Financial, Inc. and its wholly-owned subsidiary Rockville Bank, and the Bank’s wholly-owned subsidiaries, The SBR Mortgage Company, The Savings Bank of Rockville Investment Company and Rockville Financial Services, Inc.

The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the condensed financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

2.	Earnings Per Share

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

Earnings per share data is not presented in these consolidated financial statements prior to May 20, 2005 because shares of common stock were not issued until May 20, 2005; therefore, per share information for prior periods is not meaningful.

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2006:

For the
Three Months Ended
March 31, 2006
(Dollars in thousands,
except per share
information)
Net income	$1,949

Weighted average shares outstanding	19,435,000
Less: unearned weighted average ESOP shares	(610,958)

Basic and Diluted shares	18,824,042

Earnings (loss) per share:
Basic and Diluted	$.10

3.	Stock-Based Compensation:

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. SFAS 123R now requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date estimated fair value of the award. That estimated cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). SFAS 123R requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date estimated fair value of those awards as calculated under the pro forma disclosure provisions of SFAS 123. The adoption of these new rules did not impact the Company’s condensed consolidated financial statements since the Company has not issued any stock options or restricted stock.

4.	Other Recent Accounting Pronouncement:

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

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale investment securities at March 31, 2006 and December 31, 2005 are as follows:

	Amortized	Gross Unrealized		Fair
March 31, 2006	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$1,981	$—	$7	$1,974
U.S. Government sponsored enterprises	41,999	—	613	41,386
Mortgage-backed securities	54,086	100	1,363	52,823
Corporate debt securities	16,302	52	48	16,306
Other debt securities	983	20	—	1,003

Total debt securities	115,351	172	2,031	113,492

Marketable equity securities	11,444	4,090	249	15,285
Non-marketable equity securities	241	—	—	241

	$127,036	$4,262	$2,280	$129,018

	Amortized	Gross Unrealized		Fair
December 31, 2005	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$1,974	$—	$1	$1,973
U.S. Government sponsored enterprises	35,999	3	509	35,493
Mortgage-backed securities	57,324	137	1,090	56,371
Corporate debt securities	18,975	127	122	18,980
Other debt securities	984	32	—	1,016

Total debt securities	115,256	299	1,722	113,833

Marketable equity securities	11,456	3,764	245	14,975
Non-marketable equity securities	241	—	—	241

	$126,953	$4,063	$1,967	$129,049

At March 31, 2006, the net unrealized gain on securities available for sale of $2.0 million, net of income taxes of $.7 million, or $1.3 million is included in accumulated other comprehensive income. At December 31, 2005, the net unrealized gain on securities available for sale of $2.1 million, net of income taxes of $.7 million, or $1.4 million is included in accumulated other comprehensive income.

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at March 31, 2006 and December 31, 2005:

March 31, 2006	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Available for sale:
U.S. Government and agency Obligations	$1,974	$7	$—	$—	$1,974	$7
U.S. Government sponsored enterprises	17,892	107	23,494	506	41,386	613
Mortgage-backed securities	21,549	411	25,350	952	46,899	1,363
Corporate debt securities	6,694	29	481	19	7,175	48

Total debt securities	48,109	554	49,325	1,477	97,434	2,031
Marketable equity securities	3,867	170	273	79	4,140	249

Total	$51,976	$724	$49,598	$1,556	$101,574	$2,280

December 31, 2005	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Available for sale:
U.S. Government and agency Obligations	$1,973	$1	$—	$—	$1,973	$1
U.S. Government sponsored enterprises	14,846	154	17,644	355	32,490	509
Mortgage-backed securities	21,423	308	27,032	782	48,455	1,090
Corporate debt securities	5,169	89	467	33	5,636	122

Total debt securities	43,411	552	45,143	1,170	88,554	1,722
Marketable equity securities	5,491	220	354	25	5,845	245

Total	$48,902	$772	$45,497	$1,195	$94,399	$1,967

As of March 31, 2006 and December 31, 2005, management determined that none of the securities in an unrealized loss position were other than temporarily impaired based on their evaluation of current market trends, the nature of the investments and industry analysis. Management has both the intent and ability to hold the securities with unrealized losses for twelve months or more for the time necessary to recover the amortized cost.

6.	Loans Receivable and Allowance for Loan Losses:

A summary of the Company’s loan portfolio at March 31, 2006 and December 31, 2005 is as follows:

	March 31,		December 31,
	2006		2005
	(Dollars in thousands)
Real estate loans:
Residential	$579,701	62.3%	$557,306	64.3%
Commercial	174,244	18.7%	149,006	17.2%
Construction	67,633	7.3%	47,105	5.4%

	821,578		753,417

Commercial business loans	104,261	11.2%	109,099	12.6%
Installment, collateral and other loans	4,443	0.5%	4,119	0.5%

Total loans	930,282	100.0%	866,635	100.0%

Net deferred loan costs and premiums	1,724		1,740

Allowance for loan losses	(8,713)		(8,675)

Loans, net	$923,293		$859,700

Changes in the allowance for loan losses for the periods ended March 31, 2006 and March 31, 2005 are as follows:

	At or For
	the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Allowance, at beginning of year	$8,675	$6,371
Provision for loan losses	450	750
Loans charged-off	(425)	(341)
Recoveries of loans previously charged off	13	9

Balance, end of period	$8,713	$6,789

7.	Deposits:

Deposits at March 31, 2006 and December 31, 2005 were as follows:

	March 31,		December 31,
	2006		2005
	(Dollars in thousands)
Demand deposits	$88,184	11.2%	$85,855	11.3%
NOW accounts	92,558	11.7%	90,706	11.9%
Regular savings	146,160	18.4%	151,551	19.9%
Money market and investment savings	111,981	14.2%	98,363	12.9%
Club accounts	485	0.1%	206	0.0%

Total transaction accounts	439,368	55.6%	426,681	56.0%

Time deposits	350,684	44.4%	334,715	44.0%

Total deposits	$790,052	100.0%	$761,396	100.0%

A summary of interest expense by account type for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Savings and demand deposits	$935	$713
Time deposits	2,864	1,778

	$3,799	$2,491

8.	Borrowings:

The Bank is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). At March 31, 2006 and December 31, 2005, the Bank had access to a pre-approved secured line of credit with the FHLBB of $10 million and the capacity to obtain additional advances up to a certain percentage of the value of its qualified collateral, as defined in the FHLBB Statement of Credit Policy. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At March 31, 2006 and December 31, 2005, there were no advances outstanding under the line of credit. Other outstanding advances from the FHLBB aggregated $163.2 million at March 31, 2006, at interest rates ranging from 2.77% to 6.47%, and $130.9 million at December 31, 2005, at interest rates ranging from 2.77% to 6.47%.

As of March 31, 2006, $50.0 million of FHLBB borrowings were scheduled to mature in less than one year. The balance of $113.2 million is due at various maturity dates in 2007 through 2013.

9.	Benefit Plans:

The Company sponsors a noncontributory defined benefit pension plan (the “Pension Plan”) covering all full-time employees hired before January 1, 2005. Participants become 100% vested after five years of employment. The Company’s funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes, while meeting the minimum funding standards established by the ERISA.

The Company uses October 1 as the measurement date for its pension plan and January 1 for its post-retirement benefit plan.

In January 2004, the Bank entered into a supplemental retirement agreement with an executive officer of the Bank. Additionally, effective December 1, 2004, the Bank adopted the Supplemental Executive Retirement Plan (the “SERP”) covering two designated executive officers of the Company. The SERP provides the two designated officers with a retirement benefit equal to 70% of their respective average annual earnings, as defined.

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

The amounts related to the Pension Plan, Supplemental Plans and the SERPs are reflected in the tables that follow as “Pension Plans”:

Components of Net Periodic Benefit Cost

	Pension Plans		Post-Retirement Benefits
	Three Months Ended March 31,
	2006	2005	2006	2005
Service cost	$199	$200	$3	$2
Interest cost	222	182	24	20
Expected return on plan assets	(244)	(210)	—	—
Amortization of net actuarial losses	124	84	15	8
Amortization of prior service cost (benefits)	155	155	5	(1)

Net periodic benefit cost	$456	$411	$47	$29

No contributions have been made to the pension plan for the three months ended March 31, 2006. During that same period, $24,000 was contributed to the post-retirement plan. The Company anticipates contributing $1.0 million and $79,000 during the year ended December 31, 2006, to fund the pension and post retirement benefit plans, respectively.

401(k) Plan: The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested instead of the matching contribution previously provided to participants of the 401(k) Plan. The 401(k) expense for the quarters ended March 31, 2006 and 2005 was $128,000 and 68,000, respectively.

Employee Stock Ownership Plan: As part of the reorganization and stock offering completed in May 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees of the Bank, and authorized the Company to lend the funds to the ESOP to purchase 699,659 or 3.6% of the shares issued in the initial public offering. Upon completion of the reorganization, the ESOP borrowed $4.4 million from the Company to purchase 437,287 shares of common stock. The 262,372 remaining authorized shares were subsequently purchased by the ESOP in the open market at a cost of $3.5 million with additional funds borrowed from the Company. The Bank intends to make annual contributions to the ESOP that will be adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP.

The interest rate for the ESOP loan is the prime rate plus one percent, or 8.75% as of March 31, 2006. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of March 31, 2006, the outstanding principal and interest due was $7.2 million, and principal payments of $861,000 have been made on the loan since inception.

ESOP expense for the quarter ended March 31, 2006 was $249,000. At March 31, 2006, there were 69,477 allocated, 488 unallocated and 629,694 unreleased ESOP shares, and the unreleased shares had an aggregate fair value of $9.0 million.

10.	Other Comprehensive (Loss) Income:

The following table summarizes the components of other comprehensive (loss) income and the related tax effects for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In thousands)
Unrealized losses arising during the period	$(228)	$78	$(150)

Add reclassification adjustment for net gain from sale of securities recognized in net income	114	(39)	75

Total other comprehensive loss	$(114)	$39	$(75)

	Three Months Ended March 31, 2005
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In thousands)
Unrealized losses arising during the period	$(1,895)	$645	$(1,250)

Add reclassification adjustment for net gain from sale of securities recognized in net income	78	(27)	51

Total other comprehensive loss	$(1,817)	$618	$(1,199)

11.	Commitments and Contingencies:

Financial Instruments With Off-Balance Sheet Risk:

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, undisbursed portions of construction loans, unused commercial and consumer lines of credit and stand-by letters of credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral obligations become worthless as it may for on-balance sheet instruments. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(In thousands)
Commitments to extend credit:
Future loan commitments	$43,004	$51,964
Undisbursed construction loans	74,472	64,143
Undisbursed home equity lines of credit	93,491	82,119
Undisbursed commercial lines of credit	18,986	17,127
Standby letters of credit	11,570	10,107
Unused checking overdraft lines of credit	95	98

	$241,618	$225,558

12.	Legal Matters:

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

13.	Regulatory Matters:

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Bank was classified at its most recent notification as “well capitalized”. At March 31, 2006, the Company and the Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

The following is a summary of the Company and the Bank’s regulatory capital amounts and ratios as of March 31, 2006 and December 31, 2005 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Rockville Bank:
March 31, 2006
Total capital to risk weighted assets	$119,897	12.5%	$76,734	8.0%	$95,918	10.0%
Tier I capital to risk weighted assets	110,825	11.6	38,216	4.0	57,323	6.0
Tier I capital to total average assets	110,825	10.4	42,625	4.0	53,281	5.0

Rockville Bank:
December 31, 2005
Total capital to risk weighted assets	$117,882	15.5%	$60,842	8.0%	$76,053	10.0%
Tier I capital to risk weighted assets	108,898	14.3	30,461	4.0	45,692	6.0
Tier I capital to total average assets	108,898	10.6	41,094	4.0	51,367	5.0

Rockville Financial, Inc.:
March 31, 2006
Total capital to risk weighted assets	$157,470	16.5%	$76,349	8.0%	$95,436	10.0%
Tier I capital to risk weighted assets	148,398	15.5	38,296	4.0	57,444	6.0
Tier I capital to total average assets	148,398	13.9	42,704	4.0	53,381	5.0

Rockville Financial, Inc.:
December 31, 2005
Total capital to risk weighted assets	$156,000	20.4%	$61,176	8.0%	$76,471	10.0%
Tier I capital to risk weighted assets	147,016	19.3	30,470	4.0	45,704	6.0
Tier I capital to total average assets	147,016	14.3	41,123	4.0	51,404	5.0
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

Income taxes are provided on an interim basis using the estimated annual effective tax rate. Our effective tax rate differs from the statutory rate of 35% for the three months ended March 31, 2006 and March 31, 2005 primarily due to the dividend received deduction and non-taxable earnings on bank owned life insurance for both periods.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements

This Form 10-Q contains forward-looking statements that are within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of the management of the Company and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Company’s results to differ materially from those set forth in such forward-looking statements.

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

Factors that could cause this difference—many of which are beyond the Company’s control—include the following, without limitation:
•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect the Company’s business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Competitive pressures among financial services companies may increase significantly.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect the Company or its businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices.

•	Strong competition within our market area may limit our growth and profitability.

•	We may be unable to leverage stock sale proceeds efficiently and effectively.

•	The Company may not manage the risks involved in the foregoing as well as anticipated.
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

Overview

Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed on December 17, 2004. The Reorganization and Minority Stock Issuance Plan (the “Plan”) adopted by the Company’s and Rockville Bank’s Boards of Directors was completed on May 20, 2005. Pursuant to the Plan, the Company became a mid-tier holding company. Rockville Financial MHC, Inc. holds fifty-five percent of the Company’s common stock, and the Company became the holder of all the common stock of Rockville Bank (the “Bank”). The Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and seventeen branches located in Hartford and Tolland counties in Connecticut. The Bank’s deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

The Company strives to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in the market areas that it has served since 1858. Rockville Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as residential and commercial real estate loans, consumer loans and a variety of deposit products. Our business philosophy is to remain a community-oriented franchise and to continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include expanding our banking network by pursuing new branch locations and branch acquisition opportunities in our market area, continuing our residential mortgage lending activities which comprise a majority of our loan portfolio and expanding our commercial real estate and commercial business lending activities.

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

Management believes the policy for evaluating securities for other than temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income. As of March 31, 2006, there was an aggregate $1.6 million of unrealized losses related to $49.6 million of securities in an unrealized loss position for 12 or more consecutive months which management determined, based on current market trends, the nature of the investments, industry analysis, and other evaluations, were not other than temporarily impaired. The unrealized losses primarily result from increasing interest rates. If management’s judgment regarding impairment of these securities changes in the future, it will reduce our net income accordingly.

Income Taxes: We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1998 through March 31, 2006; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. Management believes its tax policies and practices are critical because the determination of the tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We have no plans to change the tax recognition methodology in the future. If our estimated valuation allowance is too high or too low it will affect our future net income. As of March 31, 2006, our net deferred tax asset was $3.6 million and there was no valuation allowance.

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

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage servicing income, bank owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the quarters ended March 31, 2006 and 2005.

Income Statement Summary

	Three Months Ended
	March 31,
	2006	2005	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$8,897	$7,251	$1,646	22.7%
Provision for loan losses	450	750	300	(40.0)
Noninterest income	1,001	895	106	11.8
Noninterest expenses	6,530	6,119	(411)	(6.7)

Income before income taxes	2,918	1,277	1,641	128.5
Provision for income taxes	969	360	(609)	(169.2)

Net income	$1,949	$917	$1,032	112.5%

Earnings Summary: Net income increased by $1.0 million, or 112.5%, to $1.9 million for the quarter ended March 31, 2006 from $917,000 for the same period in the prior year. The increase in net income primarily resulted from a $1.6 million, or 22.7% increase in our net interest income, a $300,000, or 40.0% decline in the provision for loan losses, a $106,000, or 11.8% increase in noninterest income, partially offset by a $411,000, or 6.7% increase in noninterest expense and a $609,000, or 169.2%, increase in the provision for income taxes.

The $1.6 million increase in our net interest income is predominately due to an $85.1 million, or 78.6% increase in average net interest-earning assets and a 10 basis point increase in the net interest margin. The increase in the average net interest-earning assets reflects the use of proceeds from the May 2005 stock issuance in funding loan growth.

The $300,000 decline in the provision for loan losses is the result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio.

The $106,000 increase in noninterest income is principally due to a $70,000 increase in service charges primarily due to a $60,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network and an increase on the net gains on sales of securities of $36,000.

The $411,000 increase in noninterest expense is primarily due to an increase of $369,000 in salary and employee benefits, a $67,000 increase in service bureau fees, a $165,000 increase in occupancy costs and a $95,000 increase in other noninterest expense partially offset by a $159,000 decrease in professional fees and a $137,000 decline in marketing and promotions expense. The $369,000 increase in salary and employee benefits reflects an increase of $138,000 in salary costs principally incurred in connection with the expansion of branch facilities and the commercial lending division, a $249,000 employee stock ownership plan (“ESOP”) expense recorded for the ESOP plan which was established in May 2005 as part of the stock offering and reorganization, and a decrease of $23,000 in other employee benefits. The $67,000 increase in service bureau fees is mainly due to $50,000 and $24,000 increase in core processing services and ATM servicing costs, respectively, offset by a slight decline of $7,000 in wide area network costs. The higher service costs are primarily attributable to the opening of a new branch in January 2006, the addition of ten ATMs to our ATM network and the cost associated with increased processing costs due to the overall growth experienced in loans, deposits and debit card processing. The $165,000 increase in occupancy expense is largely due to increased costs of expanding our branch and ATM network and completing our construction of our Tolland branch office which was previously operated from a temporary facility. The decline of $159,000 in professional fees was mainly due to increased cost incurred in the prior period associated with preparing for compliance with Section 404 of the Sarbanes Oxley Act. The $137,000 decrease in marketing expense is primarily due to the timing of marketing programs and the result of cost containment measures implemented in 2006.

The $609,000 increase in the provision for income taxes is chiefly due to a 128.6% increase in income before taxes and an increase in the estimated effective tax rate for the quarter ended March 31, 2006 to 33.2% from 28.2% for the same period in the prior year due to the increase in the average fair value of the Company’s stock price used to record ESOP expense being limited to cost for tax deduction purposes.

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

	Three Months Ended March 31,
	2006			2005
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Loans receivable, net	$881,150	$12,857	5.84%	$714,887	$9,623	5.38%
Available for sale securities	128,806	1,336	4.14	133,368	1,302	3.91
Federal Home Loan Bank stock	8,568	111	5.18	7,535	75	3.98
Other earning assets	3,748	23	2.46	3,244	18	2.21

Total interest-earning assets	1,022,272	14,327	5.61	859,034	11,018	5.13

Noninterest-earning assets	50,754			42,326

Total assets	$1,073,026			$901,360

Interest-bearing liabilities:
NOW and money market accounts	$189,087	703	1.49	$175,739	459	1.04
Savings accounts	148,543	223	0.60	164,819	247	0.60
Certificates of deposit	337,923	2,864	3.39	280,009	1,778	2.54

Total interest-bearing deposits	675,553	3,790	2.24	620,567	2,484	1.60

Mortgagor’s and investor’s escrow accounts	2,032	9	1.77	1,851	7	1.51

Advances from the Federal Home Loan Bank	151,332	1,631	4.31	128,351	1,276	3.98

Total interest-bearing liabilities	828,917	5,430	2.62%	750,769	3,767	2.01%

Noninterest-bearing liabilities	92,158			81,372

Total liabilities	921,075			832,141
Capital	151,951			69,219

Total liabilities and capital	$1,073,026			$901,360

Net interest income		$8,897			$7,251

Net interest rate spread (1)			2.99%			3.12%
Net interest-earning assets (2)	$193,355			$108,265

Net interest margin (3)			3.48%			3.38%
Average interest-earning assets to average interest-bearing liabilities			123.33%			114.42%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended
	March 31, 2006
	Compared to
	March 31, 2005
	Increase/(Decrease)
	Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,365	$869	$3,234
Securities int & inc from other assets	(168)	243	75

Total earning assets	2,197	1,112	3,309

Interest expense:
NOW and money market accounts	36	208	244
Savings accounts	(47)	25	(22)
Time deposits	415	671	1,086

Total interest-bearing deposits	404	904	1,308
FHLB Advances	243	112	355

Total interest bearing liabilities	647	1,016	1,663

Change in net interest income	$1,550	$96	$1,646

Net Interest Income: Net interest income before the provision for loan loss was $8.9 million for the quarter ended March 31, 2006, compared to $7.3 million for the same period in the prior year. The $1.6 million, or 22.7% increase in our net interest income is primarily due to an $85.1 million, or 78.6% increase in average net interest-earning assets and a 10 basis point increase in the net interest margin. Average earning assets increased by $163.2 million, or 19.0% to $1.0 billion as of March 31, 2006 when compared to the same period in the prior year. The increase in the average net interest-earning assets and average earning assets reflects the use of stock proceeds in funding loan growth. Our net interest margin increased 10 basis points to 3.48% for the quarter ended March 31, 2006 from 3.38% for the same period in the prior year. Our net interest rate spread declined 13 basis points due to an increase in our cost of funds resulting from the rising rate environment we are currently operating in and the strong competition for deposits in our market area, which was partially offset by the increase in our earning asset yield.

Interest and Dividend Income: Interest and dividend income increased by $3.3 million, or 30.0%, to $14.3 million for the quarter ended March 31, 2006 from $11.0 million for the same period in the prior year. Our yield on earning assets for the quarter ended March 31, 2006 increased 48 basis points to 5.61% when compared to 5.13% for the quarter ended March 31, 2005. Interest income on loans receivable increased by $3.2 million, or 33.6%, to $12.9 million from $9.6 million. The increase in interest and dividend income was due to a $166.3 million, or a 23.3% increase in average loans receivable augmented by a 46 basis point increase in the average yield on the loan portfolio. The increase in the average yield was attributable to rising interest rates slightly dampened by a competitive loan environment. The effect of the rising rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with an interest rate which adjusts annually based on the one-year Constant Maturity Treasury Bill Index, after either a one-, three-, four-, five-, seven-, or nine-year initial fixed rate period. The prime rate used as an index to re-price various commercial and home equity adjustable loans increased 200 basis points during the past year to 7.75% as of March 31, 2006 from 5.75% at March 31, 2005. Interest and dividend income on available for sale securities and other interest-bearing assets increased $75,000, or 5.4%, when compared to the same period in the prior year.

Interest Expense: Interest expense for the quarter ended March 31, 2006 increased $1.7 million or 44.1% to $5.4 million from $3.8 million from the same period in the prior year. The increase resulted from a $78.1 million, or a 10.4% increase in average interest-bearing liabilities and an increase of 61 basis points paid on average interest-bearing liabilities for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The increase in the cost of funds was due to a rising interest rate environment and was partially mitigated by the increased use of short-term wholesale funding and deposit account promotions used to attract lower cost core deposits. Average balances on interest-bearing deposits rose to $675.6 million, an increase of $55.0 million or 8.9% as of March 31, 2006 compared to $620.6 million as of March 31, 2005. Average balances on advances from the Federal Home Loan Bank increased $23.0 million, or 17.9%, to $151.3 million as of March 31, 2006 from $128.4 million as of March 31, 2005.

Provision for Loan Losses: The allowance for loan losses is maintained at a level necessary to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded a provision of $450,000 for the quarter ended March 31, 2006, a decrease of $300,000 compared to the same period in the prior year. At March 31, 2006, the allowance for loan losses totaled $8.7 million, or 543.5% of non-performing loans, and 0.94% of total loans, compared to $6.8 million at March 31, 2005, or 105.0% of non-performing loans and .92% of total loans. The improvement in the allowance as a percentage of non-performing loans reflects the reduction of non-performing loans due to a $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and was brought current on April 1, 2005.

NonInterest Income: We have the following sources of noninterest income: banking service charges on deposit accounts, brokerage and insurance fees from Infinex, the Bank’s on-premise provider of non-deposit investment services, bank owned life insurance and mortgage servicing income.

Noninterest income increased by $106,000 or 11.8%, to $1.0 million for the quarter ended March 31, 2006 from $895,000 earned during the same period in the prior year. Service charges and fees increased $70,000, or 8.5%, to $887,000 for the quarter ended March 31, 2006 compared to $817,000 for the quarter ended March 31, 2005. The increase in noninterest income was principally due to a $60,000 increase in ATM fees due to increased volume in debit card transactions, additions made to our ATM network and an increase on the net gains on sales of securities of $36,000.

NonInterest Expense: Noninterest expense increased by $411,000, or 6.7%, to $6.5 million for the quarter ended March 31, 2006 from $6.1 million for the same period in the prior year. The following table summarizes noninterest expense for the quarter ended March 31, 2006 and 2005:

	Three Months
	Ended
	March 31,		Increase
	2006	2005	(Decrease)
	(In thousands)
Salaries and employee benefits	$3,426	$3,057	$369
Service bureau fees	705	638	67
Occupancy and equipment	906	741	165
Professional fees	250	409	(159)
Marketing and promotions	218	355	(137)
Insurance and FDIC assessments	54	43	11
Other	971	876	95

Total noninterest expense	$6,530	$6,119	$411

Salary and benefits increased $369,000 due to an increased staffing level in connection with the expansion of branch facilities and the commercial lending division, a $249,000 employee stock ownership plan (“ESOP”) expense recorded for the ESOP plan which was established in May 2005 as part of the stock offering and reorganization, and a decrease of $23,000 in other employee benefits. The $67,000 increase in service bureau fees is mainly due to $50,000 and $24,000 increase in core processing services and ATM servicing costs, respectively, offset by a slight decline of $7,000 in wide area network costs. The higher service costs are primarily attributable to the opening of a new branch in January 2006, the addition of ten ATM’s to our ATM network and the cost associated with increased processing costs due to the overall growth experienced in loans, deposits and debit card processing. The $165,000 increase in occupancy expense is largely due to increased costs of expanding our branch and ATM network and completing the construction of our Tolland branch office which was previously operated from a temporary facility. The decline of $159,000 in professional fees was mainly due to increased cost incurred in the prior period associated with preparing for compliance with Section 404 of the Sarbanes Oxley Act. The $137,000 decrease in marketing expense is primarily due to the timing of marketing programs and the result of cost containment measures implemented in 2006.

Other noninterest expense increased by $95,000 or 10.8% to $971,000 for the quarter ended March 31, 2006 compared to $876,000 for the same period in the prior year. Significant components of other noninterest expense are as follows:

	Three Months
	Ended
	March 31,		Increase
	2006	2005	(Decrease)
	(In thousands)
Directors fees	$84	$90	$(6)
Appraisal and credit report	119	95	24
Telephone	31	62	(31)
Postage	86	53	33
Courier	83	57	26
Dues and subscriptions	51	43	8
Service charges	31	33	(2)
Printing and forms	87	28	59
Other	399	415	(16)

Total other noninterest expense	$971	$876	$95

Income Tax Expense: Income tax expense increased $609,000 or 169.2% to $969,000 for the quarter ended March 31, 2006 as compared to $360,000 incurred for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The increase in the provision for income taxes is due to an increase in the estimated effective tax rate for the quarter ended March 31, 2006 to 33.2% from 28.2% for the same period in the prior year due to the increase in the average fair value of the Company’s stock price used to record ESOP expense being limited to cost for tax deduction purposes. Our effective tax rate differs from the statutory rate of 35% for the three months ended March 31, 2006 and March 31, 2005 primarily due to the dividend received deduction, non-taxable earnings on bank owned life insurance and the add-back of the excess of fair value over the cost basis of ESOP expense to taxable income for both periods.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Summary: The Company’s total assets increased $59.8 million, or 5.7%, to $1.12 billion at March 31, 2006, primarily due to a $63.6 million increase in loans receivable partially offset by a $4.3 million reduction in cash and cash equivalents as short-term investments were partially used to fund loan growth. Available for sale investment securities remained constant at $129.0 million as of March 31, 2006 compared to the balance outstanding at December 31, 2005. Net loans receivable increased 7.4%, to $923.3 million at March 31, 2006 as compared to $859.7 million at December 31, 2005 primarily due to increases in commercial real estate, one-to-four family residential and construction mortgages.

Deposits increased $28.7 million, or 3.8%, to 790.1 million at March 31, 2006. The growth was principally attributable to increases in demand deposits, NOW accounts, money market and investment savings accounts and time deposits due to expanded branch operations and successful deposit account promotions. Federal Home Loan Bank advances increased $32.4 million, or 24.7%, to $163.2 million at March 31, 2006 from $130.9 at December 31, 2005. The Federal Home Loan Bank borrowing increases were primarily used to fund loan growth.

Total capital increased $1.3 million, or 0.9%, to $152.2 million at March 31, 2006 compared to $150.9 million at December 31, 2005 primarily due to earnings offset by ESOP purchases and ESOP compensation expense.

Investment Securities: At March 31, 2006, the Company’s investment portfolio, consisted solely of available for sale securities, was $129.0 million, or 11.6% of total assets. At March 31, 2006, the net unrealized gain on investment securities available for sale was $1.3 million, net of taxes, compared to $1.4 million as of December 31, 2005. Rising market interest rates continued to negatively impact the fair value of the Company’s debt securities and such losses were offset by gains experienced in the marketable equity security portfolio during the quarter ended March 31, 2006.

Lending Activities: Net loans receivable increased $63.6 million, or 7.4%, to $923.3 million at March 31, 2006 as compared to $859.7 million at December 31, 2005 primarily due to increases in commercial real estate, one-to-four family residential and construction mortgages.

Residential real estate loans increased $22.4 million, or 4.0%, to $579.7 million. Commercial real estate loans increased $25.2 million, or 16.9%, to $174.2 million. Construction loans increased $20.5 million, or 43.6%, to $67.6 million. The increase in loans reflects continued demand for loans, an increase in our branch network and commercial lending staff. Commercial business loans includes $37.2 million and $43.2 million of loans fully guaranteed by the United States Department of Agriculture as of March 31, 2006 and December 31, 2005, respectively. The remaining commercial business loans represent loans partially guaranteed by the Small Business Administration, revolving business lines of credit and term loans. Management expects to grow the commercial real estate, commercial construction and commercial business loan portfolios due to the expansion of the commercial lending division.

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

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
Residential(1)	$666	$821
Commercial	413	667
Commercial business loans	42	172
Installment, collateral and other loans	18	6

Total nonaccrual loans(2)	1,139	1,666
Accruing loan past due 90 days or more(3)	—	4,897
Troubled debt restructurings	464	614

Total non-performing loans	1,603	7,177
Real estate owned	—	—

Total non-performing assets	$1,603	$7,177

Total non-performing loans to total loans	0.17%	0.83%
Total non-performing loans to total assets	0.14%	0.68%
Allowance for loan losses as a percent of total loans	0.94%	1.00%
Allowance for loan losses as a percent of non-performing loans	543.5%	120.9%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on nonaccrual loans totaled $54,000 for the three months ended March 31, 2006 and $59,000 for the year ended December 31, 2005.

(3)	Balance represents a loan that is fully guaranteed by the United States Agriculture Department and was repaid in full in January 2006.

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

General Valuation Allowance. The Bank establishes an allowance for loans that are deemed to have a normal risk profile in recognition of the fact that some inherent expected future loss is associated with the extension of credit. The allowance amount is determined by loan type, historical loss experience for that particular loan type, credit quality trends, delinquency levels, quality of collateral and changes in general economic and business conditions.

Adversely Graded Loans. A loan is considered adversely graded when it has a higher than normal risk profile with the possibility of not receiving timely loan payments and is graded by the degree of risk. Depending on the loan grade, the type of loan and the degree of collateral protection, a percentage allocation is made in determining the adequacy of the Allowance for Loan Losses.

Specific Allowance. Adversely graded loans are reviewed individually in order to ensure that the percentage allocation adequately reflects the identified risk level. If the risk level exceeds the standard percentage allocation, then a specific allowance is established for that loan.

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

The allowance for loan losses was $8.7 million at March 31, 2006 and December 31, 2005. The increase in the allowance resulted from a $450,000 provision for loan losses for the quarter ended March 31, 2006 offset by $412,000 in net charge-offs. The allowance was deemed adequate based upon management’s analysis and includes a reduction of $300,000 for the provision recorded during the quarter ended March 31, 2006 when compared to the same period in the prior year as a result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio. At March 31, 2006, the allowance for loan losses represented 0.94% of total loans and 543.5% of non-performing loans, compared to 1.0% of total loans and 120.9% of non-performing loans as of December 31, 2005. The improvement in the allowance as a percentage of non-performing loans reflects the reduction of non-performing loans due to a $4.9 million fully guaranteed United

States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005 that was repaid in full in January 2006.

Deposits: Deposits increased $28.7 million, or 3.8%, to $790.1 million at March 31, 2006. The growth was principally attributable to increases in demand deposits, NOW accounts, money market and investment savings accounts and time deposits due to expanded branch operations and successful deposit account promotions.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2006 and December 31, 2005, respectively, $19.3 million and $23.6 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.

During the quarters ended March 31, 2006 and 2005, our loan originations and purchases, net of collected principal and loan sales, totaled $64.1 million and $37.6 million, respectively, reflecting net growth in our portfolio. Cash received from the calls and maturities of investment securities totaled $2.8 million and $4.1 million during the quarters ended March 31, 2006 and 2005, respectively. We purchased $6.9 million and $6.2 million and received proceeds from the sale of $976,000 and $2.7 million in available for sale investment securities during the quarters ended March 31, 2006 and 2005, respectively. The Company received $3.2 million and $3.7 million in principal payments on available for sale mortgage-backed securities during the quarters ended March 31, 2006 and 2005, respectively.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $28.7 million and $25.7 million for the quarters ended March 31, 2006 and 2005, respectively.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At March 31, 2006, we had $163.2 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $149.6 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 20% of total assets, or $223.2 million at March 31, 2006.

At March 31, 2006, we had outstanding commitments to originate loans of $43.0 million and unfunded commitments under lines of credit and stand-by letters of credit of $198.6 million. At March 31, 2006, time deposits scheduled to mature in less than one year totaled $273.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

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

Quantitative Analysis:

Income Simulation: Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage
Increase (Decrease) in
Estimated Net
Interest Income
Over 12 Months
200 basis point increase in rates	(2.6)
200 basis point decrease in rates	(4.5)
Rockville Bank’s Asset/Liability policy limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, our return on assets (“ROA”) may change by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA ( for every 100 basis point interest rate change), whichever is less. These limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to decrease by a greater amount if interest rates fall. At March 31, 2006, income at risk (i.e., the change in net interest income) decreased 2.6% and 4.5% based on a 200 basis point increase or decrease, respectively. At March 31, 2006, return on assets is modeled to decrease by 4 and 10 basis points based on a 200 basis point increase and a 200 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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
Item 1A. Risk Factors
There have been no material changes in the discussion pertaining to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.
Item 6. Exhibits
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

10.1.6	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Ratna Ray, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.7	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Laurie A. Rosner, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.2.1	Supplemental Savings and Retirement Plan of Rockville Bank (incorporated herein by reference to Exhibit 10.13 to the Pre-Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on March 29, 2005)

10.2.2	First amendment to Exhibit 10.2.1, the Supplemental Savings and Retirement Plan of Rockville Bank (incorporated herein by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).

10.2.3	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).

10.2.4	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.2.5	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.2.6	Rockville Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.12 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

14	Standards of Conduct Policy for Senior Financial Officers (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).

14.1.1	Standards of Conduct Policy for the Board of Directors (incorporated herein by reference to Exhibit 14.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.

By:	/s/ Mr. William J. McGurk

Mr. William J. McGurk
President and Chief Executive Officer

Date:	May 15, 2006

By:	/s/ Mr. Gregory A. White

Mr. Gregory A. White
Chief Financial Officer and Treasurer

Date:	May 15, 2006