Form 10-Q
period 2006-06-30
Rockville Financial Inc.
filed 2006-08-11
CIK 1311131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2006.
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
As of August 11, 2006, there were 19,435,000 shares of Registrant’s no par value common stock outstanding.

Rockville Financial, Inc.	2

Part I — FINANCIAL INFORMATION
     Item 1. Interim Financial Statements
Rockville Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Condition
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2006	December 31,
	2006	2005
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$25,981	$18,117
Short-term investments	1,931	5,494

Total cash and cash equivalents	27,912	23,611
AVAILABLE FOR SALE SECURITIES-At fair value	120,584	129,049
LOANS RECEIVABLE (Net of allowance for loan losses of $9,264 in 2006 and $8,675 in 2005)	954,866	859,700
FEDERAL HOME LOAN BANK STOCK	9,836	8,498
ACCRUED INTEREST RECEIVABLE	3,836	3,777
DEFERRED TAX ASSET-Net	3,329	3,417
BANK PREMISES AND EQUIPMENT-Net	12,508	11,317
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	8,778	8,615
OTHER ASSETS	6,625	7,115

TOTAL	$1,149,344	$1,056,169

LIABILITIES AND CAPITAL

LIABILITIES
Deposits:
Non-interest bearing	$91,486	$85,855
Interest bearing	757,126	675,541

Total deposits	848,612	761,396
MORTGAGORS AND INVESTORS ESCROW ACCOUNTS	2,807	4,794
ADVANCES FROM THE FEDERAL HOME LOAN BANK	135,263	130,867
ACCRUED EXPENSES AND OTHER LIABILITIES	8,258	8,207

Total liabilities	994,940	905,264

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,435,000 shares issued and outstanding)	85,249	85,249
Additional paid in capital	361	213
Unallocated stock held by ESOP	(6,835)	(6,368)
Retained earnings	74,835	70,764
Accumulated other comprehensive income, net of tax	794	1,047

Total capital	154,404	150,905

TOTAL	$1,149,344	$1,056,169

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	3

Rockville Financial, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME:
Loans	$13,991	$10,369	$26,848	$19,992
Securities-interest	1,215	1,221	2,452	2,444
Interest bearing deposits	28	27	51	45
Securities-dividends	98	174	308	328

Total interest and dividend income	15,332	11,791	29,659	22,809

INTEREST EXPENSE
Deposits	4,450	2,602	8,249	5,093
Borrowed funds	1,890	1,206	3,521	2,482

Total interest expense	6,340	3,808	11,770	7,575

Net interest income	8,992	7,983	17,889	15,234

PROVISION FOR LOAN LOSSES	557	850	1,007	1,600

Net interest income after provision for loan losses	8,435	7,133	16,882	13,634

NONINTEREST INCOME:
Service charges and fees	1,027	904	1,914	1,721
Net gain from sale of securities	64	87	178	165

Total noninterest income	1,091	991	2,092	1,886

NONINTEREST EXPENSE:
Salaries and employee benefits	3,347	3,189	6,773	6,246
Service bureau fees	724	704	1,429	1,342
Occupancy and equipment	716	633	1,622	1,374
Professional fees	322	267	572	676
Marketing and promotions	296	215	514	570
Insurance and FDIC assessments	50	64	104	107
Contribution to Rockville Bank
Community Foundation, Inc.	—	3,887	—	3,887
Other	899	836	1,870	1,712

Total noninterest expense	6,354	9,795	12,884	15,914

INCOME (LOSS) BEFORE INCOME TAXES	3,172	(1,671)	6,090	(394)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	(1,050)	480	(2,019)	120

NET INCOME (LOSS)	$2,122	$(1,191)	$4,071	$(274)

(Continued)

Rockville Financial, Inc.	4

Rockville Financial, Inc.
Condensed Consolidated Statements of Income — Continued
(Unaudited)

		For the		For the
		Period from		Period from
	For the Three	May 20, 2005	For the Six	May 20, 2005
	Months Ended	to June 30,	Months Ended	to June 30,
	June 30, 2006	2005	June 30, 2006	2005
Net income (loss) per share (see Note 2):
Basic and diluted	$.11	$(.11)	$.22	$(.11)

Weighted average shares outstanding:
Basic and diluted	18,828,821	18,997,713	18,824,947	18,997,713
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	5

Rockville Financial, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2006
(In Thousands, Except Share Amounts)
(Unaudited)

				Unallocated		Accumulated
			Additional	Common		Other	Total
	Common Stock		Paid-in	Shares Held	Retained	Comprehensive	Stockholders’
	Shares	Dollars	Capital	by ESOP	Earnings	Income	Equity
Balance at January 1, 2006	19,435,000	$85,249	$213	$(6,368)	$70,764	$1,047	$150,905
Shares purchased for ESOP	—	—	—	(817)	—	—	(817)
Compensation expense for ESOP	—	—	148	350	—	—	498
Comprehensive income:
Net income	—	—	—	—	4,071	—	4,071
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	(253)	(253)

Total comprehensive income							3,818

Balance at June 30, 2006	19,435,000	$85,249	$361	$(6,835)	$74,835	$794	$154,404

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	6

Rockville Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,071	$(274)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments — net	99	183
Provision for loan losses	1,007	1,600
Contribution to Rockville Bank Community Foundation, Inc.	—	3,887
Net gain from sale of securities	(178)	(165)
Compensation expense for ESOP	498	254
Depreciation and amortization	643	569
Deferred income taxes	220	(734)
Increase in cash surrender value of bank owned life insurance	(163)	(166)
Change in assets and liabilities:
Deferred loan fees and premiums	(99)	(151)
Accrued interest receivable	(59)	(310)
Other assets	490	1,302
Accrued expenses and other liabilities	51	406

Net cash provided by operating activities	6,580	6,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	2,150	4,031
Proceeds from maturities of available for sale securities	7,250	7,584
Principal payments on available for sale mortgage-backed securities	7,378	7,628
Purchase of available for sale securities	(8,620)	(9,128)
Purchase of Federal Home Loan Bank Stock	(1,337)	(1,086)
Proceeds from sales of loans	948	—
Net increase in loans	(97,022)	(88,633)
Purchases of bank premises and equipment	(1,834)	(1,076)
Proceeds from the surrender of split dollar life insurance	—	1,317

Net cash used in investing activities	(91,087)	(79,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits	5,631	4,120
Net increase in interest bearing deposits	81,585	20,026
(Decrease) increase in mortgagors’ and investors’ escrow accounts	(1,987)	706
Proceeds from Federal Home Loan Bank advances	9,474	—
Repayments of Federal Home Loan Bank advances	(5,078)	(13,766)
Net proceeds from common stock offering	—	81,299
Acquisition of common stock for ESOP	(817)	(4,373)

Net cash provided by financing activities	88,808	88,012

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,301	15,050
CASH AND CASH EQUIVALENTS—Beginning of year	23,611	22,100

CASH AND CASH EQUIVALENTS—End of period	$27,912	$37,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$11,710	$7,590
Income taxes	$1,936	$400
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	7

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

The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the condensed financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Income earned during the year prior to May 20, 2005 is not included in the earning per share calculation because the shares of the Company’s common stock were not issued until May 20, 2005; therefore, per share information for prior periods is not meaningful.

Rockville Financial, Inc.	8

The following table sets forth the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and the period from May 20, 2005 to June 30, 2005:

	For the
	Three
	Months	For the Six
	Ended June	Months Ended
	30, 2006	June 30, 2006
	(Dollars in thousands,
	except per share information)
Net income	$2,122	$4,071

Weighted average shares outstanding	19,435,000	19,435,000
Less: Unallocated weighted average ESOP shares	(699,659)	(694,837)
Plus: Committed ESOP Shares	93,480	84,784

Basic and Diluted shares	18,828,821	18,824,947

Earnings per share:
Basic and Diluted	$.11	$.22

For the Period
from May 20,
2005 to June 30,
2005
(Dollars in
thousands,
except per share
information)
Net loss	$(2,031)

Weighted average shares outstanding:
Weighted average shares outstanding	19,435,000
Less: unearned ESOP shares	(437,287)

Basic and Diluted shares	18,997,713

Loss per share:
Basic and Diluted	$(.11)

3.	Stock-Based Compensation:

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

Rockville Financial, Inc.	9

the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date estimated fair value of those awards as calculated under the pro forma disclosure provisions of SFAS 123. The adoption of these new rules did not impact the Company’s condensed consolidated financial statements since the Company had not issued any stock options or restricted stock as of the adoption date.

The Board of Directors of the Company approved the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) on June 14, 2006. The Plan will not become effective unless it is approved by the Company’s shareholders on August 22, 2006. The Plan provides for the grant of incentive stock options which satisfy the requirements of Section 422 of the Internal Revenue Code (“ISOs”), non-qualified stock options which do not satisfy the requirements for ISO treatment (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, restricted stock units and other stock-based awards (“Stock Awards”) and performance shares and performance units (“Performance Awards”). No awards may be issued under the Plan unless the Plan is approved by the Company’s shareholders. The Plan as approved by the Board of Directors limits the total amount of Company shares which may be used for Stock Awards to 349,830 shares and for ISOs, NQSOs and SARs to 874,575 shares. Upon approval of the Plan by the Company’s shareholders, the Company will reserve 1,224,405 shares of common stock for issuance under the Plan. Shares of common stock to be issued under the Plan may be either authorized but un-issued shares, or reacquired shares held by the Company in its treasury. Any shares subject to a Stock Award which expires, terminates or is forfeited will again be available for issuance under the Plan.

4.	Other Recent Accounting Pronouncements:

In March 2006, the FASB issued SFAS No. 156, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — an Amendment of FASB Statement No.140, which requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized service assets and liabilities, the Statement will permit an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. The Statement also requires additional disclosures for all separately recognized servicing rights. The Statement is effective for new transactions occurring and for subsequent measurement after the first fiscal year that begins after September 15, 2006, which is January 1, 2007 for the Company. The adoption of these rules is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company must presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company has not yet quantified the impact of the adoption of FIN No. 48.

Rockville Financial, Inc.	10

5.	Benefit Plans:

The Company sponsors a noncontributory defined benefit pension plan (the “Pension Plan”) covering all full-time employees hired before January 1, 2005. Participants become 100% vested after five years of employment. The Company’s funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes, while meeting the minimum funding standards established by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended.

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

The amounts related to the Pension Plan, Supplemental Plans and the SERPs are reflected in the tables that follow as “Pension Plans”:

Components of Net Periodic Benefit Cost

	Pension Plans		Post-Retirement Benefits
	Three Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Service cost	$200	$200	$3	$2
Interest cost	222	182	23	19
Expected return on plan assets	(243)	(210)	—	—
Amortization of net actuarial losses	124	84	16	8
Amortization of prior service cost	155	155	5	—

Net periodic benefit cost	$458	$411	$47	$29

Rockville Financial, Inc.	11

	Pension Plans		Post-Retirement Benefits
	Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Service cost	$399	$400	$6	$4
Interest cost	444	364	47	39
Expected return on plan assets	(487)	(420)	—	—
Amortization of net actuarial losses	248	168	31	16
Amortization of prior service cost (benefits)	310	310	10	(1)

Net periodic benefit cost	$914	$822	$94	$58

No contributions have been made to the pension plan for the six months ended June 30, 2006. During that same period, $44,000 was contributed to the post-retirement plan. The Company anticipates contributing $1.0 million and an additional $59,000 during the year ended December 31, 2006, to fund the pension and post-retirement benefit plans, respectively.

401(k) Plan: The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested instead of the matching contribution previously provided to participants of the 401(k) Plan. The 401(k) expense for the six months ended June 30, 2006 and 2005 was $204,000 and $118,000, respectively.

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

The interest rate for the ESOP loan is the prime rate plus one percent, or 9.25% as of June 30, 2006. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of June 30, 2006, the outstanding principal and interest due was $7.0 million, and principal payments of $861,000 have been made on the loan since inception.

ESOP expense for the six months ended June 30, 2006 and 2005 was $498,000 and $254,000, respectively. At June 30, 2006, there were 69,477 allocated, 488 unallocated and 629,694 unreleased ESOP shares, and the unreleased shares had an aggregate fair value of $9.3 million.

6.	Other Comprehensive (Loss) Income:

The following table summarizes the components of other comprehensive (loss) income and the related tax effects for the three months and six months ended June 30, 2006 and 2005:

Rockville Financial, Inc.	12

	Three Months Ended June 30, 2006
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In thousands)
Unrealized losses arising during the period	$(334)	$114	$(220)

Add reclassification adjustment for net gain from sale of securities recognized in net income	64	(22)	42

Total other comprehensive loss	$(270)	$92	$(178)

	Three Months Ended June 30, 2005
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In thousands)
Unrealized gains arising during the period	$536	$(183)	$353

Add reclassification adjustment for net gain from sale of securities recognized in net income	87	(29)	58

Total other comprehensive income	$623	$(212)	$411

	Six Months Ended June 30, 2006
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In thousands)
Unrealized losses arising during the period	$(562)	$192	$(370)

Add reclassification adjustment for net gain from sale of securities recognized in net income	178	(61)	117

Total other comprehensive loss	$(384)	$131	$(253)

	Six Months Ended June 30, 2005
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In thousands)
Unrealized losses arising during the period	$(1,359)	$462	$(897)

Add reclassification adjustment for net gain from sale of securities recognized in net income	165	(56)	109

Total other comprehensive loss	$(1,194)	$406	$(788)

7.	Commitments and Contingencies:

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

Rockville Financial, Inc.	13

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(In thousands)
Commitments to extend credit:
Future loan commitments	$68,687	$51,964
Undisbursed construction loans	76,266	64,143
Undisbursed home equity lines of credit	101,901	82,119
Undisbursed commercial lines of credit	15,903	17,127
Standby letters of credit	12,095	10,107
Unused checking overdraft lines of credit	95	98

	$274,947	$225,558

8.	Legal Matters:

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

9.	Regulatory Matters:

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Bank was classified at its most recent notification as “well capitalized”. At June 30, 2006, the Company and the Bank exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of June 30, 2006 and December 31, 2005 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Rockville Bank:
June 30, 2006
Total capital to risk weighted assets	$122,491	14.1%	$68,498	8.0%	$86,873	10.0%
Tier I capital to risk weighted assets	112,925	13.0	34,746	4.0	52,119	6.0
Tier I capital to total average assets	112,925	10.3	43,854	4.0	54,818	5.0

Rockville Financial, Inc.	14

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Rockville Bank:
December 31, 2005
Total capital to risk weighted assets	$117,882	15.5%	$60,842	8.0%	$76,053	10.0%
Tier I capital to risk weighted assets	108,898	14.3	30,461	4.0	45,692	6.0
Tier I capital to total average assets	108,898	10.6	41,094	4.0	51,367	5.0

Rockville Financial, Inc.:
June 30, 2006
Total capital to risk weighted assets	$160,337	18.4%	$69,712	8.0%	$87,140	10.0%
Tier I capital to risk weighted assets	150,771	17.3	34,860	4.0	52,291	6.0
Tier I capital to total average assets	150,771	13.4	45,006	4.0	56,258	5.0

Rockville Financial, Inc.:
December 31, 2005
Total capital to risk weighted assets	$156,000	20.4%	$61,176	8.0%	$76,471	10.0%
Tier I capital to risk weighted assets	147,016	19.3	30,470	4.0	45,704	6.0
Tier I capital to total average assets	147,016	14.3	41,123	4.0	51,404	5.0
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

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of the management of the Company and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Company’s results to differ materially from those set forth in such forward-looking statements.

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

Rockville Financial, Inc.	15

Factors that could cause this difference—many of which are beyond the Company’s control—include the following, without limitation:
•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect the Company’s business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Competitive pressures among financial services companies may increase significantly.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect the Company or its businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loans products, financial products and deposit flow could impact our financial performance.

•	Strong competition within our market area may limit our growth and profitability.

•	We may be unable to leverage stock sale proceeds efficiently and effectively.

•	The Company may not manage the risks involved in the foregoing as well as anticipated.
Any forward-looking statements made by or on behalf of the Company in this Form 10-Q speak only as of the date of this Form 10-Q. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consider any further disclosures of a forward-looking nature the Company may make in future filings.

Overview

Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed on December 17, 2004. The Reorganization and Minority Stock Issuance Plan (the “Plan”) adopted by the Company’s and Rockville Bank’s Boards of Directors was completed on May 20, 2005. Pursuant to the Plan, the Company became a mid-tier holding company. Rockville Financial MHC, Inc. holds fifty-five percent of the Company’s common stock, and the Company holds all the common stock of Rockville Bank (the “Bank”). The Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and seventeen branches located in Hartford and Tolland counties in Connecticut. The Bank’s deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

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

Rockville Financial, Inc.	16

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

Management believes the policy for evaluating securities for other than temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income. As of June 30, 2006, there was an aggregate $1.3 million of unrealized losses related to $31.8 million of securities in an unrealized loss position for 12 or more consecutive months which management determined, based on current market trends, the nature of the investments, industry analysis, and other evaluations, were not other than temporarily impaired. The aggregate unrealized losses as of June 30, 2006 for securities in an unrealized loss position for 12 or more consecutive months consisted of $1.2 million and $92,000 in unrealized losses for debt securities and equity securities, related to $31.6 million and $260,000 of debt and equity securities, respectively. The $1.2 million of aggregate unrealized loss for debt securities in an unrealized loss position for 12 or more consecutive months as of June 30, 2006 consisted primarily of mortgage-backed securities. The unrealized losses on debt securities primarily result from increasing interest rates. If management’s judgment regarding impairment of these securities changes in the future, it will reduce our net income accordingly.

Income Taxes: We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences

Rockville Financial, Inc.	17

between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1998 through June 30, 2006; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. Management believes its tax policies and practices are critical because the determination of the tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We have no plans to change the tax recognition methodology in the future. If our estimated valuation allowance is too high or too low it will affect our future net income. As of June 30, 2006, our net deferred tax asset was $3.3 million and there was no valuation allowance.

Pension and Other Post-Retirement Benefits: We have a noncontributory defined benefit pension plan that provides benefits for substantially all employees hired before January 1, 2005 who meet certain requirements as to age and length of service. The benefits are based on years of service and average compensation, as defined. Our funding policy is to contribute annually the maximum amount that could be deducted for federal income tax purposes, while meeting the minimum funding standards established by ERISA.

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

Rockville Financial, Inc.	18

Comparison of Operating Results for the Three Months and Six Months Ended June 30, 2006 and 2005

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage servicing income, bank owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the three and six months ended June 30, 2006 and 2005.

Income Statement Summary

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
	(In thousands)
Net interest income	$8,992	$7,983	$1,009	$17,889	$15,234	$2,655
Provision for loan losses	557	850	293	1,007	1,600	593
Noninterest income	1,091	991	100	2,092	1,886	206
Operating expenses	6,354	5,908	(446)	12,884	12,027	(857)
Contribution to Rockville
Community Foundation	—	3,887	3,887	—	3,887	3,887

Income (loss) before income taxes	3,172	(1,671)	4,843	6,090	(394)	6,484
(Provision for) benefit from income taxes	(1,050)	480	(1,530)	(2,019)	120	(2,139)

Net income (loss)	$2,122	$(1,191)	$3,313	$4,071	$(274)	$4,345

Net income increased by $3.3 million, to $2.1 million for the quarter ended June 30, 2006 from a net loss of $1.2 million for the same period in the prior year. The increase in net income primarily resulted from a $1.0 million, or 12.6% increase in our net interest income, a $293,000, or 34.5% decline in the provision for loan losses, a $100,000, or 10.1% increase in noninterest income, a $3.4 million, or 35.1% decline in noninterest expense and a $1.5 million increase in the provision for income taxes. The decline in noninterest expense relates to a $3.9 million expense recorded in the three months ended June 30, 2005 for a contribution of the Company’s common stock to Rockville Bank Community Foundation, Inc. in connection with the Company’s initial public offering. Excluding the effect of the prior year stock contribution, net of related taxes, net income increased by $583,000 or 37.8% for the three months ended June 30, 2006 compared to same period in the prior year.

The $1.0 million increase in our net interest income is predominately due to a $38.7 million, or 24.7% increase in average net interest-earning assets, partially offset by a 20 basis point decline in our net interest margin due to the cost of interest-bearing liabilities rising faster than our yield on interest-earning assets in the current rising rate environment. Our net interest margin was 3.34% for the three months ended June 30, 2006. The increase in the average net interest-earning assets reflects the use of proceeds from the May 2005 stock issuance in funding loan growth. The Federal Home Loan Bank of Boston (“FHLBB”) revised its dividend schedule to delay the anticipated second quarter dividend payment of $116,000 and indicated that it expects to pay a half-year dividend payment in the third quarter but recognized that they can make no commitment as to the payment of any future dividends.

The $293,000 decline in the provision for loan losses are the result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio.

The $100,000 increase in noninterest income is principally due to a $123,000 increase in service charges primarily due to a $59,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network and a $46,000 increase in overdraft fees due to the growth in checking accounts offset by a decline in the net gains on sales of securities of $23,000.

Rockville Financial, Inc.	19

Excluding the $3.9 million foundation contribution expense recorded in the second quarter of the prior year, noninterest expense increased $446,000 or 7.5%, for the three months ended June 30, 2006 when compared to the same period in the prior year. The increase in noninterest expense, excluding the foundation contribution, was primarily attributable to an increase of $158,000 in salary and employee benefits, a $20,000 increase in service bureau fees, an $83,000 increase in occupancy and equipment costs, a $55,000 increase in professional fees, an $81,000 increase in marketing and promotions expense and a $63,000 increase in other noninterest expenses. The $158,000 increase in salary and employee benefits reflects an increase of $290,000 in salary costs principally incurred in connection with annual salary increases, the expansion of branch facilities and the commercial lending division, an increase of $24,000 in other employee benefits, partially offset by a $156,000 reduction resulting from the discontinuance of our phantom stock plan in 2005. The $20,000 increase in service bureau fees is mainly due to an increase in core processing services. The higher service costs are primarily attributable to the opening of a new branch in January 2006, additions to our ATM network and the cost associated with increased processing costs due to the overall growth experienced in loans, deposits and debit card processing. The $83,000 increase in occupancy expense is largely due to increased costs of expanding our branch and ATM network and completing construction of our Tolland branch office that was previously operated from a temporary facility. The $55,000 increase in professional fees was primarily due to increased costs associated with being a public company. The $81,000 increase in marketing expense for the three months ended June 30, 2006 compared to the same period in the prior year is due to the timing of marketing programs.

Net income increased by $4.3 million to $4.1 million for the six months ended June 30, 2006 from a net loss of $274,000 for the same period in the prior year. The net loss recorded in the same period of the prior year primarily resulted from a $3.9 million stock contribution made by the Company to Rockville Bank Community Foundation, Inc. in connection with the initial public offering with a related tax benefit of $1.3 million. Excluding the impact of the prior year stock contribution, net income increased by $1.6 million, or 67.7% and was principally due to a $2.6 million, or 17.4% increase in our net interest income, a $593,000, or 37.1% decline in the provision for loan losses, a $206,000, or 10.9% increase in noninterest income and a $857,000, or 7.1% increase in noninterest expense and a $953,000, or 89.5%, increase in the provision for income taxes.

Rockville Financial, Inc.	20

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

	Three Months Ended June 30,
	2006			2005
					Interest
	Average	Interest and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$938,386	$13,991	5.96%	$762,273	$10,369	5.44%
Available for sale securities	126,399	1,313	4.16	128,408	1,306	4.07
Federal Home Loan Bank stock	9,629	0	0.00	8,310	89	4.27
Other earning assets	2,345	28	4.78	4,180	27	2.51

Total interest-earning assets	1,076,759	15,332	5.70	903,171	11,791	5.22

Noninterest-earning assets	51,770			47,436

Total assets	$1,128,529			$950,607

Interest-bearing liabilities:
NOW and money market accounts	$191,354	738	1.54	$184,567	508	1.10
Savings accounts	143,477	217	0.60	169,672	257	0.60
Time deposits	375,939	3,478	3.70	273,234	1,822	2.67

Total interest-bearing deposits	710,770	4,433	2.49	627,473	2,587	1.65

Mortgagor’s and investor’s escrow accounts	4,204	17	1.62	3,648	15	1.60

Advances from the Federal Home Loan Bank	166,518	1,890	4.54	115,455	1,206	4.18

Total interest-bearing liabilities	881,492	6,340	2.88%	746,576	3,808	2.04%

Noninterest-bearing liabilities	93,079			98,187

Total liabilities	974,571			844,763
Capital	153,958			105,844

Total liabilities and capital	$1,128,529			$950,607

Net interest income		$8,992			$7,983

Net interest rate spread (1)			2.82%			3.18%
Net interest-earning assets (2)	$195,267			$156,595

Net interest margin (3)			3.34%			3.54%

Average interest-earning assets to average interest-bearing liabilities			122.15%			120.98%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rockville Financial, Inc.	21

	Six Months Ended June 30,
	2006			2005
					Interest
	Average	Interest and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$909,926	$26,848	5.90%	$738,711	$19,992	5.41%
Available for sale securities	127,596	2,649	4.15	130,874	2,608	3.98
Federal Home Loan Bank stock	9,102	111	2.44	7,925	164	4.13
Other earning assets	3,042	51	3.35	3,714	45	2.42

Total interest-earning assets	1,049,666	29,659	5.65	881,224	22,809	5.18

Noninterest-earning assets	51,265			44,896

Total assets	$1,100,931			$926,120

Interest-bearing liabilities:
NOW and money market accounts	$190,226	1,441	1.52	$180,177	967	1.07
Savings accounts	145,996	440	0.60	167,259	503	0.60
Time Deposits	357,037	6,342	3.55	276,603	3,602	2.60

Total interest-bearing deposits	693,259	8,223	2.37	624,039	5,072	1.63

Mortgagor’s and investor’s escrow accounts	3,124	26	1.66	2,755	21	1.52

Advances from the Federal Home Loan Bank	158,967	3,521	4.43	121,867	2,482	4.07

Total interest-bearing liabilities	855,350	11,770	2.75%	748,661	7,575	2.02%

Noninterest-bearing liabilities	92,621			89,826

Total liabilities	947,971			838,487
Capital	152,960			87,633

Total liabilities and capital	$1,100,931			$926,120

Net interest income		$17,889			$15,234

Net interest rate spread (1)			2.90%			3.16%
Net interest-earning assets (2)	$194,316			$132,563

Net interest margin (3)			3.41%			3.46%

Average interest-earning assets to average interest-bearing liabilities			122.72%			117.71%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rockville Financial, Inc.	22

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

	Three Months Ended			Six Months Ended
		June 30, 2006			June 30, 2006
		Compared to			Compared to
	June 30, 2005			June 30, 2005
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,558	$1,064	$3,622	$4,938	$1,918	$6,856
Securities interest, dividends & income from other assets	(25)	(56)	(81)	(108)	102	(6)

Total earning assets	2,533	1,008	3,541	4,830	2,020	6,850

Interest expense:
NOW and money market accounts	19	211	230	57	417	474
Savings accounts	(59)	21	(38)	(81)	23	(58)
Time deposits	815	841	1,656	1,214	1,526	2,740

Total interest-bearing deposits	775	1,073	1,848	1,190	1,966	3,156
FHLB Advances	572	112	684	805	234	1,039

Total interest bearing liabilities	1,347	1,185	2,532	1,995	2,200	4,195

Change in net interest income	$1,186	$(177)	$1,009	$2,835	$(180)	$2,655

Net Interest Income: Net interest income before the provision for loan loss was $9.0 million for the three months ended June 30, 2006, compared to $8.0 million for the same period in the prior year. The $1.0 million, or 12.6% increase in our net interest income is primarily due to a $38.7 million, or 24.7% increase in average net interest-earning assets, partially offset by a 20 basis point decline in our net interest margin. Average earning assets increased by $173.6 million, or 19.2% to $1.1 billion for the three months ended June 30, 2006 when compared to the same period in the prior year. The increase in the average net interest-earning assets and average earning assets reflects the use of stock proceeds in funding loan growth. Our net interest margin declined 20 basis points to 3.34% for the three months ended June 30, 2006 from 3.54% for the same period in the prior year. Our net interest rate spread declined 36 basis points due to an increase in our cost of funds resulting from the rising rate environment we are currently operating in and the continued strong competition for deposits in our market area, which was partially offset by the increase in our earning asset yield. As noted earlier, we expected $116,000 FHLB dividend in the second quarter of 2006; however; due to a change in policy, no dividend was declared.
Net interest income before the provision for loan loss was $17.9 million for the six months ended June 30, 2006, compared to $15.2 million for the same period in the prior year. The $2.7 million, or 17.4% increase in our net interest income is primarily due to a $61.8 million, or 46.6% increase in average net interest-earning assets, partially offset by a 5 basis point decline in our net interest margin. Average earning assets increased by $168.4 million, or 19.1% to $1.0 billion for the six months ended June 30, 2006 when compared to the same period in the prior year. The net interest rate spread declined 26 basis points to 2.90% for the six months ended June 30, 2006 compared to 3.16% for the same period in the prior year.

Rockville Financial, Inc.	23

Interest and Dividend Income: Interest and dividend income increased by $3.5 million, or 30.0%, to $15.3 million for the three months ended June 30, 2006 from $11.8 million for the same period in the prior year. Our yield on earning assets for the three months ended June 30, 2006 increased 48 basis points to 5.70% when compared to 5.22% for the three months ended June 30, 2005. Interest income on loans receivable increased by $3.6 million, or 34.9%, to $14.0 million from $10.4 million. The increase in interest and dividend income was primarily due to a $176.1 million, or a 23.2% increase in average loans receivable augmented by a 52 basis point increase in the average yield on the loan portfolio. The increase in the average yield was attributable to rising interest rates slightly dampened by a competitive loan environment. The effect of the rising rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one-, three-, four-, five-, seven-, or nine-year initial fixed rate periods. The prime rate used as an index to re-price various commercial and home equity adjustable loans increased 200 basis points during the past year to 8.25% at June 30, 2006 from 6.25% at June 30, 2005. Interest and dividend income on available for sale securities and other interest-bearing assets declined $81,000, or 5.7%, when compared to the same period in the prior year primarily due to the change in the dividend policy for the FHLBB.
Interest and dividend income increased by $6.9 million, or 30.0%, to $29.7 million for the six months ended June 30, 2006 from $22.8 million for the same period in the prior year. Our yield on earning assets for the six months ended June 30, 2006 increased 47 basis points to 5.65% when compared to 5.18% for the six months ended June 30, 2005. Interest income on loans receivable increased by $6.9 million, or 34.3%, to $26.8 million from $20.0 million. The increase in interest and dividend income was due to a $171.2 million, or a 23.2% increase in average loans receivable augmented by a 49 basis point increase in the average yield on the loan portfolio.
Interest Expense: Interest expense for the three months ended June 30, 2006 increased $2.5 million or 66.5% to $6.3 million from $3.8 million from the same period in the prior year. The increase resulted from a $134.9 million, or an 18.1% increase in average interest-bearing liabilities and an increase of 84 basis points paid on average interest-bearing liabilities for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase in the cost of funds was due to a rising interest rate environment and was partially mitigated by the use of short-term wholesale funding and deposit account promotions used to attract lower cost core deposits. During the second quarter, several shorter-term time deposit promotions were also conducted to assist in funding our strong loan demand. Average balances on interest-bearing deposits rose to $710.8 million, an increase of $83.3 million or 13.3% for the three months ended June 30, 2006 compared to $627.5 million for the same period in the prior year. Average balances on advances from the Federal Home Loan Bank increased $51.1 million, or 44.2%, to $166.5 million for the three months ended June 30, 2006 from $115.5 million for the same period in the prior year.
Interest expense for the six months ended June 30, 2006 increased $4.2 million or 55.4% to $11.8 million from $7.6 million from the same period in the prior year. The increase resulted from a $106.7 million, or a 14.3% increase in average interest-bearing liabilities and an increase of 73 basis points paid on average interest-bearing liabilities for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Average balances on interest-bearing deposits rose to $693.3 million, an increase of $69.3 million or 11.1% for the six months ended June 30, 2006 compared to $624.0 million for the six months ended June 30, 2005. Average balances on advances from the Federal Home Loan Bank increased $37.1 million, or 30.4%, to $159.0 million for the six months ended June 30, 2006 from $121.9 million for the six months ended June 30, 2005.
Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $557,000 and $1.0 million, respectively, for the three and six months ended June 30, 2006, decreases of $293,000 and $593,000, respectively, compared to the same periods in the prior year. At June 30, 2006, the allowance for loan losses totaled $9.3 million, or 592.0% of non-performing loans, and 0.96% of total loans, compared to $8.7 million at December 31, 2005, or 120.9% of non-performing loans and 1.0% of total loans.

Rockville Financial, Inc.	24

The improvement in the allowance as a percentage of non-performing loans reflects the reduction of non-performing loans due to the repayment in full in January 2006 of a $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005. Excluding the $4.9 million loan fully guaranteed by the United States Department of Agriculture (“USDA”), the allowance for loan losses totaled 380.5% of non-performing loans as of December 31, 2005.
Noninterest Income: We have the following sources of noninterest income: banking service charges on deposit accounts, brokerage and insurance fees from Infinex, Inc., the Bank’s on-premise provider of non-deposit investment services, bank owned life insurance and mortgage servicing income.
Noninterest income increased by $100,000 or 10.1%, to $1.1 million for the quarter ended June 30, 2006 from $991,000 earned during the same period in the prior year. The $100,000 increase in noninterest income is principally due to a $123,000 increase in service charges primarily due to a $59,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network, and a $46,000 increase in overdraft fees due to the growth in checking accounts offset by a decline in the net gains on sales of securities of $23,000. The Company expects future increases in overdraft income as we have recently introduced a consumer overdraft protection program where overdrafts within an assigned credit limit are automatically paid for a service fee.
Noninterest income increased by $206,000 or 10.9%, to $2.1 million for the six months ended June 30, 2006 from $1.9 million earned during the same period in the prior year.
Noninterest Expense: Excluding the $3.9 million foundation contribution expense recorded in the second quarter of the prior year, noninterest expense increased by $446,000, or 7.5%, to $6.4 million for the three months ended June 30, 2006 from $5.9 million for the same period in the prior year. Operating expense increased by $857,000, or 7.1%, to $12.9 million for the six months ended June 30, 2006 from $12.0 million for the same period in the prior year. The following table summarizes noninterest expense for the three and six months ended June 30, 2006 and 2005:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	Change	2006	2005	Change
	(In thousands)
Salaries and employee benefits	$3,347	$3,189	$158	$6,773	$6,246	$527
Service bureau fees	724	704	20	1,429	1,342	87
Occupancy and equipment	716	633	83	1,622	1,374	248
Professional fees	322	267	55	572	676	(104)
Marketing and promotions	296	215	81	514	570	(56)
Insurance and FDIC
Assessments	50	64	(14)	104	107	(3)
Contribution to Rockville Bank
Community Foundation, Inc.	—	3,887	(3,887)	—	3,887	(3,887)
Other	899	836	63	1,870	1,712	158

Total noninterest expense	$6,354	$9,795	$(3,441)	$12,884	$15,914	$(3,030)

Excluding the $3.9 million foundation contribution expense recorded in the second quarter of the prior year, noninterest expense increased $446,000 or 7.5% for the three months ended June 30, 2006 when compared to the same period in the prior year. The $158,000 increase in salary and employee benefits for the three months ended June 30, 2006 when compared to the second quarter of the prior year reflects an increase of $290,000 in salary costs principally incurred in connection with annual salary increases, the expansion of branch facilities and the commercial lending division, an increase of $24,000 in other employee benefits, partially offset by a $156,000 reduction for the phantom stock plan which was discontinued in 2005. The number of full-time equivalent employees increased to 181 as of June 30, 2006 from 170 as of June 30, 2005. The $20,000 increase in service bureau fees is mainly due to an increase in core processing services. The higher service costs are primarily attributable to the opening of a new branch in January 2006, additions to our ATM network and the cost associated with increased processing costs due to the overall growth

Rockville Financial, Inc.	25

experienced in loans, deposits and debit card processing. The $83,000 increase in occupancy expense is largely due to increased costs of expanding our branch and ATM network and completing our construction of our Tolland branch office that was previously operated from a temporary facility. The $55,000 increase in professional fees was primarily due to increased cost associated with being a public company. The $81,000 increase in marketing expense is due to the timing of marketing programs as management expects incur less marketing expenses in 2006 due to cost containment measures implemented.
Other noninterest expense increased by $63,000 or 7.5% to $899,000 for the three months ended June 30, 2006 compared to $836,000 for the same period in the prior year and to $1.9 million for the six months ended June 30, 2006 compared to $1.7 million incurred during the same period in the prior year. Significant components of other noninterest expense are as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	Change	2006	2005	Change
	(In thousands)
Directors fees	$105	$81	$24	$189	$171	$18
Appraisal and credit report	115	124	(9)	234	219	15
Telephone	97	57	40	128	119	9
Postage	88	81	7	174	134	40
Courier	75	51	24	158	108	50
Dues and subscriptions	44	40	4	95	83	12
Service charges	35	32	3	66	65	1
Printing and forms	53	57	(4)	140	85	55
Other	287	313	(26)	686	728	(42)

Total other noninterest expense	$899	$836	$63	$1,870	$1,712	$158

Income Tax Expense: Income tax expense increased $1.5 million or 318.8% to $1.1 million for the three months ended June 30, 2006 as compared to $480,000 tax benefit for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The increase in the provision for income taxes is due to increased earnings and an increase in the estimated effective tax rate for the three months ended June 30, 2006 to 33.1% from 28.7% for the same period in the prior year due to the increase in the average fair value of the Company’s stock price used to record ESOP expense being limited to cost for tax deduction purposes. Our effective tax rate differs from the statutory rate of 35% for the three and six months ended June 30, 2006 primarily due to the dividend received deduction, non-taxable earnings on bank owned life insurance and the add-back of the excess of fair value over the cost basis of ESOP expense to taxable income for both periods.
Income tax expense increased $2.1 million to $2.0 million for the six months ended June 30, 2006 as compared to $120,000 tax benefit for the same period in the prior year due to increased earnings and an increase in the estimated effective tax rate for the same reasons noted above.
Comparison of Financial Condition at June 30, 2006 and December 31, 2005
Summary: The Company’s total assets increased $93.2 million, or 8.8%, to $1.1 billion at June 30, 2006, primarily due to a $95.2 million, or 11.1% increase in loans receivable partially offset by an $8.5 million, or 6.6% reduction in available for sale investments. Net loans receivable increased to $954.9 million at June 30, 2006 as compared to $859.7 million at December 31, 2005 principally due to increases in commercial real estate, one-to-four family residential and construction mortgages. Available for sale investment securities declined to $120.6 million as of June 30, 2006 compared to the balance outstanding at December 31, 2005 as the proceeds from portfolio sales and maturities were used to fund the strong loan growth experienced during the first half of 2006.
Deposits increased $87.2 million, or 11.5%, to $848.6 million at June 30, 2006. The growth was principally attributable to an $83.7 million increase in time deposits and a $3.5 million increase in core deposits due to the success of several deposit account promotions. Federal Home Loan Bank advances increased $4.4

Rockville Financial, Inc.	26

million, or 3.4%, to $135.3 million at June 30, 2006 from $130.9 at December 31, 2005. The added liquidity from deposit growth and Federal Home Loan Bank advances was used primarily to fund loan growth.
Total capital increased $3.5 million, or 2.3%, to $154.5 million at June 30, 2006 compared to $150.9 million at December 31, 2005 primarily due to earnings offset by ESOP purchases and ESOP compensation expense.
Investment Securities: At June 30, 2006, the Company’s investment portfolio, consisting solely of available for sale securities, was $120.6 million, or 10.5% of total assets. The portfolio was comprised of $2.0 million in U.S. Government and Agency securities, $38.3 million in U.S. government sponsored enterprises, $14.8 million in corporate bonds, $1.0 million in municipal bonds, $48.5 million in mortgage-backed securities, $15.8 million in marketable equity securities and $200,000 in non-marketable equity securities. At June 30, 2006, the net unrealized gain on investment securities available for sale was $1.1 million, net of taxes, compared to $1.4 million as of December 31, 2005. Rising market interest rates continued to negatively impact the fair value of the Company’s debt securities and such losses were offset by gains experienced in the marketable equity security portfolio during the period ended June 30, 2006.
Lending Activities: Net loans receivable increased $95.2 million, or 11.1%, to $954.9 million at June 30, 2006 as compared to $859.7 million at December 31, 2005 primarily due to increases in commercial real estate, one-to-four family residential and construction mortgages. Residential real estate loans increased $48.4 million, or 8.7%, to $605.7 million. Commercial real estate loans increased $33.5 million, or 12.5%, to $182.5 million. Construction loans increased $25.1 million, or 53.2%, to $72.2 million. The increase in loans reflects continued demand for loans, increased branch capacity and additions made to our commercial lending staff. Commercial business loans declined $12.6 million, or 11.6% to $96.5 million due to the prepayment of $6.0 million in loans fully guaranteed by the United States Department of Agriculture and the refinancing of a few commercial lines of credit into commercial real estate loans. As of June 30, 2006 and December 31, 2005, commercial business loans consisted of $31.6 million and $42.4 million of loans fully guaranteed by the United States Department of Agriculture and $64.9 million and $64.4 million, respectively, in loans partially guaranteed by the Small Business Administration, revolving business lines of credit and term loans.
Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Once a loan is 90 days delinquent or either the borrower or the loan collateral experiences an event that makes collectibility suspect, the loan is placed on nonaccrual status. Our policies require six months of continuous payments in order for the loan to be removed from nonaccrual status.

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
Residential(1)	$446	$821
Commercial	672	667
Commercial business loans	42	172
Installment, collateral and other loans	2	6

Total nonaccrual loans(2)	1,162	1,666
Accruing loan past due 90 days or more(3)	—	4,897
Troubled debt restructurings	403	614

Total non-performing loans	1,565	7,177
Real estate owned	—	—
Total non-performing assets	$1,565	$7,177

Total non-performing loans to total loans	0.16%	0.83%
Total non-performing loans to total assets	0.14%	0.68%
Allowance for loan losses as a percent of total loans	0.96%	1.00%
Allowance for loan losses as a percent of non-performing loans	592.00%	120.90%

Rockville Financial, Inc.	27

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on nonaccrual loans totaled $69,000 and $36,000 for the six months ended June 30, 2006 and 2005, respectively.

(3)	Balance represents a loan that is fully guaranteed by the United States Agriculture Department and was repaid in full in January 2006.
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
The credit quality of the Bank’s loan portfolio is reviewed by a third party risk assessment firm, regulatory examiners and by the Bank’s internal credit management function. Review findings are reported periodically to senior management, the Board Lending Committee and the Board of Directors. This process is supplemented with several risk assessment tools including monitoring of delinquency levels, analysis of historical loss experience by loan type, identification of portfolio concentrations by borrower and industry, and a review of economic conditions that might impact loan quality. Based on these findings, the percentage allowance for each loan type is evaluated to ensure a proper allowance amount. The Allowance for Loan Losses is calculated on a quarterly basis and reported to the Board of Directors.
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
The allowance for loan losses was $9.3 million and $8.7 million at June 30, 2006 and December 31, 2005, respectively. The increase in the allowance resulted from a $1.0 million provision for loan losses for the six months ended June 30, 2006 offset by $453,000 in net charge-offs. The allowance was deemed adequate based upon management’s analysis and includes a reduction of $600,000 for the provision recorded during the six months ended June 30, 2006 when compared to the same period in the prior year as a result of our

Rockville Financial, Inc.	28

evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio. At June 30, 2006, the allowance for loan losses represented 0.96% of total loans and 592.0% of non-performing loans, compared to 1.0% of total loans and 120.9% of non-performing loans as of December 31, 2005. The improvement in the allowance as a percentage of non-performing loans reflects the reduction of non-performing loans due to a $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005 that was repaid in full in January 2006.
Deposits: Deposits increased $87.2 million, or 11.5%, to $848.6 million at June 30, 2006 from $761.4 million at December 31, 2005. The growth was principally attributable to an $83.7 million increase in time deposits and a $3.5 million increase in core deposits due to the success of several money market and time deposit promotions. The Company has been promoting competitive rate shorter-term time deposits linked to direct deposit in response to the competition within in our marketplace to maintain existing market share and fund the loan growth experienced. At June 30, 2006, deposits consisted of $91.5 million in non-interest bearing demand deposits, $95.1 million in NOW accounts, $140.9 in savings accounts, $102.0 in money market accounts, $730,000 in club accounts and $418.4 million in time deposits.
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
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2006 and December 31, 2005, respectively, $27.9 million and $23.6 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.
During the six months ended June 30, 2006 and 2005, our loan originations and purchases, net of collected principal and loan sales, totaled $96.1 million and $88.6 million, respectively, reflecting net growth in our portfolio. Cash received from the calls and maturities of investment securities totaled $7.3 million and $7.6 million during the six months ended June 30, 2006 and 2005, respectively. We purchased $8.6 million and $9.1 million and received proceeds from the sale of $2.2 million and $4.0 million in available for sale investment securities during the six months ended June 30, 2006 and 2005, respectively. The Company received $7.4 million and $7.6 million in principal payments on available for sale mortgage-backed securities during the six months ended June 30, 2006 and 2005, respectively.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $87.2 million and $24.1 million for the six months ended June 30, 2006 and 2005, respectively.
Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At June 30, 2006, we had $135.3 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $180.7 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 20% of total assets, or $229.9 million at June 30, 2006.
At June 30, 2006, we had outstanding commitments to originate loans of $68.7 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $206.3 million. At

Rockville Financial, Inc.	29

June 30, 2006, time deposits scheduled to mature in less than one year totaled $347.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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
Quantitative Analysis:
Income Simulation: Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage
Increase (Decrease) in
Estimated Net
Interest Income
Over 12 Months
200 basis point increase in rates	0.2
200 basis point decrease in rates	(6.3)

Rockville Financial, Inc.	30

Rockville Bank’s Asset/Liability policy limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, our return on assets (“ROA”) may change by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA ( for every 100 basis point interest rate change), whichever is less. These limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to decrease by a greater amount if interest rates fall. At June 30, 2006, income at risk (i.e., the change in net interest income) increased 0.2% and decreased 6.3% based on a 200 basis point increase or decrease, respectively. At June 30, 2006, return on assets is modeled to increase by 5 and decrease 16 basis points based on a 200 basis point increase and a 200 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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

Rockville Financial, Inc.	31

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
Item 6. Exhibits
3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed for Rockville Financial, Inc. on May 13, 2005)

3.3	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 of Rockville Financial, Inc. filed on April 22, 2005)

10.1.1	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.1 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.2	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Gregory A. White effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.3	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Kristen A. Johnson, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.4	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.5	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

Rockville Financial, Inc.	32

10.1.6	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Ratna Ray, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.7	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Laurie A. Rosner, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.8	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Darlene S. White, effective June 7, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on June 13, 2006)

10.1.9	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Christopher E. Buchholz, effective June 7, 2006 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on June 13, 2006)

10.2.1	Supplemental Savings and Retirement Plan of Rockville Bank (incorporated herein by reference to Exhibit 10.13 to the Pre-Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on March 29, 2005)

10.2.2	First amendment to Exhibit 10.2.1, the Supplemental Savings and Retirement Plan of Rockville Bank (incorporated herein by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).

10.2.3	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).

10.2.4	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.2.5	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.2.6	Rockville Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.12 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.2.7	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006)

14	Standards of Conduct Policy for Senior Financial Officers (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).

14.1.1	Standards of Conduct Policy for the Board of Directors (incorporated herein by reference to Exhibit 14.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto.

Rockville Financial, Inc.	33

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.

By:	/s/ Mr. William J. McGurk Mr. William J. McGurk
President and Chief Executive Officer

Date: August 11, 2006

By:	/s/ Mr. Gregory A. White Mr. Gregory A. White
Chief Financial Officer and Treasurer

Date: August 11, 2006

Rockville Financial, Inc.	34