Form 10-Q
period 2006-09-30
Rockville Financial Inc.
filed 2006-11-14
CIK 1311131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.
Commission File Number: 000-51239
ROCKVILLE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Connecticut	30-0288470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut	06066
(Address of principal executive officers)	(Zip Code)
(860) 291-3600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐      No ☑
As of November 14, 2006, there were 19,435,000 shares of Registrant’s no par value common stock outstanding.

Part I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements:
Rockville Financial, Inc.
Condensed Consolidated Statements of Condition
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$18,255	$18,117
Short-term investments	2,023	5,494

Total cash and cash equivalents	20,278	23,611
AVAILABLE FOR SALE SECURITIES-At fair value	126,876	129,049
LOANS RECEIVABLE (Net of allowance for loan losses of $9,686 in 2006 and $8,675 in 2005)	1,019,361	859,700
FEDERAL HOME LOAN BANK STOCK	9,836	8,498
ACCRUED INTEREST RECEIVABLE	4,275	3,777
DEFERRED TAX ASSET-Net	3,157	3,417
BANK PREMISES AND EQUIPMENT-Net	12,648	11,317
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	8,863	8,615
OTHER ASSETS	6,792	7,115

TOTAL	$1,213,156	$1,056,169

LIABILITIES AND CAPITAL
LIABILITIES
Deposits:
Non-interest bearing	$88,523	$85,855
Interest bearing	771,813	675,541

Total deposits	860,336	761,396
MORTGAGORS AND INVESTORS ESCROW ACCOUNTS	2,521	4,794
ADVANCES FROM THE FEDERAL HOME LOAN BANK	175,650	130,867
PAYABLE FOR SECURITIES PURCHASED	9,000	—
ACCRUED EXPENSES AND OTHER LIABILITIES	8,654	8,207

Total liabilities	1,056,161	905,264

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,435,000 shares issued and outstanding)	85,249	85,249
Additional paid-in capital	439	213
Unallocated stock held by ESOP	(6,660)	(6,368)
Retained earnings	76,225	70,764
Accumulated other comprehensive income, net of tax	1,742	1,047

Total stockholders’ equity	156,995	150,905

TOTAL	$1,213,156	$1,056,169

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	3

Rockville Financial, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME:
Loans	$15,272	$10,920	$42,120	$30,912
Securities-interest	1,172	1,108	3,624	3,552
Interest bearing deposits	29	31	80	76
Securities-dividends	379	179	687	507

Total interest and dividend income	16,852	12,238	46,511	35,047

INTEREST EXPENSE
Deposits	5,553	2,806	13,802	7,899
Borrowed funds	2,005	1,278	5,526	3,760

Total interest expense	7,558	4,084	19,328	11,659

Net interest income	9,294	8,154	27,183	23,388

PROVISION FOR LOAN LOSSES	414	450	1,421	2,050

Net interest income after provision for loan losses	8,880	7,704	25,762	21,338

NONINTEREST INCOME:
Service charges and fees	1,149	1,000	3,063	2,721
Net gain from sale of securities	26	88	204	253

Total noninterest income	1,175	1,088	3,267	2,974

NONINTEREST EXPENSE:
Salaries and employee benefits	3,488	3,271	10,261	9,517
Service bureau fees	773	654	2,202	1,996
Occupancy and equipment	832	756	2,454	2,130
Professional fees	341	257	913	933
Marketing and promotions	229	213	743	783
Insurance and FDIC assessments	51	48	155	155
Contribution to Rockville Bank
Community Foundation, Inc.	—	—	—	3,887
Other	1,097	824	2,967	2,536

Total noninterest expense	6,811	6,023	19,695	21,937

INCOME BEFORE INCOME TAXES	3,244	2,769	9,334	2,375

PROVISION FOR INCOME TAXES	1,076	881	3,095	761

NET INCOME	$2,168	$1,888	$6,239	$1,614

(Continued)

Rockville Financial, Inc.	4

Rockville Financial, Inc.
Condensed Consolidated Statements of Income – Continued
(Unaudited)

		For the Three		For the
	For the Three	Months	For the Nine	Period from
	Months Ended	Ended	Months Ended	May 20, 2005
	September 30,	Ended September	September 30,	to September
	2006	30, 2005	2006	30, 2005
Net income (loss) per share (see Note 3):
Basic and Diluted	$.12	$.10	$.33	$(.01)
Weighted average shares outstanding:
Basic and Diluted	18,846,247	19,030,650	18,832,125	19,025,688
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	5

Rockville Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	For the Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,239	$1,614
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments	136	267
Provision for loan losses	1,421	2,050
Contribution to Rockville Bank Community Foundation, Inc.	—	3,887
Net gain from sale of securities	(204)	(253)
Compensation expense for ESOP	751	656
Depreciation and amortization	968	870
Loss on disposal of equipment	13	17
Deferred income taxes	(99)	(1,854)
Increase in cash surrender value of bank owned life insurance	(248)	(244)
Change in assets and liabilities:
Deferred loan fees and premiums	(139)	34
Accrued interest receivable	(498)	(407)
Other assets	323	520
Accrued expenses and other liabilities	447	1,794

Net cash provided by operating activities	9,110	8,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	3,030	4,753
Proceeds from maturities of available for sale securities	13,115	9,601
Principal payments on available for sale mortgage-backed securities	11,237	12,456
Purchase of available for sale securities	(15,088)	(16,119)
Purchase of Federal Home Loan Bank Stock	(1,338)	(1,086)
Proceeds from the sale of loans	948	6,328
Net increase in loans	(161,891)	(129,307)
Purchases of bank premises and equipment	(2,312)	(2,396)
Proceeds from the surrender of split dollar life insurance	—	1,317

Net cash used in investing activities	(152,299)	(114,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in non-interest bearing deposits	2,668	1,481
Net increase in interest bearing deposits	96,272	26,791
Decrease in mortgagors’ and investors’ escrow accounts	(2,273)	(1,716)
Proceeds from Federal Home Loan Bank advances	54,900	26,000
Repayments of Federal Home Loan Bank advances	(10,117)	(21,110)
Net proceeds from common stock offering	—	81,299
Cash dividends paid on common stock	(777)	—
Acquisition of common stock by ESOP	(817)	(4,803)

Net cash provided by financing activities	139,856	107,942

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,333)	2,440
CASH AND CASH EQUIVALENTS – Beginning of year	23,611	22,100

CASH AND CASH EQUIVALENTS – End of period	$20,278	$24,540

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$19,267	$11,611
Income taxes	3,636	1,700
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	6

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

The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the condensed financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the Company’s 2005 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Income earned during the year prior to May 20, 2005 is not included in the earnings per share calculation because the shares of the Company’s common stock were not issued until May 20, 2005; therefore, per share information for prior periods is not meaningful.

Rockville Financial, Inc.	7

The following tables set forth the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and the period from May 20, 2005 to September 30, 2005:

	For the	For the
	Three	Three
	Months	Months
	Ended	Ended
	September	September
	30, 2006	30, 2005
	(Dollars in thousands,
	except per share information)
Net income	$2,168	$1,888

Weighted average shares outstanding	19,435,000	19,435,000
Less: Unallocated weighted average ESOP shares	(699,659)	(439,238)
Plus: Committed ESOP Shares	110,906	34,888

Basic and Diluted shares	18,846,247	19,030,650

Earnings per share:
Basic and Diluted	$.12	$.10

	For the	For the
	Nine Months	Period from
	Ended	May 20, 2005
	September	to September
	30, 2006	30, 2005
	(Dollars in thousands,
	except per share information)
Net income (loss)	$6,239	$(142)

Weighted average shares outstanding	19,435,000	19,435,000
Less: Unallocated weighted average ESOP shares	(696,462)	(438,620)
Plus: Committed ESOP Shares	93,587	29,308

Basic and Diluted shares	18,832,125	19,025,688

Earnings (loss) per share:
Basic and Diluted	$.33	$(.01)

Rockville Financial, Inc.	8

3.	Stock-Based Compensation

On January 1, 2006, the Company adopted “Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. SFAS 123R now requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date estimated fair value of the award. That estimated cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). SFAS 123R requires the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date estimated fair value of those awards as calculated under the pro forma disclosure provisions of SFAS 123. The adoption of these new rules did not impact the Company’s condensed consolidated financial statements since the Company had not issued any stock options or restricted stock as of the adoption date.

The Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) was approved by shareholders at the Company’s annual meeting on August 22, 2006. The Plan provides for the grant of incentive stock options which satisfy the requirements of Section 422 of the Internal Revenue Code (“ISOs”), non-qualified stock options which do not satisfy the requirements for ISO treatment (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, restricted stock units and other stock-based awards (“Stock Awards”) and performance shares and performance units (“Performance Awards”). The Plan limits the total amount of Company shares which may be used for Stock Awards and Performance Awards to 349,830 shares and for ISOs, NQSOs and SARs to 874,575 shares. The Company has reserved 1,224,405 shares of common stock for issuance under the Plan. Shares of common stock to be issued under the Plan may be either authorized but un-issued shares, or reacquired shares held by the Company. Any shares subject to a Stock Award which expires, terminates or is forfeited will again be available for issuance under the Plan. No awards have been granted as of September 30, 2006.

4.	Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156,“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — an Amendment of FASB Statement No.140”, which requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized service assets and liabilities, the Statement will permit an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. The Statement also requires additional disclosures for all separately recognized servicing rights. The Statement is effective for new transactions occurring and for subsequent measurement after the first fiscal year that begins after September 15, 2006, which is January 1, 2007 for the Company. The adoption of these rules is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, FASB Interpretation (“FIN”) No. 48,“Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company must presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant

Rockville Financial, Inc.	9

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
In September 2006, the FASB issued SFAS No. 157,“ Fair Value Measurements”, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements or results of operations of the Company.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe the guidance provided by SAB 108 will have a material effect on the Company’s financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This standard requires the Company to recognize in its statement of condition an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. SFAS No. 158 also requires that the Company measure the Plans’ assets and obligations that determine its funded status as of the end of the fiscal year and to recognize those changes in the year in which the changes occur as a component of other comprehensive income, net of taxes. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management plans to recognize the funded status of our benefit plans and the disclosure requirements as of the end of the fiscal year ending December 31, 2006. The Company offers a defined benefit pension plan whose measurement date of the pension plan asset’s and benefit obligations is presently October 1 and will be changed in accordance with the provisions of FASB No. 158 to the Company’s fiscal year-end of December 31 effective for the fiscal year-ending December 31, 2008. The Company has not yet quantified the impact of the adoption of SFAS No. 158.
In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. EITF Issue No. 06-5, which is effective January 1, 2007, concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4. The adoption of EITF Issue No. 06-5 is not expected to have a material impact on the Company’s results of operations and financial condition.
5.	Benefit Plans

The Company sponsors a noncontributory defined benefit pension plan (the “Pension Plan”) covering all full-time employees hired before January 1, 2005. Participants become 100% vested after five years of employment. The Company’s funding practice has generally been to contribute annually the maximum amount that can be deducted for Federal income tax purposes, while meeting the minimum funding standards established by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended.

Rockville Financial, Inc.	10

The Company uses October 1 as the measurement date for its pension plan and January 1 for its Postretirement benefit plan.
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
The Company also provides an unfunded postretirement medical, health and life insurance benefit plan for retirees and employees hired prior to March 1, 1993.
The amounts related to the Pension Plan, Supplemental Plans and the SERPs are reflected in the tables that follow as “Pension Plans”:
Components of Net Periodic Benefit Cost

	Pension Plans		Postretirement Benefits
	Three Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Service cost	$204	$200	$6	$2
Interest cost	222	182	33	19
Expected return on plan assets	(244)	(210)	—	—
Amortization of net actuarial losses	124	84	30	8
Amortization of prior service cost	155	155	5	—

Net periodic benefit cost	$461	$411	$74	$29

Rockville Financial, Inc.	11

	Pension Plans		Postretirement Benefits
	Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Service cost	$603	$600	$12	$6
Interest cost	666	546	80	58
Expected return on plan assets	(731)	(630)	—	—
Amortization of net actuarial losses	372	252	61	24
Amortization of prior service cost (benefits)	465	465	15	(1)

Net periodic benefit cost	$1,375	$1,233	$168	$87

No contributions have been made to the pension plan for the nine months ended September 30, 2006. During that same period, $65,000 was contributed to the postretirement plan. The Company anticipates contributing an additional $20,000 during the year ended December 31, 2006 to fund the postretirement benefit plans. Management is currently evaluating the contribution that will be made to fund the pension plan during the year ended December 31, 2006. The minimum required contribution for the pension plan is $0 and the maximum deductible amount for tax purposes is $4.0 million for the fiscal year ending December 31, 2006.
401(k) Plan: The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested instead of the matching contribution previously provided to participants of the 401(k) Plan. The 401(k) expense for the nine months ended September 30, 2006 and 2005 was $283,000 and $172,000, respectively.
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
The interest rate for the ESOP loan is the prime rate plus one percent, or 9.25% as of September 30, 2006. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of September 30, 2006, the outstanding principal and interest due was $7.0 million, and principal payments of $861,000 have been made on the loan since inception.
ESOP expense for the nine months ended September 30, 2006 and 2005 was $751,000 and $656,000, respectively. At September 30, 2006, there were 69,477 allocated, 488 unallocated and 629,694 unreleased ESOP shares; and the unreleased shares had an aggregate fair value of $9.1 million.

Rockville Financial, Inc.	12

6.	Other Comprehensive (Loss) Income

The following table summarizes the components of other comprehensive (loss) income and the related tax effects for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30, 2006
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In thousands)
Unrealized gains arising during the period	$1,411	$(480)	$931

Add reclassification adjustment for net gain from sale of securities recognized in net income	26	(9)	17

Total other comprehensive income	$1,437	$(489)	$948

	Three Months Ended September 30, 2005
	Before-Tax Amount	Taxes	Net-of-Tax Amount
	(In thousands)
Unrealized losses arising during the period	$(147)	$50	$(97)

Add reclassification adjustment for net gain from sale of securities recognized in net income	88	(30)	58

Total other comprehensive loss	$(59)	$20	$(39)

	Nine Months Ended September 30, 2006
	Before-Tax Amount	Taxes	Net-of-Tax Amount
	(In thousands)
Unrealized gains arising during the period	$849	$(289)	$560

Add reclassification adjustment for net gain from sale of securities recognized in net income	204	(69)	135

Total other comprehensive income	$1,053	$(358)	$695

	Nine Months Ended September 30, 2005
	Before-Tax Amount	Taxes	Net-of-Tax Amount
	(In thousands)
Unrealized losses arising during the period	$(1,506)	$512	$(994)

Add reclassification adjustment for net gain from sale of securities recognized in net income	253	(86)	167

Total other comprehensive loss	$(1,253)	$426	$(827)

Rockville Financial, Inc.	13

7.	Commitments and Contingencies

Financial Instruments With Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, undisbursed portions of construction loans, unused commercial and consumer lines of credit and standby letters of credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral obligations become worthless as it may for on-balance sheet instruments. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(In thousands)
Commitments to extend credit:
Future loan commitments	$39,353	$51,964
Undisbursed construction loans	99,791	64,143
Undisbursed home equity lines of credit	101,781	82,119
Undisbursed commercial lines of credit	54,862	17,127
Standby letters of credit	14,017	10,107
Unused checking overdraft lines of credit	101	98

	$309,905	$225,558

8.	Legal Matters

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

9.	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Bank was classified at its most recent notification as “well capitalized”. At September 30, 2006, the Company and the Bank exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

Rockville Financial, Inc.	14

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of September 30, 2006 and December 31, 2005 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Rockville Bank:
September 30, 2006
Total capital to risk weighted assets	$125,192	13.7%	$73,105	8.0%	$91,381	10.0%
Tier I capital to risk weighted assets	115,126	12.6	36,548	4.0	54,822	6.0
Tier I capital to total average assets	115,126	9.8	46,990	4.0	58,738	5.0

Rockville Bank:
December 31, 2005
Total capital to risk weighted assets	$117,882	15.5%	$60,842	8.0%	$76,053	10.0%
Tier I capital to risk weighted assets	108,898	14.3	30,461	4.0	45,692	6.0
Tier I capital to total average assets	108,898	10.6	41,094	4.0	51,367	5.0

Rockville Financial, Inc.:
September 30, 2006
Total capital to risk weighted assets	$162,480	17.8%	$73,025	8.0%	$91,281	10.0%
Tier I capital to risk weighted assets	152,414	16.7	36,506	4.0	54,760	6.0
Tier I capital to total average assets	152,414	12.9	47,260	4.0	59,075	5.0

Rockville Financial, Inc.:
December 31, 2005
Total capital to risk weighted assets	$156,000	20.4%	$61,176	8.0%	$76,471	10.0%
Tier I capital to risk weighted assets	147,016	19.3	30,470	4.0	45,704	6.0
Tier I capital to total average assets	147,016	14.3	41,123	4.0	51,404	5.0
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

Rockville Financial, Inc.	15

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
Factors that could cause this difference—many of which are beyond the Company’s control—include the following, without limitation:
•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect the Company’s business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Competitive pressures among financial services companies may increase significantly.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect the Company or its businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	Strong competition within our market area may limit our growth and profitability.

•	We may be unable to leverage stock sale proceeds efficiently and effectively.

•	The Company may not manage the risks involved in the foregoing as well as anticipated.

•	The Company’s recently opened new branches may not become profitable as soon as anticipated, if at all.
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

Rockville Financial, Inc.	16

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

Rockville Financial, Inc.	17

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
Management believes the policy for evaluating securities for other than temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income. As of September 30, 2006, there was an aggregate $983,000 of unrealized losses related to $46.6 million of securities in an unrealized loss position for 12 or more consecutive months which management determined, based on current market trends, the nature of the investments, industry analysis, and other evaluations, were not other than temporarily impaired. The aggregate unrealized losses as of September 30, 2006 for securities in an unrealized loss position for 12 or more consecutive months consisted of $900,000 and $83,000 in unrealized losses for debt securities and equity securities, related to $45.3 million and $1.3 million of debt and equity securities, respectively. The $900,000 of aggregate unrealized loss for debt securities in an unrealized loss position for 12 or more consecutive months as of September 30, 2006 consisted primarily of mortgage-backed securities. The unrealized losses on debt securities primarily resulted from rising market rates which have since declined during the past quarter and reduced the aggregate unrealized loss for debt securities in an unrealized loss position for 12 or more consecutive months from $1.2 million as of June 30, 2006 to $900,000 as of September 30, 2006. If management’s judgment regarding impairment of these securities changes in the future, it will reduce our net income accordingly.
Income Taxes: We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1998 through September 30, 2006; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. Management believes its tax policies and practices are critical because the determination of the tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We have no plans to change the tax recognition methodology in the future. If our estimated valuation allowance is too high or too low it will affect our future net income. As of September 30, 2006, our net deferred tax asset was $3.2 million and there was no valuation allowance.
Pension and Other Postretirement Benefits: We have a noncontributory defined benefit pension plan that provides benefits for substantially all employees hired before January 1, 2005 who meet certain requirements as to age and length of service. The benefits are based on years of service and average compensation, as defined. Our funding policy is to contribute annually the maximum amount that could be deducted for federal income tax purposes, while meeting the minimum funding standards established by ERISA.

Rockville Financial, Inc.	18

In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees. Participants or eligible employees hired before March 1993 become eligible for the benefits if they retire after reaching age 62 with five or more years of service. A fixed percent of annual costs are paid depending on length of service at retirement. We accrue for the estimated costs of these other postretirement benefits through charges to expense during the years that employees render service; however, we do not fund this plan.
Management believes the policy for determining pension and other postretirement benefit expenses is critical because judgments are required with respect to the appropriate discount rate, rate of return on assets, salary increases and other items. Management reviews and updates the assumptions annually. If our estimate of pension and postretirement expense is too low we may experience higher expenses in the future reducing our net income. If our estimate is too high, we may experience lower expenses in the future increasing our net income.
While management believes the assumptions used to estimate expenses related to pension and other postretirement benefits are reasonable and appropriate, actual experience may significantly differ. The pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our Pension Plan assets of 8.50%. In developing our expected long-term rate of return assumption, we evaluated input from our actuary and investment consultant, including their review of asset class return expectations as well as long-term inflation assumptions, and their review of historical returns based on the current target asset allocations of 61% equity securities, 36% debt securities and 3% real estate. We regularly review our asset allocation and periodically rebalance our investments when considered appropriate. While all future forecasting contains some level of estimation error, we continue to believe that 8.50% falls within a range of reasonable long-term rate of return expectations for our pension plan assets.
The accounting policies followed by the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to income taxes, pension and other postretirement benefits, the allowance for loan losses and other than temporary impairment of investment securities.
Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2006 and 2005
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage servicing income, bank owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the three and nine months ended September 30, 2006 and 2005.

Rockville Financial, Inc.	19

Income Statement Summary

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
			(In thousands)
Net interest income	$9,294	$8,154	$1,140	$27,183	$23,388	$3,795
Provision for loan losses	414	450	36	1,421	2,050	629
Noninterest income	1,175	1,088	87	3,267	2,974	293
Operating expenses	6,811	6,023	(788)	19,695	18,050	(1,645)
Contribution to Rockville
Community Foundation	—	—	—	—	3,887	3,887

Income before income taxes	3,244	2,769	475	9,334	2,375	6,959
Provision for income taxes	(1,076)	(881)	(195)	(3,095)	(761)	(2,334)

Net income	$2,168	$1,888	$280	$6,239	$1,614	$4,625

Net income increased by $280,000, or 14.8%, to $2.2 million for the quarter ended September 30, 2006 from $1.9 million for the same period in the prior year. The increase in net income primarily resulted from a $1.1 million, or 14.0%, increase in our net interest income before provision for loan losses, a $36,000 decline in the provision for loan losses and an $87,000, or 8.0%, increase in noninterest income, offset by a $788,000, or 13.1%, increase in noninterest expense and a $195,000 increase in the provision for income taxes. The $1.1 million increase in our net interest income is attributable to a $9.3 million, or 4.9%, increase in average net interest-earning assets, partially offset by a 21 basis point decline in our net interest margin due to the cost of interest-bearing liabilities rising faster than our yield on interest-earning assets because of the competitive deposit gathering environment present in our marketplace during this time period. Our net interest margin was 3.30% for the three months ended September 30, 2006 compared to 3.51% for the same period in the prior year. The increase in the average net interest-earning assets is the result of a $196.6 million, or 21.1%, increase in earning assets and partially offset by a $187.3 million, or 25.3%, increase in interest-bearing liabilities.
The $36,000 decline in the provision for loan losses for the three months ended September 30, 2006 compared to the same period in the prior year is the result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio.
The $87,000 increase in noninterest income recorded for the three months ended September 30, 2006 when compared to the same period in the prior year is principally due to a $149,000 increase in service charges, primarily due to a $113,000 increase in overdraft fees resulting from the implementation of an overdraft protection program that provides short-term funding of overdrafts to approved deposit customers, a $36,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network, offset by a decline in the net gains on sales of securities of $62,000.
The $788,000 increase in noninterest expense for the three months ended September 30, 2006 when compared to the same period in the prior year was primarily attributable to an increase of $217,000 in salary and employee benefits, a $119,000 increase in service bureau fees, a $76,000 increase in occupancy and equipment costs, an $84,000 increase in professional fees, a $16,000 increase in marketing and promotions expense and a $273,000 increase in other noninterest expenses. The $217,000 increase in salary and employee benefits reflects an increase of $212,000 in salary costs principally incurred in connection with annual salary increases, the expansion of branch facilities and the commercial banking division. The $119,000 increase in service bureau fees is mainly due to a $40,000 increase in core processing services and a $79,000 increase in wide area network telecommunications servicing costs. The higher service costs are primarily attributable to the costs associated with increased processing services due to the overall growth experienced in loans, deposits and debit card processing. The $76,000 increase in occupancy expense is largely due to the increased costs of expanding our branch and ATM network and completing the construction of our Tolland branch office that was previously operated from a temporary facility. The $84,000 increase in professional fees was primarily due to an increase of $38,000 paid for additional legal services associated with operating a public company, a $62,000 increase in audit fees largely due to the

Rockville Financial, Inc.	20

increased costs of complying with Section 404 of the Sarbanes Oxley Act and a decrease of $16,000 in various consulting services. The $273,000 increase in other non-interest expenses primarily reflects a $121,000 increase in printing and forms expense for the three months ended September 30, 2006 when compared to the same period in the prior year is principally due to additional printing services required by loan and deposit customer growth and also includes $46,000 incurred for shareholder printing services and $106,000 in miscellaneous operating expenses.
Net income increased by $4.6 million to $6.2 million for the nine months ended September 30, 2006 from net income of $1.6 million for the same period in the prior year. The increase in earnings when compared to the prior year was primarily due to a $3.9 million stock contribution made by the Company to Rockville Bank Community Foundation, Inc. in the prior period in connection with the initial public offering, with a related tax benefit of $1.3 million. Excluding the impact of the prior year stock contribution, net income increased by $2.0 million, or 46.6%, and was principally due to a $3.8 million, or 16.2%, increase in our net interest income, a $629,000, or 30.7%, decline in the provision for loan losses, a $293,000, or 9.9% increase in noninterest income offset by a $1.6 million, or 9.1%, increase in operating expense and a $1.1 million, or 54.3%, increase in the provision for income taxes.
Net Interest Income Analysis
Average Balance Sheets, Interest and Yields/Costs: The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

Rockville Financial, Inc.	21

	Three Months Ended September 30,
	2006			2005
					Interest
	Average	Interest and	Yield/	Average	and
	Balance	Dividends	Cost	Balance	Dividends	Yield/ Cost
			(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$993,703	$15,272	6.15%	$796,165	$10,920	5.49%
Available for sale securities	120,991	1,284	4.25	122,081	1,196	3.92
Federal Home Loan Bank stock	9,836	268	10.90	8,498	91	4.28
Other earning assets	2,511	28	4.46	3,662	31	3.33

Total interest-earning assets	1,127,041	16,852	5.98	930,406	12,238	5.26

Noninterest-earning assets	53,327			45,276

Total assets	$1,180,368			$975,682

Interest-bearing liabilities:
NOW and money market accounts	$183,666	727	1.58	$179,521	510	1.14
Savings accounts	134,952	207	0.61	164,556	251	0.61
Time deposits	435,962	4,612	4.23	275,767	2,036	2.95

Total interest-bearing deposits	754,580	5,546	2.94	619,844	2,797	1.81

Mortgagor’s and investor’s escrow accounts	1,704	7	1.64	2,002	9	1.80

Advances from the Federal Home Loan Bank	171,559	2,005	4.67	118,649	1,278	4.31

Total interest-bearing liabilities	927,843	7,558	3.26%	740,495	4,084	2.21%

Noninterest-bearing liabilities	96,254			85,197

Total liabilities	1,024,097			825,692
Capital	156,271			149,990

Total liabilities and capital	$1,180,368			$975,682

Net interest income		$9,294			$8,154

Net interest rate spread (1)			2.72%			3.05%

Net interest-earning assets (2)	$199,198			$189,911

Net interest margin (3)			3.30%			3.51%

Average interest-earning assets to
average interest-bearing liabilities			121.47%			125.65%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rockville Financial, Inc.	22

	Nine Months Ended September 30,
	2006			2005
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$938,159	$42,120	5.99%	$758,073	$30,912	5.44%
Available for sale securities	125,370	3,932	4.18	127,911	3,804	3.96
Federal Home Loan Bank stock	9,349	379	5.41	8,118	255	4.18
Other earning assets	2,864	80	3.72	3,697	76	2.74

Total interest-earning assets	1,075,742	46,511	5.76	897,799	35,047	5.20

Noninterest-earning assets	51,959			45,023

Total assets	$1,127,701			$942,822

Interest-bearing liabilities:
NOW and money market accounts	$188,016	2,167	1.54	$179,956	1,477	1.09
Savings accounts	142,275	647	0.61	166,348	755	0.60
Time Deposits	383,622	10,955	3.81	276,321	5,637	2.72

Total interest-bearing deposits	713,913	13,769	2.57	622,625	7,869	1.69

Mortgagor’s and investor’s escrow accounts	2,645	33	1.67	2,501	30	1.61

Advances from the Federal Home Loan Bank	163,210	5,526	4.51	120,783	3,760	4.15

Total interest-bearing liabilities	879,768	19,328	2.93%	745,909	11,659	2.08%

Noninterest-bearing liabilities	93,857			88,266

Total liabilities	973,625			834,175
Capital	154,076			108,647

Total liabilities and capital	$1,127,701			$942,822

Net interest income		$27,183			$23,388

Net interest rate spread (1)			2.83%			3.12%
Net interest-earning assets (2)	$195,974			$151,890

Net interest margin (3)			3.37%			3.47%

Average interest-earning assets to average interest-bearing liabilities			122.28%			120.36%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rockville Financial, Inc.	23

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

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
	Compared to			Compared to
	September 30, 2005			September 30, 2005
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,929	$1,423	$4,352	$7,862	$3,346	$11,208
Securities interest, dividends & income from other assets	(60)	322	262	(170)	426	256

Total earning assets	2,869	1,745	4,614	7,692	3,772	11,464

Interest expense:
NOW and money market accounts	12	205	217	68	622	690
Savings accounts	(52)	6	(46)	(129)	24	(105)
Time deposits	1,476	1,100	2,576	2,621	2,697	5,318

Total interest-bearing deposits	1,436	1,311	2,747	2,560	3,343	5,903
FHLB Advances	611	116	727	1,416	350	1,766

Total interest bearing liabilities	2,047	1,427	3,474	3,976	3,693	7,669

Change in net interest income	$822	$318	$1,140	$3,716	$79	$3,795

Net Interest Income: Net interest income before the provision for loan loss was $9.3 million for the three months ended September 30, 2006, compared to $8.2 million for the same period in the prior year. The $1.1 million, or 14.0%, increase in our net interest income is primarily due to a $9.3 million, or 4.9%, increase in average net interest-earning assets, partially offset by a 21 basis point decline in our net interest margin. Average earning assets increased by $196.6 million, or 21.1%, to $1.1 billion for the three months ended September 30, 2006 when compared to the same period in the prior year. The increase in the average net interest-earning assets and average earning assets reflects the net impact of continued strong loan growth funded by time deposits and FHLB advances. Our net interest margin declined 21 basis points to 3.30% for the three months ended September 30, 2006 from 3.51% for the same period in the prior year. Our net interest rate spread declined 33 basis points due to an increase in our cost of funds resulting from the rising rate environment we were operating in and the continued strong competition for deposits in our marketplace during this time period, which was partially offset by the increase in our earning asset yield. As noted during the prior quarter, the Federal Home Loan Board of Boston “FHLBB” changed its dividend policy and no dividend was accrued in the prior quarter as a dividend had not been declared. Our net interest margin increased this quarter by 5 basis points for a $134,000 FHLBB dividend declared in the third quarter relating to the stock ownership for the second quarter of 2006.
Net interest income before the provision for loan loss was $27.2 million for the nine months ended September 30, 2006, compared to $23.4 million for the same period in the prior year. The $3.8 million, or 16.2%, increase in our net interest income is primarily due to a $44.1 million, or 29.0%, increase in average net interest-earning assets, partially offset by a 10 basis point decline in our net interest margin. Average

Rockville Financial, Inc.	24

earning assets increased by $177.9 million, or 19.8%, to $1.1 billion for the nine months ended September 30, 2006 when compared to the same period in the prior year. The net interest rate spread declined 29 basis points to 2.83% for the nine months ended September 30, 2006 compared to 3.12% for the same period in the prior year.
Interest and Dividend Income: Interest and dividend income increased by $4.6 million, or 37.7%, to $16.9 million for the three months ended September 30, 2006 from $12.2 million for the same period in the prior year. Our yield on earning assets for the three months ended September 30, 2006 increased 72 basis points to 5.98% when compared to 5.26% for the three months ended September 30, 2005. Interest income on loans receivable increased by $4.4 million, or 39.9%, to $15.3 million from $10.9 million. The increase in interest and dividend income was primarily due to a $197.5 million, or a 24.8%, increase in average loans receivable and a 66 basis point increase in the average yield on the loan portfolio. The increase in the average yield was attributable to rising interest rates partially offset by a competitive loan environment. The effect of the rising rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one-, three-, four-, five-, seven-, or nine-year initial fixed rate period. The prime rate used as an index to re-price various commercial and home equity adjustable loans increased 150 basis points during the past year to 8.25% at September 30, 2006 from 6.75% at September 30, 2005. The one-year Constant Maturity Treasury Bill Index used to re-price adjustable rate residential mortgages increased 109 basis points during the past year to 4.97% at September 30, 2006 from 3.88% at September 30, 2005. Interest and dividend income on available for sale securities, FHLB Stock and other interest-earning assets increased $262,000, or 19.9%, when compared to the same period in the prior year primarily due to the receipt of two quarters of dividends received by the FHLBB in the third quarter of 2006 resulting from its change in the dividend policy noted in the second quarter.
Interest and dividend income increased by $11.5 million, or 32.7%, to $46.5 million for the nine months ended September 30, 2006 from $35.0 million for the same period in the prior year. Our yield on earning assets for the nine months ended September 30, 2006 increased 56 basis points to 5.76% when compared to 5.20% for the nine months ended September 30, 2005. Interest income on loans receivable increased by $11.2 million, or 36.3%, to $42.1 million from $30.9 million. The increase in interest and dividend income was due to a $180.1 million, or a 23.8%, increase in average loans receivable and a 55 basis point increase in the average yield on the loan portfolio.
Interest Expense: Interest expense for the three months ended September 30, 2006 increased $3.5 million, or 85.1%, to $7.6 million from $4.1 million from the same period in the prior year. The increase resulted from a $187.3 million, or a 25.3%, increase in average interest-bearing liabilities and an increase of 105 basis points paid on average interest-bearing liabilities for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The increase in the cost of funds was due to a competitive deposit gathering environment present in our marketplace during this time period and was partially mitigated by the use of short-term wholesale funding and deposit account promotions used to attract lower cost core deposits. Average balances on interest-bearing deposits rose to $754.6 million, an increase of $134.7 million, or 21.7%, for the three months ended September 30, 2006 compared to $619.8 million for the same period in the prior year. Average balances on advances from the Federal Home Loan Bank increased $52.9 million, or 44.6%, to $171.6 million for the three months ended September 30, 2006 from $118.6 million for the same period in the prior year.
Interest expense for the nine months ended September 30, 2006 increased $7.7 million, or 65.8%, to $19.3 million from $11.7 million from the same period in the prior year. The increase resulted from a $133.9 million, or a 17.9%, increase in average interest-bearing liabilities and an increase of 85 basis points paid on average interest-bearing liabilities for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Average balances on interest-bearing deposits rose to $713.9 million, an increase of $91.3 million, or 14.7%, for the nine months ended September 30, 2006 compared to $622.6 million for the nine months ended September 30, 2005. Average balances on advances from the Federal Home Loan Bank increased $42.4 million, or 35.1%, to $163.2 million for the nine months ended September 30, 2006 from $120.8 million for the nine months ended September 30, 2005.

Rockville Financial, Inc.	25

Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $414,000 and $1.4 million, respectively, for the three and nine months ended September 30, 2006, which reflect decreases of $36,000 and $629,000, respectively, when compared to the same periods in the prior year. At September 30, 2006, the allowance for loan losses totaled $9.7 million, or 497.7% of non-performing loans, and 0.94% of total loans, compared to $8.7 million at December 31, 2005, or 120.9% of non-performing loans and 1.0% of total loans. The improvement in the allowance as a percentage of non-performing loans reflects the reduction of non-performing loans due to the repayment in full in January 2006 of a $4.9 million fully guaranteed United States Department of Agriculture “USDA” loan that was past due 90 days and still accruing as of December 31, 2005. Excluding the $4.9 million loan fully guaranteed by the USDA, the allowance for loan losses totaled 380.5% of non-performing loans as of December 31, 2005.
Noninterest Income: We have the following sources of noninterest income: banking service charges on deposit accounts, bank owned life insurance, mortgage servicing income and brokerage and insurance fees from Infinex, Inc., the Bank’s on-premise provider of non-deposit investment services.
Noninterest income increased by $87,000, or 8.0%, to $1.2 million for the quarter ended September 30, 2006 from $1.1 million earned during the same period in the prior year. The $87,000 increase is principally due to a $149,000 increase in service charges, resulting primarily from a $113,000 increase in overdraft fees from the implementation of an overdraft protection program in mid- June 2006 that provides short-term funding of overdrafts to approved deposit customers, a $36,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network, offset by a decline in the net gains on sales of securities of $62,000.
Noninterest income increased by $293,000 or 9.9%, to $3.3 million for the nine months ended September 30, 2006 from $3.0 million earned during the same period in the prior year.
Noninterest Expense: Noninterest expense increased by $788,000, or 13.1%, to $6.8 million for the three months ended September 30, 2006 from $6.0 million for the same period in the prior year. Excluding the $3.9 million foundation contribution expense recorded in the second quarter of the prior year, operating expense increased by $1.6 million, or 9.1%, to $19.7 million for the nine months ended September 30, 2006 from $18.1 million for the same period in the prior year. The following table summarizes noninterest expense for the three and nine months ended September 30, 2006 and 2005:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2005	Change	2006	2005	Change
	(In thousands)
Salaries and employee benefits	$3,488	$3,271	$217	$10,261	$9,517	$744
Service bureau fees	773	654	119	2,202	1,996	206
Occupancy and equipment	832	756	76	2,454	2,130	324
Professional fees	341	257	84	913	933	(20)
Marketing and promotions	229	213	16	743	783	(40)
Insurance and FDIC Assessments	51	48	3	155	155	—
Contribution to Rockville Bank Community Foundation, Inc.	—	—	—	—	3,887	(3,887)
Other	1,097	824	273	2,967	2,536	431

Total noninterest expense	$6,811	$6,023	$788	$19,695	$21,937	$(2,242)

Rockville Financial, Inc.	26

The $217,000 increase in salary and employee benefits reflects an increase of $212,000 in salary costs principally incurred in connection with annual salary increases and the expansion of branch facilities and the commercial banking division. The number of full-time equivalent employees increased to 184 as of September 30, 2006 from 168 as of September 30, 2005. The $119,000 increase in service bureau fees is mainly due to a $40,000 increase in core processing services and $79,000 increase in wide area network telecommunications servicing costs. The higher service costs are primarily attributable to the costs associated with increased processing costs due to the overall growth experienced in loans, deposits and debit card processing. The $76,000 increase in occupancy expense is largely due to increased costs of expanding our branch and ATM network and completing construction of our Tolland branch office that was previously operated from a temporary facility. The $84,000 increase in professional fees was primarily due to an increase of $38,000 in legal services associated with operating a public company, a $62,000 increase in audit fees largely due to the increased costs of complying with Section 404 of the Sarbanes Oxley Act and a $16,000 decrease in various consulting services.
The following table summarizes significant components of other noninterest expense are for the three and nine months ending September 30, 2006 and 2005:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2005	Change	2006	2005	Change
	(In thousands)
Directors fees	$101	$78	$23	$290	$249	$41
Appraisal and credit report	108	93	15	342	312	30
Telephone	62	62	—	190	181	9
Postage	103	80	23	277	214	63
Courier	65	66	(1)	223	174	49
Dues and subscriptions	38	44	(6)	133	127	6
Service charges	35	32	3	101	97	4
Printing and forms	145	24	121	285	109	176
Other	440	345	95	1,126	1,073	53

Total other noninterest expense	$1,097	$824	$273	$2,967	$2,536	$431

Other noninterest expense increased by $273,000, or 33.1%, to $1.1 million for the three months ended September 30, 2006 compared to $824,000 for the same period in the prior year and to $3.0 million for the nine months ended September 30, 2006 compared to $2.5 million incurred during the same period in the prior year. The $121,000 increase in printing and forms expense for the three months ended September 30, 2006 when compared to the same period in the prior year is principally due to increased printing services required due to loan and deposit customer growth and also includes $46,000 incurred for shareholder printing services.
Income Tax Expense: Income tax expense increased $195,000, or 22.1%, to $1.1 million for the three months ended September 30, 2006 as compared to $881,000 tax expense for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The increase in the provision for income taxes is due to increased earnings and an increase in the estimated effective tax rate for the three months ended September 30, 2006 to 33.2% from 31.8% for the same period in the prior year due to the growth in taxable income. Our effective tax rate differs from the statutory rate of 35% for the three and nine months ended September 30, 2006 primarily due to the dividend received deduction, non-taxable earnings on bank owned life insurance and the add-back of the excess of fair value over the cost basis of ESOP expense to taxable income for both periods.
Income tax expense increased $2.3 million to $3.1 million for the nine months ended September 30, 2006 as compared to a $761,000 tax expense for the same period in the prior year due to increased earnings and an increase in the estimated effective tax rate for the same reasons noted above. The estimated effective tax rate for the nine months ended September 30, 2006 increased to 33.2% from 32.0% for the same period in the prior year.

Rockville Financial, Inc.	27

Comparison of Financial Condition at September 30, 2006 and December 31, 2005
Summary: The Company’s total assets increased $157.0 million, or 14.9%, to $1.2 billion at September 30, 2006, from $1.1 billion at December 31, 2005, primarily due to a $159.7 million, or 18.6%, increase in loans receivable partially offset by an $2.2 million, or 1.7%, reduction in available for sale investments. Net loans receivable increased to $1.0 billion at September 30, 2006 as compared to $859.7 million at December 31, 2005 principally due to increases in commercial real estate, one-to-four family residential and construction mortgages. Available for sale investment securities declined to $126.9 million as of September 30, 2006 compared to $129.0 million at December 31, 2005. The Company purchased $24.1 million in available for sale investment securities during the nine months ended September 30, 2006 to replace maturities, calls and investment sales and maintain the investment portfolio to assist in providing liquidity when needed.
Deposits increased $98.9 million, or 13.0%, from December 31, 2005, to $860.3 million at September 30, 2006. The growth was principally attributable to a $96.3 million increase in interest-bearing deposits and a $2.7 million increase in non-interest bearing deposits due several deposit account promotions. Federal Home Loan Bank advances increased $44.8 million, or 34.2%, to $175.7 million at September 30, 2006 from $130.9 million at December 31, 2005. The added liquidity from deposit growth and Federal Home Loan Bank advances was used primarily to fund loan growth.
Total capital increased $6.1 million, or 4.0%, to $157.0 million at September 30, 2006 compared to $150.9 million at December 31, 2005 primarily due to earnings, ESOP compensation expense offset by ESOP purchases and cash dividends paid.
Investment Securities: At September 30, 2006, the Company’s investment portfolio, consisting solely of available for sale securities, was $126.9 million, or 10.5% of total assets. The portfolio was comprised of $2.0 million in U.S. Government and Agency securities, $50.6 million in U.S. government sponsored enterprises, $11.9 million in corporate bonds, $1.0 million in municipal bonds, $45.3 million in mortgage-backed securities, $15.9 million in marketable equity securities and $241,000 in non-marketable equity securities. At September 30, 2006, the net unrealized gain on investment securities available for sale was $2.1 million, net of taxes, compared to $1.4 million as of December 31, 2005. The increase in the net unrealized gains on investment securities available for sale reflects the appreciation in the marketable equity security portfolio during the period and the positive impact that declining long-term investment market rates had on the debt securities portfolio during the most recent quarter. The net unrealized loss on available for sale debt securities, net of taxes has declined $663,000 to $732,000, net of taxes, at September 30, 2006 from $1.4 million at June 30, 2006.
Lending Activities: Net loans receivable increased $159.7 million, or 18.6%, to $1.0 billion at September 30, 2006 compared to $859.7 million at December 31, 2005 primarily due to increases in commercial real estate, one-to-four family residential and construction mortgages. Residential real estate loans increased $70.7 million, or 12.7%, to $628.0 million. Commercial real estate loans increased $70.7 million, or 47.5%, to $219.7 million. Construction loans increased $27.0 million, or 57.3%, to $74.1 million. The increase in loans reflects continued demand for loans, increased branch capacity and additions made to our commercial lending staff. Commercial business loans declined $10.4 million, or 9.6%, to $98.7 million due to the prepayment of $6.0 million in loans fully guaranteed by the United States Department of Agriculture and the refinancing of a few commercial lines of credit into commercial real estate loans. As of September 30, 2006 and December 31, 2005, commercial business loans consisted of $34.3 million and $42.4 million of loans fully guaranteed by the United States Department of Agriculture and $64.4 million in loans partially guaranteed by the Small Business Administration, revolving business lines of credit and term loans, respectively.

Rockville Financial, Inc.	28

Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Once a loan is 90 days delinquent or either the borrower or the loan collateral experiences an event that makes collectibility suspect, the loan is placed on nonaccrual status. Our policies require nine months of continuous payments in order for the loan to be removed from nonaccrual status.

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
Residential(1)	$847	$821
Commercial	320	667
Commercial business loans	197	172
Installment, collateral and other loans	2	6

Total nonaccrual loans(2)	1,366	1,666
Accruing loan past due 90 days or more(3)	—	4,897
Troubled debt restructurings	580	614

Total non-performing loans	1,946	7,177
Real estate owned	—	—

Total non-performing assets	$1,946	$7,177

Total non-performing loans to total loans	0.19%	0.83%
Total non-performing loans to total assets	0.16%	0.68%
Allowance for loan losses as a percent of total loans	0.94%	1.00%
Allowance for loan losses as a percent of non-performing loans	497.74%	120.87%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on nonaccrual loans totaled $59,000 and $62,000 for the nine months ended September 30, 2006 and 2005, respectively.

(3)	Balance represents a loan that was fully guaranteed by the United States Agriculture Department and was repaid in full in January 2006.
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

The credit quality of the Bank’s loan portfolio is reviewed by a third party risk assessment firm and by the Bank’s internal credit management function. Review findings are reported periodically to senior management, the Board Lending Committee and the Board of Directors. This process is supplemented with several risk assessment tools including monitoring of delinquency levels, analysis of historical loss experience by loan type, identification of portfolio concentrations by borrower and industry, and a review of economic conditions that might impact loan quality. Based on these findings, the percentage allowance for each loan type is evaluated to ensure a proper allowance amount. The Allowance for Loan Losses is calculated on a quarterly basis and reported to the Board of Directors.
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
The allowance for loan losses was $9.7 million and $8.7 million at September 30, 2006 and December 31, 2005, respectively. The increase in the allowance resulted from a $1.4 million provision for loan losses for the nine months ended September 30, 2006 offset by $410,000 in net charge-offs. The allowance was deemed adequate based upon management’s analysis and includes a reduction of $629,000 in the provision recorded during the nine months ended September 30, 2006 when compared to the same period in the prior year as a result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio. At September 30, 2006, the allowance for loan losses represented 0.94% of total loans and 497.7% of non-performing loans, compared to 1.0% of total loans and 120.9% of non-performing loans as of December 31, 2005. The improvement in the allowance as a percentage of non-performing loans reflects the reduction of non-performing loans due to a $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005 that was repaid in full in January 2006.
Deposits: Deposits increased $98.9 million, or 13.0%, to $860.3 million at September 30, 2006 from $761.4 million at December 31, 2005. The growth was principally attributable to a $117.7 million increase in time deposits due to the success of several time deposit promotions partially offset by a $18.7 million reduction in core deposits primarily related to the continued decline of our savings deposits resulting from the competitive deposit gathering environment present in our marketplace during this time period. Regular savings declined by $21.5 million, or 14.2%, to $130.0 million at September 30, 2006 from $151.5 million at December 31, 2005. The Company has been promoting competitive rate shorter-term time deposits linked to direct deposit in response to the competition within our marketplace to maintain existing market share and fund the loan growth experienced. At September 30, 2006, deposits consisted of $88.5 million in non-interest bearing demand deposits, $87.6 million in NOW accounts, $130.0 million in savings accounts, $100.8 million in money market accounts, $944,000 in club accounts and $452.4 million in time deposits.
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

Rockville Financial, Inc.	30

addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2006 and December 31, 2005, respectively, $20.3 million and $23.6 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.
During the nine months ended September 30, 2006 and 2005, our loan originations and purchases, net of collected principal and loan sales, totaled $160.9 million and $123.0 million, respectively, reflecting net growth in our portfolio. Cash received from the calls and maturities of investment securities totaled $13.1 million and $9.6 million during the nine months ended September 30, 2006 and 2005, respectively. We purchased $24.1 million and $21.1 million and received proceeds from the sale of $3.0 million and $4.8 million in available for sale investment securities during the nine months ended September 30, 2006 and 2005, respectively. The Company received $11.2 million and $12.5 million in principal payments on available for sale mortgage-backed securities during the nine months ended September 30, 2006 and 2005, respectively.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $98.9 million and $28.3 million for the nine months ended September 30, 2006 and 2005, respectively.
Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At September 30, 2006, we had $175.7 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $155.2 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 20% of total assets, or $242.6 million at September 30, 2006.
At September 30, 2006, we had outstanding commitments to originate loans of $39.4 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $270.6 million. At September 30, 2006, time deposits scheduled to mature in less than one year totaled $381.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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

Rockville Financial, Inc.	31

We actively manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans including, adjustable rate one-to-four family, commercial and consumer loans, (ii) reducing and shortening the expected average life of the investment portfolio, and (iii) whenever possible, lengthening the term structure of our deposit base and our borrowings from the Federal Home Loan Bank of Boston with low cost funds. These measures are designed to reduce the volatility of our future net interest income in different interest rate environments.
Quantitative Analysis
Income Simulation: Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage
Increase (Decrease) in
Estimated Net
Interest Income
Over 12 Months
200 basis point increase in rates	(1.9)
200 basis point decrease in rates	(2.7)
Rockville Bank’s Asset/Liability policy limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, our return on assets (“ROA”) may change by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA ( for every 100 basis point interest rate change), whichever is less. These limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to decrease by a greater amount if interest rates fall. At September 30, 2006, income at risk (i.e., the change in net interest income) decreased 1.9% and 2.7% based on a 200 basis point increase or decrease, respectively. At September 30, 2006, return on assets is modeled to increase by 1 and decrease by 7 basis points based on a 200 basis point increase and a 200 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Rockville Financial, Inc.	32

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, based upon an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, hereinafter the “Exchange Act”), the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls: During the quarter under report, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Rockville Financial, Inc.	33

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its annual meeting of shareholders on August 22, 2006 (“Annual Meeting”).

(b)	David A. Engelson was re-elected as a director with a four-year term at the Annual Meeting. The other continuing directors are: Michael A. Bars, C. Perry Chilberg, Raymond H. Lefurge, Jr., Stuart E. Magdefrau, Thomas S. Mason, William J. McGurk, Peter F. Olson and Betty R. Sullivan. In accordance with the Company’s bylaws, Betty R. Sullivan became the Chairman of the Board.

(c)	There were 19,435,000 shares of Common Stock eligible to be voted at the Annual Meeting and 16,329,332 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting were as follows:
1.	Election of a director for a four-year term (Proposal 1):

Director:	For:	Withheld:

David A. Engelson	16,248,403	80,929
2.	Approval of the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (Proposal 2):

For:	Against:	Abstain:	Non-Vote:

13,594,728	365,249	77,432	2,291,923
3.	Ratification of Appointment of Deloitte & Touche LLP. As independent auditors of the Company for fiscal year ending December 31, 2006 (Proposal 3):

For:	Against:	Abstain:	Non-Vote:

16,298,094	11,540	19,698	0
Item 6. Exhibits
3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed for Rockville Financial, Inc. on May 13, 2005)

3.3	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 of Rockville Financial, Inc. filed on April 22, 2005)

10.1.1	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.1 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.2	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Gregory A. White effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

Rockville Financial, Inc.	34

10.1.3	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Kristen A. Johnson, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.4	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.5	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.6	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Ratna Ray, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.7	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Laurie A. Rosner, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.1.8	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Darlene S. White, effective June 7, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on June 13, 2006)

10.1.9	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Christopher E. Buchholz, effective June 7, 2006 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on June 13, 2006)

10.2.1	Supplemental Savings and Retirement Plan of Rockville Bank (incorporated herein by reference to Exhibit 10.13 to the Pre-Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on March 29, 2005)

10.2.2	First amendment to Exhibit 10.2.1, the Supplemental Savings and Retirement Plan of Rockville Bank (incorporated herein by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on September 30, 2006).

10.2.3	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).

10.2.4	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.2.5	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.2.6	Rockville Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.12 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.2.7	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006)

Rockville Financial, Inc.	35

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.

By:	/s/ Mr. William J. McGurk
Mr. William J. McGurk
President and Chief Executive Officer

Date:	November 14, 2006

By:	/s/ Mr. Gregory A. White
Mr. Gregory A. White
SVP, Chief Financial Officer and Treasurer

Date:	November 14, 2006

Rockville Financial, Inc.	36