Form 10-K
period 2006-12-31
Rockville Financial Inc.
filed 2007-03-16
CIK 1311131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-51239
ROCKVILLE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	30-0288470 (I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut (Address of principal executive officers)	06066 (Zip Code)
(860) 291-3600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of each exchange where registered
Common Stock, no par value	National Association of Securities Dealers
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes. ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. ☐ Yes. ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of Rockville Financial, Inc. as of June 30, 2006 was $106.8 million based upon the closing price of $14.72 as of June 30, 2006, the last day of the registrant’s most recently completed second quarter. Directors and officers of the Registrant are deemed to be affiliates solely for the purposes of this calculation.
As of February 28, 2007, there were 19,574,640 shares of Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2006 fiscal year, are incorporated by reference into Part III of this Report on Form 10-K.

Rockville Financial, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2006

Part I
FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements that are within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. These risks and uncertainties could cause our results to differ materially from those set forth in such forward-looking statements.
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
Factors that could cause this difference – many of which are beyond our control – include the following, without limitation:
•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect us or our businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	Strong competition within our market area may limit our growth and profitability.

•	We may not manage the risks involved in the foregoing as well as anticipated.

•	We recently opened new branches which may not become profitable as soon as anticipated, if at all.
Any forward-looking statements made by or on behalf of us in this Form 10-K speak only as of the date of this Form 10-K. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature we may make in future filings.

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
The Bank is a state-chartered savings bank organized in Connecticut in 1858 that provides a full range of banking services to consumer and commercial customers through its main office in Rockville, CT, seventeen branches located in Hartford and Tolland counties in Connecticut and 34 automated teller machines (“ATM”), including 10 stand-alone ATM facilities. The Bank is regulated by the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s deposits are insured to the maximum allowable under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Home Loan Bank.
The Company strives to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals, families, professionals and businesses in the market areas it serves. Rockville Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as residential, commercial real estate, commercial business and consumer loans and a variety of deposit products.
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
The Company employed 189 full-time equivalent employees at December 31, 2006. Management of the Company and the Bank are substantially identical. The Company does not own or lease any property but instead uses the premises, equipment and furniture of the Bank.
Competition
We face competition within our market area both in making loans and attracting deposits. Hartford and Tolland Counties have a high concentration of financial institutions including large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2006, based on the FDIC’s most recent annual Summary of Deposits Report, our market share of deposits represented 24.2% of deposits in Tolland County, the second largest market share in that county, and 1.8% of deposits in Hartford County.
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
Market Area
We operate in a primarily suburban market area that has a stable population and household base. All of our offices are located in Hartford and Tolland Counties, Connecticut. Our market area is located in the north central part of Connecticut including, in part, the eastern part of the greater Hartford metropolitan area. Our main office is located in Rockville and is located approximately 15 miles from Hartford. Hartford and Tolland Counties have a mix of industry groups and employment sectors, including services, wholesale/retail trade and manufacturing as the basis of the local economy. Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending area is broader than our primary deposit market area and includes all of Hartford and Tolland Counties, and parts of the adjacent Windham and Middlesex Counties. In addition to our primary lending areas we have expanded lending activities to include an out of state regional commercial real estate lending program.
Lending Activities
Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential real estate. One-to-four family residential real estate mortgage loans represented $640.1 million, or 61.5%, of our loan portfolio at December 31, 2006. We also offer commercial real estate loans, commercial business loans, construction mortgage loans and consumer loans. Commercial real estate loans totaled $232.6 million, or 22.3%, of our total loan portfolio at December 31, 2006. Commercial business loans totaled $97.2 million, or 9.3%, of our total loan portfolio at December 31, 2006. Construction mortgage loans totaled $63.9 million, or 6.1%, of our loan portfolio at December 31, 2006. Consumer loans, consisting primarily of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans, totaled $7.6 million, or 0.7%, of our total loan portfolio at December 31, 2006. As of December 31, 2006, loans to borrowers engaged in similar activities did not exceed 10% of total loans outstanding. The largest exposure to a related group was $17.4 million at December 31, 2006 largely due to the purchase of adjustable rate mortgages loans from two mortgage banking firms. These loans are performing according to their terms. Our net deferred loan fees and premiums totaled $1.8 million at December 31, 2006 largely due to the purchase of adjustable rate mortgage loans from two mortgage banking firms.
     The composition of the Bank’s loan portfolio was as follows at the dates indicated:

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Residential (1)	$640,076	61.46%	$557,306	64.31%	$450,054	64.21%	$334,625	62.73%	$296,245	61.19%
Commercial	232,550	22.33	149,006	17.19	136,594	19.49	122,600	22.99	118,256	24.43
Construction (2)	63,902	6.14	47,105	5.44	22,067	3.15	14,535	2.72	13,367	2.76
Commercial business loans	97,234	9.34	109,099	12.59	88,700	12.66	58,683	11.00	53,324	11.02
Installment, collateral and other loans	7,607	0.73	4,119	0.47	3,473	0.49	2,970	0.56	2,915	0.60

Total loans	1,041,369	100.00%	866,635	100.00%	700,888	100.00%	533,413	100.00%	484,107	100.00%

Net deferred loan fees and premiums	1,813		1,740		1,732		40		(1,358)
Allowance for loan losses	(9,827)		(8,675)		(6,371)		(4,971)		(5,168)

Loans, net	$1,033,355		$859,700		$696,249		$528,482		$477,581

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	Construction loans are reported net of undisbursed construction loans of $93.6 million, $64.1 million, $23.0 million, $3.0 million and $5.1 million as of December 31, 2006, 2005, 2004, 2003 and 2002, respectively.
Residential Mortgage Loans: One of our primary lending activities consists of the origination of one-to-four family residential mortgage loans that are primarily secured by properties located in Tolland and Hartford Counties. Of the $640.1 million one-to-four family residential mortgage loans at December 31, 2006, $75.5 million were fixed rate home equity loans and $91.3 million consisted of balances outstanding on home equity lines of credit. Generally, one-to-four family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We usually do not make loans with a loan-to-value ratio in excess of 97% for loans secured by single-family homes. Fixed rate mortgage loans generally are originated for terms of 10, 15, 20, 25 and 30 years. Typically, all fixed rate residential mortgage loans are underwritten according to Freddie Mac policies and procedures. Fixed rate residential mortgage loans are periodically sold in the secondary market. We will usually retain the servicing rights for all loans that we sell in the secondary market. We originated $83.2 million of fixed rate one-to-four family residential loans during the year ended December 31, 2006, none of which were sold in the secondary market.
We also offer adjustable-rate mortgage loans for one-to-four family properties, with an interest rate which adjusts annually based on the one-year Constant Maturity Treasury Bill Index, after either a one-, three-, four-, five-, seven-, or nine-year initial fixed rate period. We originated $103.0 million of adjustable rate one-to-four family residential loans during the year ended December 31, 2006. Additionally, we purchased $27.4 million in adjustable rate mortgages from two local mortgage banking firms during the year ended December 31, 2006. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.
Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. Of our one-to-four family residential loans, $330.4 million, or 51.6%, had adjustable rates of interest at December 31, 2006.
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
All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property. We also require homeowner’s insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. At December 31, 2006, our largest residential mortgage loan had a principal balance of $1.3 million. This loan is performing in accordance with its repayment terms.
We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one-to-four family residences. At December 31, 2006, home equity loans and equity lines of credit totaled $166.8 million, or 16.0%, of total loans. At December 31, 2006, the unadvanced amounts of home equity lines of credit totaled $101.7 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to no more than 90%. Our home equity lines of credit have ten year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18% per annum.

Commercial Real Estate Loans: We originate commercial real estate loans and loans on owner occupied properties used for a variety of business purposes including small office buildings, industrial facilities and retail facilities. These projects are generally located in our primary market area. At December 31, 2006, commercial mortgage loans totaled $232.6 million, or 22.3%, of total loans. Our commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one borrower limit. Our commercial real estate loans may be made with terms of up to 20 years with 25 year amortization schedules and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the Federal Home Loan Bank of Boston Classic Advance Rates. In reaching a decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise, business cash flow and credit history, and the appraised value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We typically require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and owners of 20% or more of the entity.
A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and typically includes periodic face-to-face meetings with the borrower. We generally require commercial borrowers to provide updated financial statements and federal tax returns annually. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan or commitment as of December 31, 2006 was a loan commitment for $15.9 million.
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
Commercial Construction Loans: We offer commercial construction loans including real estate subdivision development loans to licensed contractors and builders for the construction and development of commercial real estate projects and one-to-four family residential properties. At December 31, 2006, commercial construction loans totaled $59.6 million, which amounted to 5.7%, of total loans outstanding. At December 31, 2006, the unadvanced portion of these construction loans totaled $91.1 million. Our commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one borrower limit. We extend loans to residential subdivision developers for the purpose of land acquisition, the development of infrastructure and the construction of homes. Advances are determined as a percentage of cost or appraised value (whichever is less) and the project is physically inspected prior to each advance. We typically limit the numbers of model homes financed by a customer, with the majority of construction advances supported by purchase contracts. As of December 31, 2006 the single largest outstanding commercial construction loan commitment on a single residential subdivision totaled $8.2 million, which is performing according to its terms.
Residential Construction Loans: We originate construction loans to individuals and contractors for the construction and acquisition of personal residences. At December 31, 2006, residential construction mortgage loans amounted to $4.3 million, or 0.4%, of total loans. At December 31, 2006, the unadvanced portion of these construction loans totaled $2.5 million.
Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months. At the end of the construction phase, the construction loan converts to a long-term mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 80%. At December 31, 2006, our largest residential construction mortgage loan commitment was for $425,000, $350,000 of which had been disbursed. This loan is performing according to its terms. Construction loans to individuals are generally made on the same terms as our one-to-four family mortgage loans.
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
Commercial Business Loans: At December 31, 2006, we had $97.2 million in commercial business loans, of which $35.6 million were guaranteed by either the Small Business Administration (“SBA”) or the United States Department of Agriculture (“USDA”). We occasionally purchase USDA guaranteed loans in the secondary loan market from various experienced brokers. These loans carry a variable rate and adjust on a quarterly basis using the prime rate as the base index. There is no risk of principal or accrued interest loss up to loan payment dates, as we only purchased the guaranteed portion of the loan. The guarantee is that of the full faith and credit of the United States of America. We determine the loans to be purchased based on net yield, borrower credit rating, size and the business segment composition of the existing portfolio. Monthly payments are received directly from the original lending institution. As of December 31, 2006, of the $35.6 million guaranteed loans, $1.4 million are SBA loans originated by us, $34.1 million and $167,000 were purchased and are fully guaranteed by the USDA and the SBA, respectively. In addition to the SBA and USDA loans, our commercial business loan portfolio at December 31, 2006 included $23.8 million in revolving business lines of credit and $37.8 million in commercial business term loans. Total commercial business loans amounted to 9.3% of total loans as of December 31, 2006.
We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial business lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit (15% of equity capital and our allowance for loan losses, pursuant to Connecticut law) to which there were no exceptions as of December 31, 2006. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or financing short term cash needs. Commercial business loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the Federal Home Loan Bank comparable advance rate.
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
Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2006, our largest commercial business loan commitment was $15.0 million. In addition to the commercial business loans discussed above, we had $17.6 million in outstanding letters of credit as of December 31, 2006.
Installment, Collateral and Other Loans: We offer a limited range of installment and collateral consumer loans, principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. Installment and collateral consumer loans totaled $7.6 million, or 0.7% of our total loan portfolio at December 31, 2006.
Origination, Purchasing and Servicing of Loans: All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.
Generally, we retain in our portfolio all loans that we originate, however, for strategic reasons, including our interest rate risk management objectives, we periodically sell residential mortgage loans which conform to the underwriting standards specified by Federal Home Loan Mortgage Corporation (“Freddie Mac”). We also sell all mortgage loans insured by the Connecticut Housing Finance Authority (“CHFA”). All one-to-four family loans that we sell are sold pursuant to master commitments negotiated with Freddie Mac and are sold on a non-recourse basis. Historically, in such instances, our loans have been typically sold to either Federal National Mortgage Association (“ Fannie Mae”) or Freddie Mac, and we have retained the rights to service those loans. We currently have no reason to believe our practices will change in the near future. However, we currently have no plans to sell residential mortgage loans. Depending on interest rate levels at the time of any such sale, loans may be sold at either a net gain or a net loss. Additionally, there is no guarantee we will be able to reinvest the proceeds from any future loan sales at interest rates comparable to the interest rates on the loans that are sold. Reinvestment in loans with lower interest rates would result in lower interest income on the reinvested proceeds compared to the interest income previously generated by the loans that were sold.
At December 31, 2006, the Company was servicing loans sold in the amount of $20.8 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.
In addition to purchasing loans guaranteed by the USDA or SBA, the Company purchases adjustable rate one-to-four family residential mortgage loans from two local mortgage banking firms licensed with the Connecticut Department of Banking. These local mortgage bankers are not employed by the Company and sell their loans based on relationships and competitive pricing. During the year ended December 31, 2006, the Company purchased $27.4 million in adjustable rate loans from two local mortgage banking firms.

Loan Maturity Schedule
The following table sets forth the loan maturity schedule at December 31, 2006:

	Loans Maturing
		After One
	Within One	But Within	After Five
	Year	Five Year	Years	Total
	(In Thousands)
Real estate loans:
Residential	$746	$21,516	$617,814	$640,076
Commercial	15,928	22,691	193,931	232,550
Construction	12,323	22,677	28,902	63,902
Commercial business loans	26,012	28,325	42,897	97,234
Installment, collateral and other loans	152	5,495	1,960	7,607

Total	$55,161	$100,704	$885,504	$1,041,369

Loans Contractually Due Subsequent to December 31, 2007
The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2006 that are contractually due after December 31, 2007:

	Due After December 31, 2007
	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
Residential(1)	$309,481	$329,849	$639,330
Commercial	63,379	153,243	216,622
Construction	12,569	39,010	51,579
Commercial business loans	14,852	56,370	71,222
Installment, collateral and other loans	6,006	1,449	7,455

Total loans	$406,287	$579,921	$986,208

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.
Loan Approval Procedures and Authority: The Company’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan, if applicable. To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers.
The Company’s policies and loan approval limits are established by the Bank’s Board of Directors. The Board of Directors has designated lending authority based on officer level and loan type to a limited group of officers to approve loans of various amounts up to $500,000. The President, Senior Vice President, Senior Commercial Banking Officer and the Senior Vice President, Chief Risk and Credit Officer can approve loans for up to and including $1.0 million. Loans over $1.0 million up to $4.0 million are approved by the Board of Director’s Lending Committee. Loans above $4.0 million must be approved by the Board of Directors.
Non-performing and Problem Assets
Delinquency notices are mailed monthly to all delinquent borrowers, advising them of the amount of their delinquency. When a loan becomes more than 30 days delinquent, the Bank sends a letter advising the borrower of the delinquency. The borrower is given 30 days to pay the delinquent payments or to contact Rockville Bank to make arrangements to bring the loan current over a longer period of time. If the borrower fails to bring the loan current within 90 days from the original due date or to make arrangements to cure the delinquency over a longer period of time, the matter is referred to legal counsel and foreclosure or other collection proceedings are started. We may consider forbearance in select cases where a temporary loss of income might result, if a reasonable plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes.
All non-commercial mortgage loans are reviewed on a regular basis, and such loans are placed on nonaccrual status when they become more than 90 days delinquent. Commercial real estate and commercial business loans are evaluated for nonaccrual status on a case-by-case basis, but are typically placed on a nonaccrual status when they become more than 90 days delinquent. When loans are placed on nonaccrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received. For the year ended December 31, 2006, $52,000 of interest income related to troubled debt restructurings was recorded.
Classified Assets: Under our internal risk rating system, we currently classify loans and other assets considered to be of lesser quality as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by either the current net worth or the paying capacity of the obligor or by the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
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
On the basis of management’s review of its assets, at December 31, 2006 we had classified $10.7 million of our assets as substandard and $397,000 as doubtful. At December 31, 2006 there were no assets classified as loss.
The loan portfolio is reviewed on a regular basis to determine whether any loans require risk classification or reclassification. Not all classified assets constitute non-performing assets.

Loan Delinquencies
The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For					Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount		Number	Amount
	(Dollars in Thousands)
At December 31, 2006
Residential(1)	2	$110	4	$422		6	$532
Commercial	2	394	2	311		4	705
Construction	—	—	—	—		—	—
Commercial business loans	—	—	3	114		3	114
Installment, collateral and other loans	1	1	5	8		6	9

Total	5	$505	14	$855		19	$1,360

At December 31, 2005
Residential(1)	—	$—	11	$821		11	$821
Commercial	1	22	3	5,564	(2)	4	5,586	(2)
Construction	—	—	—	—		—	—
Commercial business loans	—	—	4	172		4	172
Installment, collateral and other loans	1	6	1	6		2	12

Total	2	$28	19	$6,563	(2)	21	$6,591	(2)

At December 31, 2004
Residential(1)	10	$1,170	3	$423		13	$1,593
Commercial	—	—	2	598		2	598
Construction	—	—	—	—		—	—
Commercial business loans	3	72	9	326		12	398
Installment, collateral and other loans	6	10	2	6		8	16

Total	19	$1,252	16	$1,353		35	$2,605

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	Balance includes a $4.9 million loan that is fully guaranteed by the United States Agriculture Department and was repaid in full in January 2006.

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

	At December 31,
	2006	2005		2004	2003	2002
	(Dollars in Thousands)
Nonaccrual loans:
Residential(1)	$422	$821		$423	$305	$767
Commercial	311	667		598	—	345
Construction	—	—		—	—	—
Commercial business loans	114	172		326	1,478	515
Installment, collateral and other loans	8	6		6	—	10

Total nonaccrual loans(2)	855	1,666		1,353	1,783	1,637
Accruing loans past due 90 days or more	—	4,897	(4)	—	24 (3)	—
Other accruing loans	78	—		—	—	—
Troubled debt restructurings	560	614		1,045	281	—

Total non-performing loans	1,493	7,177		2,398	2,088	1,637
Real estate owned	—	—		150	—	—
Other non-performing assets	—	—		—	268	188

Total non-performing assets	$1,493	$7,177		$2,548	$2,356	$1,825

Total non-performing loans to total loans	0.14%	0.83	%(5)	0.34%	0.39%	0.34%
Total non-performing loans to total assets	0.12%	0.68	%(6)	0.27%	0.29%	0.24%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on nonaccrual loans totaled $52,000 and $59,000 for the years ended December 31, 2006 and 2005, respectively.

(3)	The loan is fully guaranteed by the Small Business Administration.

(4)	Balance represents a loan that was fully guaranteed by the United States Agriculture Department and was repaid in full in January 2006.

(5)	The ratio is 0.26% when excluding the $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005 which was repaid in full in January, 2006.

(6)	The ratio is 0.22% when excluding the $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005 which was repaid in full in January, 2006.
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
The methodology for determining the adequacy of the allowance for loan losses contains two key components: 1) a specific allowance for loans that have been identified as problem loans or for loans that have an elevated risk profile, including certain impaired or non-performing assets; and 2) a general valuation allowance for each loan type within the portolio determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.

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
General Allowance: The Company establishes a general valuation allowance for loans that reflects management’s best estimate of probable incurred loan losses as of the balance sheet dates. The allowance amount is determined by loan type, historical loss experience for that particular loan type, credit quality trends, delinquency levels, quality of collateral and changes in general economic and business conditions. The Company’s methodology for assessing the adequacy of the allowance for loan losses utilized both objective and subjective factors. In recognition of the subjectivity and the inherent lending risks that are difficult to objectively define in a timely manner, the Company makes a further supplemental provision to the allowance representing the general allowance. The unallocated portion of the general allowance decreased to $1.6 million as of December 31, 2006 from $1.9 million as of December 31, 2005. This decrease is a result of the loan portfolio becoming more seasoned during its continued growth over these periods.
The credit quality of the Company’s loan portfolio is reviewed by a third party risk assessment firm and by the Company’s internal credit management function. Review findings are reported periodically to senior management, the Board Lending Committee and the Board of Directors. This process is supplemented with several risk assessment tools including monitoring of delinquency levels, analysis of historical loss experience by loan type, identification of portfolio concentrations by borrower and industry, and a review of economic conditions that might impact loan quality. Based on these findings the allowance for each loan type is evaluated. The allowance for loan losses is calculated on a quarterly basis and reported to the Board of Directors.
Any loan that is 90 or more days delinquent is placed on nonaccrual and classified as a non-performing asset. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due in accordance with the terms of the loan agreement. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114 (“SFAS 114”), Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118 (“SFAS 118”), Accounting by Creditors for Impairment for Loan-Income Recognition and Disclosures, an allowance is maintained for impaired loans to reflect the difference, if any, between the principal balance of the loan and the present value of projected cash flows, observable fair value or collateral value. SFAS 114 defines an impaired loan as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan.
In addition, the Company’s bank regulatory agencies periodically review the adequacy of the allowance for loan losses as part of their review and examination processes. The regulatory agencies may require that the Company recognize additions to the allowance based on their judgments of information available to them at the time of their review or examination.
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

This analysis process is both quantitative and subjective, as it requires management to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.
Schedule of Allowance for Loan Losses
The following table sets forth activity in the allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Balance at beginning of year	$8,675	$6,371	$4,971	$5,168	$4,949
Provision for loan losses	1,681	2,700	2,372	2,100	1,300
Charge-offs:
Real estate(1)	(45)	—	—	(228)	—
Commercial business loans	(498)	(591)	(1,092)	(2,086)	(1,114)
Installment and collateral loans	(78)	(55)	(20)	(46)	(35)

Total charge-offs	(621)	(646)	(1,112)	(2,360)	(1,149)

Recoveries:
Real estate(1)	5	31	75	7	45
Commercial business loans	70	209	55	53	21
Installment and collateral loans	17	10	10	3	2

Total recoveries	92	250	140	63	68

Net charge-offs	(529)	(396)	(972)	(2,297)	(1,081)

Allowance at end of year	$9,827	$8,675	$6,371	$4,971	$5,168

Ratios:
Allowance for loan losses to non-performing loans at end of year	658.20%	120.87%	265.68%	238.07%	315.70%
Allowance for loan losses to total loans outstanding at end of year	0.94%	1.00%	0.91%	0.93%	1.07%
Net charge-offs to average loans outstanding	0.05%	0.05%	0.16%	0.45%	0.22%

(1)	Real estate loans include one-to-four family residential mortgage loans, home equity loans, home equity lines of credit, commercial real estate and construction loans.
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

	At December 31,
	2006			2005			2004
		% of	% of Loans		% of	% of Loans		% of	% of Loans
	Allowance	Allowance	in Category	Allowance	Allowance	in Category	Allowance	Allowance	in Category
	for Loan	for Loan	to Total	for Loan	for Loan	to Total	for Loan	for Loan	to Total
	Losses	Losses	Loans	Losses	Losses	Loans	Losses	Losses	Loans
	(Dollars in Thousands)
Real Estate:
Residential(1)	$1,051	10.70%	61.46%	$1,035	11.93%	64.31%	$914	14.35%	64.21%
Commercial	4,241	43.16	22.33	3,459	39.88	17.19	2,667	41.85	19.49
Construction	959	9.76	6.14	707	8.15	5.44	331	5.20	3.15
Commercial business loans	1,959	19.93	9.34	1,541	17.76	12.59	1,469	23.06	12.66
Installment, collateral and other	55	0.56	0.73	27	0.31	0.47	21	0.33	0.49
Unallocated general allowance	1,562	15.89	—	1,906	21.97	—	969	15.21	—

Total allowance for loan losses	$9,827	100.00%	100.00%	$8,675	100.00%	100.00%	$6,371	100.00%	100.00%

	At December 31,
	2003			2002
		% of	% of Loans		% of	% of Loans
	Allowance	Allowance	in Category	Allowance	Allowance	in Category
	for Loan	for Loan	to Total	for Loan	for Loan	to Total
	Losses	Losses	Loans	Losses	Losses	Loans
	(Dollars in Thousands)
Real Estate:
Residential(1)	$706	14.20%	62.73%	$624	12.07%	61.19%
Commercial	2,217	44.60	22.99	2,296	44.43	24.43
Construction	218	4.39	2.72	199	3.85	2.76
Commercial business loans	1,457	29.31	11.00	1,953	37.79	11.02
Installment, collateral and other	18	0.36	0.56	31	0.60	0.60
Unallocated general allowance	355	7.14	—	65	1.26	—

Total allowance for loan losses	$4,971	100.00%	100.00%	$5,168	100.00%	100.00%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.
Investment Activities
The Company’s Chief Financial Officer is responsible for implementing its Investment Policy. The Investment Policy is reviewed annually by management and any changes to the policy are recommended to and are subject to the approval of the Board of Directors. Authority to make investments under the approved Investment Policy guidelines is delegated by the Board to appropriate officers. While general investment strategies are developed and authorized by management, the execution of specific actions rests with the President, Chief Operating Officer and Chief Financial Officer who may act jointly or severally. In addition, two other officers under the supervision of the Chief Financial Officer have execution authority that is limited to cash management transactions. The Chief Financial Officer is responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. The Chief Financial Officer is authorized to execute investment transactions (purchases and sales), generally up to $5 million per transaction without the prior approval of the Board and within the scope of the established Investment Policy.
In addition, the Company utilizes the services of an independent investment advisor to assist in managing the investment portfolio. The investment advisor is responsible for maintaining current information regarding securities dealers with whom the Company is conducting business. A list of appropriate dealers is provided at least annually to the Board of Directors for approval and authorization, and new securities dealers are approved prior to the execution of trades. The investment advisor, through its assigned portfolio manager, must contact our President, Chief Operating Officer, or Chief Financial Officer to review all investment recommendations and transactions and receive approval from one of the authorized individuals prior to execution of any transaction.
Our Investment Policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine its credit quality and fit within our overall asset/liability management objectives, its effect on our risk-based capital and the overall prospects for yield and/or appreciation.
Investment Securities Portfolio: The following table sets forth the carrying values of our investment securities portfolio at the dates indicated.

	At December 31,
	2006		2005		2004
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government and agency obligations	$1,989	$1,987	$1,974	$1,973	$1,994	$1,984
U.S. Government sponsored enterprises	58,991	58,584	35,999	35,493	24,160	24,053
Mortgage-backed securities	45,953	45,362	57,324	56,371	67,290	67,359
Corporate debt securities	7,891	7,906	18,975	18,980	28,384	29,289
Other debt securities	981	1,000	984	1,016	1,434	1,506
Marketable equity securities	12,273	17,387	11,456	14,975	8,310	11,490
Non-marketable equity securities	241	241	241	241	326	326

Total available for sale	$128,319	$132,467	$126,953	$129,049	$131,898	$136,007

During the year ended December 31, 2004, we recorded an other than temporary impairment charge of $223,000 related to the preferred stock of a U.S. government sponsored enterprise. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this security as of December 31, 2006 and 2005 is $777,000 with an unrealized gain of $77,000 at December 31, 2006.
Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, all securities purchased are classified available for sale.
U.S. Government and Agency Obligations and U.S. Government Sponsored Enterprises: At December 31, 2006, the Company’s U.S. Government and Agency securities portfolio totaled $2.0 million, and U.S. government sponsored enterprises totaled $58.6 million, all of which were classified as available for sale. There were no structured notes or derivatives in the portfolio.
Mortgage-Backed Securities: The Company purchases mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae.
Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities (generally U.S. government agencies and government sponsored entities, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors such as Rockville Bank and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize the Company’s borrowing obligations.

At December 31, 2006, mortgage-backed securities totaled $45.4 million, or 3.7% of assets and 3.9% of interest-earning assets, all of which were classified as available for sale. At December 31, 2006, 59% of the mortgage-backed securities were backed by adjustable rate loans and 41% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a book yield of 4.61% at December 31, 2006. The estimated fair value of our mortgage-backed securities at December 31, 2006 was $45.4 million, which is $591,000 less than the amortized cost of $46.0 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.
Corporate Bonds: At December 31, 2006, the Company’s corporate bond portfolio totaled $7.9 million, all of which was classified as available for sale. The corporate bond portfolio had a book yield of 5.77% at December 31, 2006. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our Investment Policy requires that corporate debt obligations be rated “A” or better by a nationally recognized rating agency. A security that is downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment.
Marketable Equity Securities: We currently maintain a diversified equity securities portfolio. At December 31, 2006, our marketable equity securities portfolio totaled $17.4 million, or 1.4% of total assets, all of which were classified as available for sale. The portfolio consisted of $14.5 million of diversified common stock, $1.8 million of preferred stock issued by government agencies and $1.1 million of mutual funds. At December 31, 2006, our investments in marketable equity securities consisted of investments of $14.5 million in corporate issuers, and the maximum investment in any single issuer was $3.6 million. The industries represented by our common stock investments are diverse and include banking, insurance and financial services, integrated utilities and various industrial sectors. Our investments in preferred stock consisted of investments in two government agencies, and the maximum investment in any single issuer was $0.9 million. The total equity portfolio will not exceed 100% of the Tier I capital of the Bank.
Investments in equity securities involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect our net capital position.
Other Debt Securities: These securities consist primarily of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds. Our Investment Policy requires that such state agency or municipal obligations be rated “A” or better by a nationally recognized rating agency. A security that is downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment. At December 31, 2006, the Company’s state agency and municipal obligations portfolio totaled $1.0 million.
Portfolio Maturities and Yields: The composition and maturities of the investment securities portfolio at December 31, 2006 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2006, mortgage-backed securities with adjustable rates totaled $26.8 million.

					More than Five
			More than One Year		Years through Ten		More than Ten
	One Year or Less		through Five Years		Years		Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
December 31, 2006	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)
Debt Securities:
U.S. Government and agency obligations	$1,987	5.00%	$—	—%	$—	—%	$—	—%	$1,987	5.00%
U.S. Government sponsored enterprises	18,851	4.23	38,756	5.18	977	5.27	—	—	58,584	4.87
Mortgage-backed securities	—	—	675	5.30	8,228	4.31	36,459	4.67	45,362	4.61
Corporate debt securities	6,688	5.68	1,218	6.25	—	—	—	—	7,906	5.77
Other debt securities	—	—	256	6.89	265	4.27	479	4.79	1,000	5.19

Total debt securities	$27,526	4.64%	$40,905	5.22%	$9,470	4.40%	$36,938	4.67%	$114,839	4.84%

Marketable equity securities									17,387
Non-marketable equity securities									241

Total securities available for sale									$132,467

Sources of Funds:
General: Deposits have traditionally been the Company’s primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of Boston may be used in the short-term to compensate for reductions in deposits and to fund loan growth.
Deposits: A majority of our depositors are persons who work or reside in Hartford and Tolland Counties and, to a lesser extent, other northeastern Connecticut communities. We offer a selection of deposit instruments, including checking, savings, money market savings accounts, negotiable order of withdrawal (“NOW”) accounts and fixed-rate time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. The Company did not have any brokered deposits at December 31, 2006.
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
The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. Recent bank consolidation activity has provided the Company with opportunities to attract new deposit relationships. It is unclear whether the recent growth in deposits will reflect our historical, stable experience with deposit customers. The ability to attract and maintain money market accounts and time deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2006 and 2005, $479.5 million and $334.7 million, or 54.2% and 44.0%, respectively, of our deposit accounts were time deposits, of which $394.6 million and $251.1 million, respectively, had maturities of one year or less.

Deposits: The following table displays a summary of the Company’s deposits as of the dates indicated:

	At December 31,
	2006			2005			2004
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)
Deposit type:
Demand deposits	$93,068	10.5%	0.00%	$85,855	11.3%	0.00%	$77,972	11.3%	0.00%
NOW accounts	86,670	9.8	0.45	90,706	11.9	0.30	88,768	12.8	0.30
Regular savings	128,604	14.6	0.60	151,551	19.9	0.60	161,215	23.3	0.60
Money market and investment savings	96,442	10.9	2.23	98,363	12.9	2.14	84,789	12.2	1.48
Club accounts	211	0.0	2.04	206	0.0	2.04	205	0.0	2.04

Total core accounts	404,995	45.8	0.82	426,681	56.0	0.77	412,949	59.6	0.60

Time deposits	479,516	54.2	4.51	334,715	44.0	3.39	279,549	40.4	2.55

Total deposits	$884,511	100.0%	2.82%	$761,396	100.0%	1.92%	$692,498	100.0%	1.39%

As of December 31, 2006, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $159.1 million. The following table sets forth the maturity of those time deposits as of December 31, 2006.

(In thousands)
Three months or less	$49,748
Over three months through six months	56,171
Over six months through one year	33,176
Over one year to three years	17,457
Over three years	2,567

Total	$159,119

The following table sets forth the time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2006	2005	2004
	(In Thousands)
Interest Rate:
0.00% - 1.00%	$1,178	$1,672	$1,518
1.01% - 2.00%	4,440	69,259	103,397
2.01% - 3.00%	50,526	26,858	102,121
3.01% - 4.00%	44,589	123,321	38,699
4.01% - 5.00%	214,049	107,146	24,279
5.01% - 6.00%	161,675	5,789	6,181
6.01% - 7.00%	3,059	670	3,354

Total	$479,516	$334,715	$279,549

The following table sets forth the amounts and maturities of time deposits at December 31, 2006:

							Percentage
							of Total
		Over One	Over Two	Over Three			Time
	Less Than	Year to Two	Years to	Years to			Deposit
	One Year	Years	Three Years	Four Years	Thereafter	Total	Accounts
	(Dollars in Thousands)
Interest Rate:
0.00% - 1.00%	$1,175	$3	$—	$—	$—	$1,178	0.25%
1.01% - 2.00%	4,342	91	7	—	—	4,440	0.92
2.01% - 3.00%	44,968	5,535	23	—	—	50,526	10.54
3.01% - 4.00%	6,137	33,760	4,664	—	28	44,589	9.30
4.01% - 5.00%	178,632	20,401	13,933	—	1,083	214,049	44.64
5.01% - 6.00%	156,288	3,742	1,575	—	70	161,675	33.71
6.01% - 7.00%	3,059	—	—	—	—	3,059	0.64

Total	$394,601	$63,532	$20,202	$—	$1,181	$479,516	100.00%

The following table sets forth the interest-bearing deposit activities for the years indicated:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Beginning balance	$675,541	$614,526	$478,682

Net increase in deposits before interest credited	95,994	49,671	127,373
Interest credited	19,908	11,344	8,471

Net increase in deposits	115,902	61,015	135,844

Ending balance	$791,443	$675,541	$614,526

Borrowed Funds
The Company’s borrowings consist solely of advances from and a line of credit with the Federal Home Loan Bank of Boston (“FHLBB”). At December 31, 2006, we had an available line of credit with the FHLBB in the amount of $10.0 million and access to additional Federal Home Loan Bank advances of up to $159.3 million.
The following table sets forth information concerning balances and interest rates on our FHLBB advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
FHLBB Advances:
Maximum amount of advances outstanding at any month end during the year	$195,637	$131,104	$128,062
Average advances outstanding during the year	168,942	122,828	106,134
Balance outstanding at end of year	178,110	130,867	118,015
Weighted average interest rate during the year	4.58%	4.21%	4.33%
Weighted average interest rate at the end of year	4.59%	4.29%	4.21%

Subsidiary Activities
Rockville Bank is currently the only subsidiary of the Company and is incorporated in Connecticut. Rockville Bank currently has the following subsidiaries all of which are incorporated in Connecticut: SBR Mortgage Company, SBR Investment Corp. and Rockville Financial Services, Inc.
SBR Mortgage Company: Established in December 1998, SBR Mortgage Company operates as Rockville Bank’s “passive investment company” (“PIC”). A 1998 Connecticut statute allows for the creation of PICs. A properly created and maintained PIC allows Rockville Bank to contribute its real estate loans to the PIC, where they are serviced. The PIC does not recognize income generated by PIC for the purpose of Connecticut business corporations tax, nor does Rockville Bank recognize income for these purposes on the dividends it receives from the PIC. Since its establishment, our PIC has allowed us, like many other banks with Connecticut operations, to experience substantial savings on the Connecticut business corporations tax that otherwise would have applied.
SBR Investment Corp.: Established in January 1995, SBR Investment Corp. was established to maintain an ownership interest in a third-party registered broker-dealer, Infinex Investments, Inc. Infinex provides broker-dealer services for a number of banks, and to the Bank’s customers through Rockville Financial Services, Inc.
Rockville Financial Services, Inc.: Established in May 2002, Rockville Financial Services, Inc. currently offers brokerage and investment advisory services through a contract with Infinex, a non-affiliated registered broker-dealer. In addition, Rockville Financial Services, Inc. operates three offices at Rockville Bank and offers customers a range of non-deposit investment products including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. Rockville Bank receives a portion of the commissions generated by Infinex from sales to customers. For the year ended December 31, 2006, Rockville Financial Services, Inc. received fees of $367,000 through its relationship with Infinex.
Charitable Foundations:
Rockville Bank Community Foundation, Inc.: Rockville Bank Community Foundation, Inc., a private charitable foundation, was established in May 2005 in connection with the Company’s minority stock issuance. This foundation, which is not a subsidiary of the Company, provides grants to individuals and not-for-profit organizations within the communities that Rockville Bank serves. In 2005 the Company contributed $3.9 million in stock to the foundation in connection with the minority stock issuance. No contributions were made to the foundation during 2006. At December 31, 2006, the foundation had assets of approximately $6.7 million, which consisted solely of Rockville Financial, Inc. stock. The foundation’s Board of Directors consists of two officers of Rockville Bank, the Chairman of the Board, the Vice Chairman of the Board, and one corporator of Rockville Financial MHC, Inc.
Rockville Bank Foundation, Inc.: Rockville Bank Foundation, Inc., a private charitable foundation, was established in May 1998. This foundation, which is not a subsidiary of the Company, provides grants to individuals and not-for-profit organizations within the communities that Rockville Bank serves. No contributions were made to the foundation during 2006. At December 31, 2006, the foundation had assets of approximately $1.3 million. The foundation’s Board of Directors consists of two officers of Rockville Bank, the Chairman of the Board, the Vice Chairman of the Board, and one corporator of Rockville Financial MHC, Inc. These individuals also serve as the Board of Directors of Rockville Bank Community Foundation, Inc., which was established in connection with the offering. The Boards of Directors of the two foundations plan to merge the foundations in 2007.
Bank Owned Life Insurance
During the year ended December 31, 2004, Rockville Bank purchased $2.0 million of Bank Owned Life Insurance (“BOLI”). There were no BOLI purchases in 2006 and 2005. These policies were purchased for the purpose of protecting Rockville Bank against the cost/loss due to the death of key employees and to offset Rockville Bank’s future obligations to its employees under various retirement and benefit plans.

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
Bad Debt Reserves: Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Rockville Financial, Inc.’s subsidiary, Rockville Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Rockville Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2006, the subsidiary had no reserves subject to recapture in excess of its base year.
Taxable Distributions and Recapture: Prior to the 1996 Act, bad debt reserves created before January 1, 1988 were subject to recapture into taxable income if Rockville Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2006, our total federal pre-1988 base year reserve was approximately $1.2 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Rockville Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.
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
Net Operating Loss Carryovers: A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2006, Rockville Financial, Inc. had no net operating loss carryforwards for federal income tax purposes.
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
State Taxation
Connecticut State Taxation: Rockville Financial MHC, Inc., Rockville Financial, Inc. and its subsidiaries are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (9% for the fiscal year ending December 31, 2006) to arrive at Connecticut income tax.

In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Rockville Bank established a passive investment company, SBR Mortgage Company, in December 1998 and eliminated the state income tax expense of Rockville Bank effective December 31, 1998 through December 31, 2006. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could propose legislation to eliminate the passive investment company exemption. If such legislation were enacted, Rockville Financial, Inc. would be subject to state income taxes in Connecticut.
Rockville Financial MHC, Inc. and Rockville Financial, Inc. are not currently under audit with respect to their income tax returns, and their state tax returns have not been audited for the past five years.
SUPERVISION AND REGULATION
General
Rockville Bank is a Connecticut-chartered stock savings bank and is a wholly-owned subsidiary of Rockville Financial, Inc., a stock corporation. Fifty-five percent of the stock of the Company is owned by Rockville Financial MHC, Inc., a Connecticut-chartered mutual holding company. Rockville Bank’s deposits are insured up to applicable limits by the FDIC through the Deposit Insurance Fund (“DIF”). Rockville Bank is subject to extensive regulation by the Connecticut Banking Department, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. Rockville Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut Banking Department concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers. Rockville Financial, Inc., as a bank holding company, is subject to regulation by and is required to file reports with the Federal Reserve Bank of Boston (“FRB”). Any change in such regulations, whether by the Connecticut Banking Department, the FDIC or the FRB, could have a material adverse impact on Rockville Bank or Rockville Financial, Inc.
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
Dividends: The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a savings bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized.” The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to the Bank’s shareholder if such dividends would reduce shareholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations.
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
Federal Regulations
Capital Requirements: Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Rockville Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier I capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier I capital is the sum of common stockholders’ equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.
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
As a bank holding company, Rockville Financial, Inc. is subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks. Rockville Financial, Inc.’s stockholders’ equity exceeds these requirements.
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
Investment Activities: Since the enactment of the FDICIA, all state-chartered FDIC insured banks, including savings banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDICIA and the FDIC permit exceptions to these limitations. The FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the DIF. The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. For example, state chartered banks, such as Rockville Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Select Stock Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Rockville Bank received grandfathered authority from the FDIC to invest in listed stock and/or registered shares. The maximum permissible investment is 100% of Tier I Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Connecticut law, whichever is less. Such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to Rockville Bank or if it converts its charter or undergoes a change in control. As of December 31, 2006, Rockville Bank had $14.5 million of securities which were held under such authority. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) specifies that a non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2006, Rockville Bank was a “well capitalized” institution.
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
Transactions with Affiliates: Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20%

of capital stock and surplus. The term “covered transaction” includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with non-affiliates. Further, Section 22(h) of the FRA restricts an institution with respect to loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the Board of Directors. Further, under Section 22(h), loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.
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
Insurance of Deposit Accounts
The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. DIF members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. For the years ended December 31, 2006, 2005 and 2004, the total FDIC assessments were $103,000, $96,000 and $89,000, respectively. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Company.
In November 2006, the FDIC Board of Directors approved a final rule to implement a One-Time Assessment Credit, as required by the Federal Deposit Insurance Act of 2005 (“Reform Act”). The FDIC will apply an eligible institution’s One-Time Assessment Credit against the institution’s future assessments to the maximum extent allowed by the statute. For 2007 assessment periods, all credits available to an institution may be used to offset the institution’s insurance assessment, effective with the June 2007 invoice. For assessments that become due for periods beginning in the fiscal years 2008, 2009 and 2010, the Federal Deposit Insurance Act provides that credits may not be applied to more than 90 percent of an institution’s assessment. Also as a result of the Reform Act, the FDIC is in the process of revising its risk based assessment system.
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
Federal Home Loan Bank System
The Company is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the Federal Home Loan Bank of Boston. The Company was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2006 of $9.8 million. At December 31, 2006, Rockville Bank had $178.1 million in Federal Home Loan Bank advances.
The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late l980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. For the years ended December 31, 2006, 2005 and 2004, cash dividends from the Federal Home Loan Bank to the Company amounted to approximately $521,000, $359,000 and $188,000; respectively. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by the Company.
Holding Company Regulation
General: As a bank holding company, Rockville Financial, Inc. is subject to comprehensive regulation and regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Connecticut Banking Commissioner. The Connecticut Banking Commissioner will disapprove the acquisition if the bank or holding company to be acquired has been in existence for less than five years, unless the Connecticut Banking Commissioner waives this five year restriction, or if the acquisition would result in the acquirer controlling 30% or more of the total amount of deposits in insured depository institutions in Connecticut. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase its holdings to 25% or more of such class.
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
The Sarbanes-Oxley Act also increased the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm” (“RPAF”). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. Under the Sarbanes-Oxley Act the SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.
Community Reinvestment Act: Under the Community Reinvestment Act (“CRA”), as amended as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Rockville Bank’s latest FDIC CRA rating was “satisfactory.”
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
Conversion of Rockville Financial MHC, Inc. to Stock Form: Connecticut law permits Rockville Financial MHC, Inc. to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). The Board of Directors has no current intention or plan to undertake a Conversion Transaction. However, in a Conversion Transaction a new holding company would be formed as the successor to Rockville Financial, Inc. (the “New Holding Company”), Rockville Financial MHC, Inc.’s corporate existence would end, and certain depositors of Rockville Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Rockville Financial MHC, Inc. (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Rockville Financial, Inc. immediately prior to the Conversion Transaction. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.
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
Rockville Financial MHC, Inc. has not waived any dividends paid or declared by Rockville Financial, Inc. and currently does not expect to waive dividends declared by Rockville Financial, Inc. If Rockville Financial MHC, Inc. decides that it is in its best interest to waive a particular dividend to be paid by Rockville Financial, Inc. and the Federal Reserve Board approves such waiver, then Rockville Financial, Inc. would pay such dividend only to its public stockholders. The amount of the dividend waived by Rockville Financial MHC, Inc. would be treated in the manner described above. Rockville Financial MHC, Inc.’s decision as to whether or not to waive a particular dividend will depend on a number of factors, including Rockville Financial MHC, Inc.’s capital needs, the investment alternatives available to Rockville Financial MHC, Inc. as compared to those available to Rockville Financial, Inc., and the possibility of regulatory approvals. We cannot guarantee:
•	that Rockville Financial MHC, Inc. will waive dividends paid by Rockville Financial, Inc.;

•	that, if we make application to waive a dividend, the Federal Reserve Board will approve such dividend waiver request; or

•	what conditions may be imposed by the Federal Reserve Board on any dividend waiver.
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
The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many banks, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility due to market interest rate changes over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities. We diligently manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented within “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K.
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
Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. At December 31, 2006, loans secured by real estate represented 90% of our total loans, substantially all of which are secured by properties located in Hartford and Tolland Counties. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.
As of December 31, 2006, approximately 38% of our loan portfolio consisted of commercial and industrial, construction, and commercial business loans. These types of loans involve increased risks because the borrower’s ability to repay the loan typically depends primarily on the successful operation of the business or the property securing the loan. Additionally, these loans are primarily made to small- or middle-market business customers who may have vulnerability to economic conditions and who may not have experienced a complete business or economic cycle. These types of loans are also typically larger than single-family residential mortgage loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction and land development, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans would result in a reduction in interest income recognized on loans. An increase in non-performing loans also could require us to increase the provision for losses on loans and increase loan charge-offs, both of which would reduce our net income.
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
When We Declare Dividends on Our Common Stock, Rockville Financial MHC, Inc. Will be Prohibited From Waiving the Receipt of Dividends by Current Federal Reserve Board Policy.
Rockville Financial, Inc.’s Board of Directors has the authority to declare dividends on our common stock, subject to statutory and regulatory requirements. When Rockville Financial, Inc. pays dividends to its stockholders, it also is required to pay dividends to Rockville Financial MHC, Inc., unless the Company is permitted by the Federal Reserve Board to waive the receipt of dividends. The Federal Reserve Board’s current position is to not permit a bank holding company to waive dividends declared by its subsidiary. Accordingly, because dividends will be required to be paid to Rockville Financial MHC, Inc., along with all other stockholders, the amount of dividends available for all other stockholders will be less than if Rockville Financial MHC, Inc were permitted to waive the receipt of dividends.
We Have Opened New Branches and Expect to Open Additional New Branches Which May Incur Losses During Their Initial Years of Operation as They Generate New Deposit and Loan Portfolios.
Rockville Bank opened new branch offices in Tolland and Coventry in 2004, in Glastonbury in 2005, South Glastonbury in 2006 and in Enfield in the first quarter of 2007. Rockville Bank intends to continue to expand through de novo branching. Losses are expected from these new branches for some time as the expenses associated with them are largely fixed and are typically greater than the income earned as the branches build up their customer bases. No assurance can be given as to when, if ever, new branches will become profitable.
Further Implementation of Our Stock Benefit Plans Will Increase Our Costs, Which Will Reduce Our Income.
As part of the reorganization and stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees and authorized the Company to lend the funds to the ESOP to purchase 699,659 or 8% of the shares issued in the initial public offering. The ESOP purchased 437,287 shares of common stock through the initial public offering, 203,072 shares were purchased in the open market in 2005 and the final 59,300 shares were purchased in the open market in 2006. The Company’s subsidiary, Rockville Bank intends to make annual contributions to the ESOP that will be adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP. Annual employee stock ownership plan expenses will be recorded in an amount equal to the fair value of shares of common stock committed to be released to employees. If shares of common stock appreciate in value over time, compensation expense relating to the employee stock ownership plan will increase.
Stockholders approved establishment of the Rockville Financial, Inc. 2006 Stock Incentive Plan (the “Stock Incentive Plan”) at the Company’s 2006 Annual Meeting on August 22, 2006. The Stock Incentive Plan allows for the granting of up to 1,224,405 shares, or 13.8%, of the number of shares of common stock held by persons other than Rockville Financial MHC, Inc. to (i) fund the Stock Incentive Plan’s recognition and retention plan and (ii) satisfy the exercise of options under its stock option plan. In the event that a portion of these shares used to fund awards under the Stock Incentive Plan is obtained from authorized but un-issued shares or from purchases of shares in the open market, such awards will decrease our net income per share and stockholders’ equity per share. The Company made awards in 2006 of a portion of the shares allowed under the Stock Incentive Plan, the expenses of which are reflected in the Company’s 2006 operating results. Additional awards under the Stock Incentive Plan will be funded either through open market purchases, if permitted, or from the issuance of authorized but un-issued shares. Such additional awards will reduce our income in the future.
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
Rockville Financial, Inc. began trading shares of common stock on the NASDAQ Global Select Stock Market under the symbol “RCKB” on May 23, 2005. The trading history of our common stock has been characterized by relatively low trading volume. The value of a stockholder’s investment may be subject to sudden decreases due to the volatility of the price of our common stock which trades on the NASDAQ Global Select Stock Market. The volume experienced was significantly less than a larger publicly traded company. Persons purchasing shares may not be able to sell their shares when they desire if a liquid trading market does not develop or sell them at a price equal to or above their initial purchase price. This limited trading market for our common stock may reduce the market value of the common stock and make it difficult to buy or sell our shares on short notice.
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

Item 1B. Unresolved Staff Comments
          None.

Item 2. Properties
At December 31, 2006 the Company’s banking subsidiary, Rockville Bank, operated through 18 banking offices and our automated teller machines (“ATM”), including ten stand-alone ATM facilities. One additional facility was opened in February 2007 and another facility is expected to open in the third quarter of 2007 pending regulatory approval. The Company sub-leases part of two of its locations to third parties.

		Year	Date of
	Owned Or	Acquired	Lease
Location	Leased	Or Leased	Expiration
Main Office:
25 Park Street Rockville, CT	Own	1895	N/A
Branches:
1671 Boston Turnpike Coventry, CT	Lease	2005	2010	(4)
265 Ellington Road(1) East Hartford, CT	Lease	2001	2009
67 Prospect Hill Road(1) East Windsor, CT	Lease	2001	2009
12 Main Street Ellington, CT	Lease	1987	2007
65 Palomba Drive(1) Enfield, CT	Lease	2001	2007	(4)
231 Hazard Avenue Enfield, CT	Own	1997	N/A
1009 Hebron Avenue Glastonbury, CT	Lease	2005	2015	(4)
341 Broad Street Manchester, CT	Own	2001 (2)	N/A
234 Tolland Turnpike(1) Manchester, CT	Lease	1996	2011
20 Hyde Avenue Rockville, CT	Own	1992	N/A
612 Main Street Somers, CT	Lease	1970	2008
902 Main Street South Glastonbury, CT	Lease	2005	2010	(4)
1645 Ellington Road South Windsor, CT	Own	2001	N/A
869 Sullivan Avenue South Windsor, CT	Lease	1985	2011	(5)
275 Mountain Road Suffield, CT	Own	2001	N/A
6 Field Stone Commons Tolland, CT	Own	2004 (2)	N/A
Route 83 at Pitkin Road Vernon, CT	Lease	1978	2008	(4)
Branches expected to open in 2007:
660 Enfield Street(6) Enfield, CT	Lease	2006	2016	(4)
43 Prospect Hill Road(7) East Windsor, CT	Lease	2007	2027	(4)

		Year	Date of
	Owned Or	Acquired	Lease
Location	Leased	Or Leased	Expiration
Stand-Alone ATM Facilities:
135 West Road Ellington, CT	Lease	2006	2011	(3)
Scitico Plaza Enfield, CT	Lease	2000	2010	(3)
Center Street Manchester, CT	Lease	2005	2010	(5)
MCC Community College Manchester, CT	Lease	2005	2007
Rockville General Hospital Rockville, CT	Lease	2005	2007
Southfield Road Somers, CT	Lease	2004	2008
Evergreen Walk (2 facilities) South Windsor, CT	Lease	2004	2007
Evergreen Walk (1 facility) South Windsor, CT	Lease	2004	2008	(8)
Big Y Supermarket Tolland, CT	Lease	2005	2010	(3)

(1)	Supermarket banking facility. (2) Originally leased properties that were purchased in 2006

(3)	Has one (1) remaining renewal option for a five (5) year term.

(4)	Has two (2) remaining renewal options each for five (5) year terms.

(5)	Has three (3) remaining renewal options each for five (5) year terms.

(6)	The 660 Enfield Street branch was opened in February 2007.

(7)	The 43 Prospect Hill Road branch in East Windsor is anticipated to open in the third quarter of 2007 pending regulatory approval.

(8)	Has two (2) remaining renewal options each for three (3) year terms.
Item 3. Legal Proceedings
We are subject to certain pending and threatened legal actions which arise out of the normal course of our business, including typical customer claims and counterclaims arising out of the retail banking and mortgage banking business. We believe that the resolution of any pending or threatened litigation will not have a material adverse effect on our consolidated financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
None

Part II
Item 5. Market For The Registrant’s Common Equity and Related Stockholder Matters
The Company’s Common Stock has traded on the NASDAQ Global Select Stock Market under the symbol “RCKB” since the Company’s initial public offering closed on May 20, 2005 and the Common Stock began trading on May 23, 2005. The initial offering price was $10.00 per share. The following table sets forth the high and low prices (such prices reflect interdealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions) of the Common Stock from May 23, 2005 to December 31, 2006, as reported by NASDAQ Global Select Stock Market.

Common Stock (per share)
	Market Price
			Dividends
	High	Low	Declared
2006:
First Quarter	$15.00	$13.17	$—
Second Quarter	15.00	13.55	—
Third Quarter	14.90	14.05	0.04
Fourth Quarter	18.06	14.24	0.04

2005:
Second Quarter (commencing May 23, 2005)	$12.68	$9.72	$—
Third Quarter	15.79	12.00	—
Fourth Quarter	14.00	12.67	—
As of December 31, 2006, there were 19,574,640 shares of our common stock outstanding. The Company had 4,500 holders of record as of December 31, 2006, including Rockville Financial MHC, Inc., which held 10,689,250 shares, Rockville Bank Community Foundation, Inc. which held 388,700 shares and the Rockville Bank Employee Stock Ownership Plan, which held 699,659 shares. The above amount does not reflect the number of persons or entities who hold their stock in nominee or “street” name.
Repurchase of Equity Securities During 2006:
The following table provides information about purchases (1) by us during the year ending December 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Act:

Issuer Purchases of Equity Securities
				Maximum
				Number of
			Total Number of	Shares that May
			Shares Purchased	Yet Be
	Total Number		as Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
November 22, 2006 –November 30, 2006	32,800	$16.48	32,800	317,030
December 1, 2006	25,000	16.85	25,000	292,030

Total	57,800	$16.64	57,800

(1)	Effective November 13, 2006, the Company adopted a plan to repurchase of up to 349,830 of our outstanding shares of common stock on the open market.

Securities Authorized for Issuance Under Equity Compensation plans
The following table summarizes certain information about the equity compensation plans of the Company as of December 31, 2006:

Number Of Securities
	Number Of		Remaining Available For
	Securities To Be	Weighted-Average	Future Issuance Under
	Issued Upon	Exercise Price Of	Equity Compensation
	Exercise Of Options,	Outstanding	Plans (Excluding
	Warrants And	Options, Warrants	Securities Reflected In
	Rights	And Rights	Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	179,200	$17.77	840,257
Equity compensation plans not approved by security holders	—	—	—

Total	179,200	$17.77	840,257

Dividends:
The Company paid dividends of $0.08 per share to its stockholders in 2006. Declarations of dividends by the Board of Directors, if any, will depend upon a number of factors, including investment opportunities available to the Company, capital requirements, regulatory limitations, the Company’s financial condition and results of operations, tax considerations and general economic conditions. No assurances can be given, however, that dividends will continue to be paid.

Performance Graph:
The following graph compares the cumulative total return on the common stock for the period beginning May 23, 2005, the date on which Rockville, Financial, Inc. common stock began trading, as reported by the NASDAQ Global Select Stock Market through December 31, 2006, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the Keefe, Bruyette & Woods, Inc. 50 Index for that period.
This graph assumes the investment of $100 on May 23, 2005 in our common stock (at the initial public offering price of $10.00 per share), the S&P 500 Index and the Keefe, Bruyette & Woods, Inc. 50 Index and assumes that dividends are reinvested.

S&P 500	5/23/2005	6/30/2005	9/30/2005	12/31/2005	3/31/2006	6/30/2006	9/30/2006	12/31/2006
Price Index 1	1193.86	1191.33	1228.81	1248.29	1294.83	1270.2	1335.85	1418.3
Capital Appreciation		-0.21%	3.15%	1.59%	3.73%	-1.90%	5.17%	6.17%
Unannualized Dividend Yield		0.19%	0.45%	0.49%	0.47%	0.46%	0.48%	0.51%
Total Quarterly Return		-0.03%	3.60%	2.08%	4.20%	-1.44%	5.65%	6.69%
	100.0	100.0	103.6	105.7	110.2	108.6	114.7	122.4

KBW50	5/23/2005	6/30/2005	9/30/2005	12/31/2005	3/31/2006	6/30/2006	9/30/2006	12/31/2006
Price Index	649.85	637.36	615.22	664.01	674.02	685.08	722.98	768.90
Capital Appreciation		-1.92%	-3.47%	7.93%	1.51%	1.64%	5.53%	6.35%
Unannualized Dividend Yield		0.22%	0.78%	0.83%	0.77%	0.79%	0.80%	0.84%
Total Quarterly Return		-1.70%	-2.70%	8.76%	2.28%	2.43%	6.33%	7.19%
	100.0	98.3	95.7	104.0	106.4	109.0	115.9	124.2

RCKB	5/23/2005	6/30/2005	9/30/2005	12/31/2005	3/31/2006	6/30/2006	9/30/2006	12/31/2006
Price Index	10.48	12.22	13.34	13.05	14.33	14.72	14.49	17.85
Capital Appreciation		16.60%	9.17%	-2.17%	9.81%	2.72%	-1.56%	23.19%
Unannualized Dividend Yield		—	—	—	—	—	0.27%	0.28%
Total Quarterly Return		16.60%	9.17%	-2.17%	9.81%	2.72%	-1.29%	23.46%
	100.0	116.6	127.3	124.5	136.7	140.5	138.6	171.2

*	Note for the S&P 500 Index and KBW 59 Index, the 6/30/05 Unamortized Dividend Yield is adjusted to reflect that the stock holding period was not for the duration of the entire quarter. Unamortized Dividend Yield for the indices is adjusted to reflect the 5/23/05-6/30/05 holding period.

Item 6. Selected Financial Data
Selected financial data for each of the years in the five-year period ended December 31, 2006 are set forth below. The consolidated financial statements and notes thereto as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006 are included elsewhere in this 10-K.
On May 20, 2005 the Company completed its reorganization from a state-chartered mutual holding company to a state-chartered mid-tier mutual stock holding company. As such, the 2005 Selected Financial Data includes the effect of the reorganization and minority stock issuance.

	At December 31,
	2006	2005		2004	2003	2002
	(In Thousands)
Selected Financial Condition Data:

Total assets	$1,232,836	$1,056,169		$889,913	$712,018	$687,195
Available for sale securities	132,467	129,049		136,007	127,597	118,795
Federal Home Loan Bank stock	9,836	8,498		7,412	6,069	6,069
Loans receivable, net	1,033,355	859,700		696,249	528,482	477,581
Loans held for sale	—	—		—	—	24,786	(1)
Cash and cash equivalents	22,381	23,611		22,100	28,454	43,056
Deposits	884,511	761,396		692,498	531,929	514,295
Mortgagors and investors escrow accounts	5,320	4,794		3,979	3,349	3,298
Advances from the Federal Home Loan Bank	178,110	130,867		118,015	105,153	105,283
Total stockholders’ equity	155,064	150,905	(2)	68,526	65,917	58,722
Allowance for loan losses	9,827	8,675		6,371	4,971	5,168
Non-performing loans(3)	1,493	7,177	(4)	2,398	2,088	1,637

(1)	In December 2002, the Company entered into a forward contract to sell mortgage loans to a third party in early 2003. The fair value of the forward contract of approximately $735,000 on December 31, 2002 was recognized in income during the year ended December 31, 2002.

(2)	The Company received proceeds of $83.6 million for the sale of 8,357,050 shares of its common stock, representing 43% of the outstanding common shares at $10.00 per share to eligible account holders and employee benefit plans of the Bank pursuant to subscription rights as set forth in the Plan. Reorganization costs of $2.3 million were incurred in conducting the offering and were recorded as a reduction of the proceeds from the shares sold in the reorganization.

(3)	Non-performing loans include loans for which the Bank does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest and renegotiated loans.

(4)	Balance includes a $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005 which was repaid in full in January 2006.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands, Except Per Share Amounts)
Selected Operating Data:
Interest and dividend income	$63,952	$48,600	$38,814	$38,493	$41,566
Interest expense	27,649	16,514	13,070	12,999	17,789

Net interest income	36,303	32,086	25,744	25,494	23,777
Provision for loan losses	1,681	2,700	2,372	2,100	1,300

Net interest income after provision for loan losses	34,622	29,386	23,372	23,394	22,477

Noninterest income	4,625	4,076	3,183	3,953	2,781
Noninterest expense	29,025	24,616	21,596	17,810	16,320
Contribution to Rockville Bank foundations	—	3,887	—	779	—

Income before income taxes	10,222	4,959	4,959	8,758	8,938
Provision for income taxes	3,368	1,533	1,510	2,667	2,919

Net income	$6,854	$3,426	$3,449	$6,091	$6,019

		For the
		Period from
	For the Year	May 20,
	Ended	2005 to
	December	December
	31, 2006	31, 2005
Net income (1)	$6,854	$1,669

Earnings per share (1)
Basic	$0.36	$0.09

Diluted	$0.36	$0.09

Dividends per share	$0.08	$—

(1)	The earnings for the period prior to the mutual holding company reorganization which was completed on May 20, 2005, were excluded when calculating the earnings per share since shares of common stock were not issued until May 20, 2005; therefore, per share information for prior periods is not meaningful.

	At or For the Years Ended December 31,
	2006	2005		2004	2003	2002
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.59%	0.36%		0.43%	0.86%	0.89%
Return on average equity	4.42	2.88		5.14	9.67	10.87
Interest rate spread (1)	2.75	3.10		3.15	3.48	3.38
Net interest margin (2)	3.30	3.49		3.40	3.78	3.72
Noninterest expense to average assets	2.52	2.95		2.72	2.64	2.43
Efficiency ratio (3)	70.92	78.82		74.65	63.13	61.45
Efficiency ratio, excluding Foundation contributions	70.92	68.07		74.65	60.48	61.45
Average interest-earning assets to average interest-bearing liabilities	122.01	121.51		114.71	115.08	112.06
Dividend payout ratio	0.22	—		—	—	—

Capital Ratios:
Capital to total assets at end of year	12.58	14.29		7.70	9.26	8.55
Average capital to average assets	13.47	12.35		8.43	8.93	8.23
Total capital to risk-weighted assets	18.00	20.44		11.82	13.93	13.25
Tier I capital to risk-weighted assets	16.87	19.26		10.70	12.89	12.12
Tier I capital to total average assets	12.75	14.34		7.28	8.54	8.07

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.94	1.00		0.91	0.93	1.07
Allowance for loan losses as a percent of non-performing loans	658.20	120.87	(4)	265.68	238.07	315.70
Net charge-offs to average outstanding loans during the period	0.05	0.05		0.16	0.45	0.22
Non-performing loans as a percent of total loans	0.14	0.83		0.34	0.39	0.34
Non-performing loans as a percent of total assets	0.12	0.68		0.27	0.29	0.24

Other Data:
Number of full service offices	14	13		12	10	10
Number of limited service offices	4	4		4	4	5

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	The ratio at December 31, 2005 is 380.48 when excluding the $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005, which was repaid in full in January, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed on December 17, 2004. The Reorganization and Minority Stock Issuance Plan (the “Plan”) adopted by the Company’s and Rockville Bank’s Board of Directors was completed on May 20, 2005. Pursuant to the Plan, the Company became a mid-tier holding company. Rockville Financial MHC, Inc. holds fifty-five percent of the Company’s common stock, and the Company became the holder of all the common stock of Rockville Bank (“the Bank”). The Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and seventeen branches located in Hartford and Tolland counties in Connecticut. The Bank’s deposits are insured under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.
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
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to allowance for loan losses, other than temporary impairment of investment securities, income taxes, pension and other post-retirement benefits and stock compensation.
Allowance for Loan Losses: The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. Management believes the policy is critical because determination of the amount of the allowance involves significant judgments and assumptions.
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
Management believes the policy for evaluating securities for other than temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income. As of December 31, 2006, there was an aggregate $867,000 of unrealized losses related to $47.0 million of securities in an unrealized loss position for 12 or more consecutive months. Management has determined that securities in an unrealized loss position were not other than temporarily impaired based on their evaluation of current market trends, the nature of the investments and industry analysis and their ability and intent to hold these debt securities until a forecasted recovery, which may be maturity. If management’s judgment regarding impairment of these securities changes in the future, it will reduce our net income accordingly.
Income Taxes: We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1999 through December 31, 2006; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of December 31, 2006, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of December 31, 2006 and 2005, our net deferred tax asset was $5.2 million and $3.4 million, respectively, and there was no valuation allowance.
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
While management believes the assumptions used to estimate expenses related to pension and other post-retirement benefits are reasonable and appropriate, actual experience may significantly differ. The pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our Pension Plan assets of 8.50%. In developing our expected long-term rate of return assumption, we evaluated input from our actuary and investment consultant, including their review of asset class return expectations as well as long-term inflation assumptions, and their review of historical returns based on the current target asset allocations of 62% equity securities, 35% debt securities and 3% real estate. We regularly review our asset allocation and periodically rebalance our investments when considered appropriate. While all future forecasting contains some level of estimation error, we continue to believe that 8.50% falls within a range of reasonable long-term rate of return expectations for our pension plan assets.
Stock Compensation: The Company accounts for stock options and restricted stock awards in accordance with SFAS No. 123 (“SFAS 123R”), Share-Based Payments (revised 2004). This statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. These costs are recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). SFAS 123R requires companies to measure the cost of employee services received in exchange for stock options, and the Company is required to expense the grant date fair value of the Company’s stock options and restricted stock with a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria. We use the Black-Scholes option valuation model to value employee stock awards. Determining the appropriate fair-value model and calculating the estimated fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life, expected dividend rate, risk-free interest rate and expected forfeiture rate. We develop our estimates based on historical data and market information which can change significantly over time.
Comparison of Operating Results for the Year Ended December 31, 2006 to the Year Ended December 31, 2005
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage servicing income, bank owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy, equipment, and other operating expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the years ended December 31, 2006 and 2005.

Income Statement Summary

	Years Ended
	December 31,
	2006	2005	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$36,303	$32,086	$4,217	13.14%
Provision for loan losses	1,681	2,700	1,019	37.74
Noninterest income	4,625	4,076	549	13.47
Contribution to Rockville Bank Community Foundation, Inc.	—	3,887	3,887	100.00
Noninterest expense	29,025	24,616	(4,409)	(17.91)

Income before income taxes	10,222	4,959	5,263	106.13
Provision for income taxes	3,368	1,533	(1,835)	(119.70)

Net income	$6,854	$3,426	$3,428	100.06%

Earnings Summary
Net income of $6.9 million increased by $3.4 million for the year ended December 31, 2006 over the previous year. In 2005, the Company incurred a $3.9 million expense related to a common stock contribution to Rockville Bank Community Foundation, Inc. in connection with the initial public offering, with a related tax benefit of $1.3 million. The Company incurred no such expense in 2006. In addition, when comparing 2006 to 2005, note that net interest income increased by $4.2 million, or 13.1%, the provision for loan losses decreased by $1.0 million or 37.7%, and noninterest income increased $549,000, or 13.5%. Other noninterest expense (noninterest expense excluding the Rockville Bank Community Foundation, Inc. contribution) increased by $4.4 million, or 17.9%. Basic and diluted earnings per share were $0.36 for 2006 compared to basic and diluted earnings per share of $.09 for the period from May 20, 2005 to December 31, 2005. Earnings per share data is not presented for earlier periods as there were no shares outstanding prior to May 20, 2005.
The increase in net interest income was primarily due to a $35.8 million, or 22.0%, increase in average net interest-earning assets offset by a 19 basis point decrease in the net interest margin. The $1.0 million decrease in the provision for loan losses is attributable to a decrease in the allowance for loan losses to total loans outstanding from 1.00% at December 31, 2005 to 0.94% at December 31, 2006 and to a low experience of loan defaults in 2006. The allowance for loan losses is based upon probable and reasonably estimable losses in our loan portfolio.
The $549,000 increase in noninterest income is primarily due to a $497,000 increase in service charges and fees and an increase in gains on sales of securities of $52,000. The $549,000 increase in service charges and fees is primarily comprised of an increase of $218,000 in ATM fees due to increased volume in debit card transactions and additions made to our ATM network and a $327,000 increase in insufficient funds charges as a result of the growth in demand deposit accounts.
In 2005 the Foundation was established with a contribution of 2%, or 388,700 shares of the Company’s common stock to support educational activities and charitable causes in the communities that the Bank serves. No contributions were made to the Foundation in 2006.
The $4.4 million increase in other noninterest expense (noninterest expense excluding the Rockville Bank Community Foundation, Inc. contribution) is primarily due to an increase of $2.2 million in salaries and employee benefits, $930,000 increase in director fees and expenses, a $264,000 increase in service bureau fees, a $322,000 increase in occupancy costs, a $232,000 increase in printing and form fees and a $422,000 increase in other noninterest expense. In December 2006, the Company awarded 197,440 shares of restricted stock to officers and directors, with a fair value of $3.5 million, as measured on the grant date and options to purchase 179,200 shares of the Company’s stock with cliff vesting on December 13, 2008 and an exercise price of $17.77 per share. The fair value of the options awarded on grant date, net of estimated forfeitures, was $739,000 using the Black-Scholes pricing model. The right to exercise the stock options expires on December 13, 2016. Option and share awards provide for accelerated vesting if there is a change in control, as defined in the Plan. The total incentive awards expense included $2.1 million for restricted stock and $295,000 for options. Stock incentive award expenses of $2.4 million were recorded in December 2006 as noninterest expenses. Salaries and employee benefits included $1.5 million of stock incentive award expense for officers of the Company and other noninterest expense included $924,000 of stock incentive award expenses for the Directors. There was no stock incentive award expense in 2005.
The increase in service bureau fees of $264,000 is primarily due to increases in ATM servicing costs, core processing services and wide area network costs, due to increased service costs and additions made to our ATM, branch and wide area network.
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

	For the Years Ended December 31,
	2006			2005			2004
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$960,770	$58,000	6.04%	$778,358	$42,997	5.52%	$600,150	$33,146	5.52%
Available for sale securities	126,271	5,325	4.22	128,180	5,144	4.01	129,769	5,275	4.06
Federal Home Loan Bank stock	9,472	521	5.50	8,214	359	4.37	6,614	188	2.84
Other earning assets	2,647	106	4.00	3,383	100	2.96	20,208	205	1.01

Total interest-earning assets	1,099,160	63,952	5.82	918,135	48,600	5.29	756,741	38,814	5.13

Noninterest-earning assets	52,816			46,662			38,394

Total assets	$1,151,976			$964,797			$795,135

Interest-bearing liabilities:
NOW and money market accounts	$186,113	2,881	1.55	$177,726	1,956	1.10	$145,578	1,278	0.88
Savings accounts	138,993	851	0.61	163,673	997	0.61	154,138	937	0.61
Time deposits	403,815	16,126	3.99	288,609	8,346	2.89	251,802	6,223	2.47

Total interest-bearing deposits	728,921	19,858	2.72	630,008	11,299	1.79	551,518	8,438	1.53

Mortgagor’s and investor’s escrow accounts	2,991	50	1.67	2,780	45	1.62	2,072	33	1.59

Advances from the Federal Home Loan Bank	168,942	7,741	4.58	122,828	5,170	4.21	106,134	4,599	4.33

Total interest-bearing liabilities	900,854	27,649	3.07%	755,616	16,514	2.19%	659,724	13,070	1.98%

Noninterest-bearing liabilities	95,951			90,043			68,372

Total liabilities	996,805			845,659			728,096
Capital	155,171			119,138			67,039

Total liabilities and capital	$1,151,976			$964,797			$795,135

Net interest income		$36,303			$32,086			$25,744

Net interest rate spread (1)			2.75%			3.10%			3.15%
Net interest-earning assets (2)	$198,306			$162,519			$97,017

Net interest margin (3)			3.30%			3.49%			3.40%

Average interest-earning assets to average interest-bearing liabilities			122.01%			121.51%			114.71%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

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

	Year Ended			Year Ended
	December 31, 2006			December 31, 2005
	Compared to			Compared to
	December 31, 2005			December 31, 2004
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest and dividend income:
Loans receivable	$10,702	$4,301	$15,003	$9,851	$—	$9,851
Securities interest, dividends & income from other assets	(56)	405	349	(642)	577	(65)

Total earning assets	10,646	4,706	15,352	9,209	577	9,786

Interest expense:
NOW and money market accounts	95	830	925	318	360	678
Savings accounts	(141)	—	(141)	58	14	72
Time deposits	3,982	3,798	7,780	981	1,142	2,123

Total interest-bearing deposits	3,936	4,628	8,564	1,357	1,516	2,873
FHLB Advances	2,084	487	2,571	693	(122)	571

Total interest bearing liabilities	6,020	5,115	11,135	2,050	1,394	3,444

Change in net interest income	$4,626	$(409)	$4,217	$7,159	$(817)	$6,342

Net Interest Income: Net interest income before the provision for loan loss increased 13.1% to $36.3 million for the year ended December 31, 2006, compared to $32.1 million for the year ended December 31, 2005. The increase is primarily due to a $35.8 million, or 22.0% increase in average net interest-earning assets. Average net interest-earning assets increased to $198.3 million for the year ended December 31, 2006 from $162.5 million for the prior year. Our net interest margin decreased 19 basis points to 3.30% for the year ended December 31, 2006 from 3.49% for the year ended December 31, 2005.
Interest and Dividend Income: Interest and dividend income increased 31.6% to $64.0 million for the year ended December 31, 2006 from $48.6 million for the year ended December 31, 2005. Interest income on loans receivable increased by 34.9% to $58.0 million for the year ended December 31, 2006 from $43.0 million for the year ended December 31, 2005 primarily due to a 23.4% increase in average loans receivable. The average loan yield for the year ended December 31, 2006 increased to 6.04% from 5.52% compared to the same period in the prior year. The prime rate used as an index to re-price various commercial and home equity adjustable rate loans increased 100 basis points during the year to 8.25% at December 31, 2006 from 7.25% at December 31, 2005. Interest and dividend income on available for sale securities increased slightly to $5.3 million for the year ended December 31, 2006 from $5.1 million for the year ended December 31, 2005 primarily due to a 21 basis point increase in the average yield on available for sale investment securities for the year ended December 31, 2006 compared to the year ended December 31, 2005.
Interest Expense: Interest expense for the year ended December 31, 2006 increased 67.4% to $27.6 million from $16.5 million for the year ended December 31, 2005. The increase in interest expense for the year ended December 31, 2006 compared to the same period in the prior year was attributable to an increase in both volume and the weighted average rate paid due to a rising rate environment. For the year ended December 31, 2006, average interest-bearing liabilities rose 19.2% to $900.9 million from $755.6 million for the year ended December 31, 2005. The average rate paid on interest-bearing liabilities for the year ended December 31, 2006 increased 88 basis points to 3.07% from 2.19% for the year ended December 31, 2005. The increase in the cost of funds was due to a rising interest rate environment and was mitigated by deposit account strategies to attract lower cost NOW and money market account deposits. For the year ended December 31, 2006, average core deposits decreased 4.8% to $325.1 million from $341.4 million for the year ended December 31, 2005.
Provision for Loan Losses: The allowance for loan losses is maintained at a level necessary to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges to current operations any provision for loan losses considered necessary. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. Based upon the evaluation of these factors, management recorded a provision of $1.7 million for the year ended December 31, 2006, a decrease of $1.0 million compared to the year ended December 31, 2005 as a result of an evaluation of the loan portfolio and estimated allowance requirements in addition to favorable loan charge-offs. At December 31, 2006, the allowance for loan losses totaled $9.8 million, or 658.2% of non-performing loans and 0.94% of total loans, compared to $8.7 million at December 31, 2005, or 120.9% of non-performing loans and 1.00% of total loans. Excluding a $4.9 million loan fully guaranteed by the United States Department of Agriculture (“USDA”) classified as non-performing as of December 31, 2005, the allowance for loan losses totaled 380.5% of non-performing loans.
Noninterest Income: Sources of noninterest income primarily include banking service charges on deposit accounts, Infinex brokerage and insurance fees, bank owned life insurance and mortgage servicing income.
The $549,000 increase in noninterest income for the year ended December 31, 2006 compared to the year ended December 31, 2005 is principally due to a $497,000 increase in service charges and fees and an increase on the net gains on sales of securities of $52,000. The $497,000 increase in service charges and fees is primarily comprised of an increase of $218,000 in ATM fees due to increased volume in debit card transactions and additions made to our ATM network and a $327,000 increase in insufficient funds charges as a result of the growth in demand deposit accounts offset by a reduction of $36,000 in Infinex brokerage fees.

Noninterest Expense: Noninterest expense increased by $522,000, or 1.8%, to $29.0 million for the year ended December 31, 2006 from $28.5 million for the year ended December 31, 2005.
The following table summarizes noninterest expense for the years ended December 31, 2006 and 2005:

	Years Ended
	December 31,
	2006	2005	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$15,093	$12,903	$2,190	17.0%
Service bureau fees	2,936	2,672	264	9.9
Occupancy and equipment	3,179	2,857	322	11.3
Professional fees	1,372	1,332	40	3.0
Marketing and promotions	1,134	1,183	(49)	(4.1)
Insurance and FDIC assessments	259	201	58	28.9
Contribution to Rockville Bank Community Foundation, Inc.	—	3,887	(3,887)	(100.0)
Other(1)	5,052	3,468	1,584	45.7

Total noninterest expense	$29,025	$28,503	$522	1.8%

(1)	Includes directors fees and expenses for the years ended December 31, 2006 and 2005 of $1.3 million and $373,000, respectively.
The increase of $522,000 in noninterest expense is primarily due to a $2.2 million increase in salaries and benefits, a $264,000 increase in service bureau fees, a $322,000 increase in occupancy costs, a $40,000 increase in professional fees and an increase in other noninterest expenses of $1.6 million. Offsetting these increases was a $49,000 decrease in marketing and promotions expense and a $3.9 million common stock contribution made to Rockville Bank Community Foundation, Inc. in May 2005 in connection with the initial public offering. No such contribution was made in 2006.
The $2.2 million increase in salary and employee benefits includes $1.5 million in stock incentive award expenses for officers of the Company awarded in December 2006 compared to no awards in 2005, an increase of $1.1 million in salary costs and an increase of $136,000 in ESOP expense. The ESOP expenses are $1.0 million in 2006, an increase of $136,000 when compared to $932,000 in ESOP expenses for 2005. This expense was offset by a decrease in bonus of $329,000 and a decrease of $505,000 in our phantom stock plan expense as a result of its termination in December 2005. The increase in salary costs was primarily due to the growth in the number of full-time equivalent employees, which increased to 189 as of December 31, 2006 from 171 as of December 31, 2005 as a result of the expansion of branch facilities and the commercial lending division.
The $264,000 increase in service bureau fees is primarily due to increases in ATM servicing costs, core processing services and wide area network costs, due to increased service costs and additions made to our ATM, branch and wide area network. The increase of $1.6 million in other noninterest expenses is primarily due to $924,000 in stock incentive plan expenses for the directors awarded in December 2006 compared to none in 2005 and $232,000 increase in printing and forms.

Other noninterest expense increased by 45.7% to $5.1 million for the year ended December 31, 2006 compared to $3.5 million for the year ended December 31, 2005. Significant components of other noninterest expense are as follows:

	Years Ended
	December 31,
	2006	2005	$ Change	% Change
	(Dollars in Thousands)
Directors fees and expenses	$1,303	$373	$930	249.3%
Appraisal and credit report	432	383	49	12.8
Telephone	247	251	(4)	(1.6)
Postage	359	281	78	27.8
Courier	295	212	83	39.2
Dues and subscriptions	200	177	23	13.0
Service charges	131	127	4	3.2
Printing and forms	389	157	232	147.8
Other	1,696	1,507	189	12.5

Total other noninterest expense	$5,052	$3,468	$1,584	45.7%

In 2006 director fees and expenses increased by $930,000. This increase was primarily due the Company awarding restricted stock and stock options to the Directors in December of 2006.
Income Tax Expense: Income tax expense increased by $1.8 million to $3.4 million for the year ended December 31, 2006 compared to $1.5 million of income tax expense for the year ended December 31, 2005. The effective tax rate was 32.9% and 30.9% for the years ended December 31, 2006 and 2005, respectively. The effective tax rate differed from the statutory rate of 34% for the years ended December 31, 2006 and 2005 primarily due to the preferential tax treatment of the corporate dividends received, non-taxable earnings on bank owned life insurance and municipal investments offset by the non-deductibility of the excess book basis of ESOP expense that is recorded at average market price for book purposes and is only deductible at cost basis for tax purposes.
Comparison of Operating Results for the Year Ended December 31, 2005 to the Year Ended December 31, 2004
Income Statement Summary:

	Years Ended
	December 31,
	2005	2004	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$32,086	$25,744	$6,342	24.6%
Provision for loan losses	2,700	2,372	(328)	(13.8)
Noninterest income	4,076	3,183	893	28.1
Contribution to Rockville Bank Foundation, Inc.	3,887	—	(3,887)	(100.0)
Other operating expenses	24,616	21,596	(3,020)	(14.0)

Income before income taxes	4,959	4,959	—	0.0
Provision for income taxes	1,533	1,510	(23)	(1.5)

Net income	$3,426	$3,449	$(23)	(0.7)%

General: Net income decreased by $23,000 for the year ended December 31, 2005 and was $3.4 million. This decline was primarily attributable to earnings being reduced by a $3.9 million expense related to a common stock contribution to Rockville Bank Community Foundation, Inc. in connection with the initial public offering, with a related tax benefit of $1.3 million, a $328,000, or 13.8%, increase in the provision for loan losses, and a $3.0 million, or 14.0%, increase in other operating expenses, partially offset by an increase of $6.3 million, or 24.6%, in net interest income resulting from a $65.5 million, or 67.5% increase in average net interest-earning assets, a 9 basis point increase in the net interest margin and a $893,000, or 28.1% increase in noninterest income. Basic and diluted earnings per share were $.09 for the period from May 20, 2005 to December 31, 2005. Earnings per share data is not presented for earlier periods as there were no shares outstanding prior to May 20, 2005.
The Foundation was established with a contribution of 2%, or 388,700 shares of the Company’s common stock to support educational activities and charitable causes in the communities that the Bank serves. Excluding the Foundation contribution expense and the related tax benefit, net income would have increased by $2.5 million or 73.7% to $6.0 million for the year ended December 31, 2005 when compared to the year ended December 31, 2004 primarily due to an increase of $6.3 million, or 24.6%, in net interest income resulting from a $65.5 million, or 67.5%, increase in average net interest-earning assets and a 9 basis point increase in the net interest margin offset by a $328,000, or 13.8%, increase in the provision for loan losses, and augmented by $893,000, or 28.1%, increase in noninterest income and offset by a $3.0 million, or 14.0%, increase in other operating expenses. The increase in the average net interest-earning assets reflects the use of proceeds from the Company’s stock offering to fund loan growth. The $328,000 increase in the provision for loan losses is attributable to increasing the allowance for loan losses to reflect the significant loan growth experienced during the year ended December 31, 2005 and as a result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio.
The $893,000 increase in noninterest income is principally due to a $440,000 increase in service charges and fees, an increase on the net gains on sales of securities of $230,000 and 2004 income being reduced by a $223,000 investment impairment recorded during that year, with no impairment recorded during the year ended December 31, 2005. The $440,000 increase in service charges and fees is primarily comprised of an increase of $201,000 in ATM fees due to increased volume in debit card transactions and additions made to our ATM network, a $109,000 increase in insufficient funds charges as a result of the growth in demand deposit accounts, a $75,000 increase in official check fee income due to increased sales volume and a $49,000 increase in safe deposit fees due to increased demand and additional capacity resulting from the opening of a new branch in August 2005.
The $3.0 million increase in other operating expenses is primarily due to an increase of $1.7 million in salary and employee benefits, a $405,000 increase in service bureau fees, a $161,000 increase in occupancy costs, a $430,000 increase in professional fees and a $249,000 increase in marketing and promotions. The $1.7 million increase in salary and employee benefits reflects an increase of $525,000 in salary costs largely incurred in connection with the expansion of branch facilities and the commercial lending division, a $932,000 ESOP expense recorded for the ESOP plan established in 2005 as part of the stock offering and reorganization, and an increase of $857,000 in other benefit expenses, offset by decreases of $462,000 in our phantom stock plan expense as a result of the amendments to the Plan that were used to compute amounts payable in connection with its termination in December 2005 and a decrease of $364,000 in pension costs primarily due to increased investment earnings on a $3.2 million cash contribution made by the Company to the pension plan in 2004. The $405,000 increase in service bureau fees is mainly due to $158,000, $185,000 and $62,000 increase in ATM servicing costs, core processing services and wide area network costs, respectively, due to increased service costs and additions made to our ATM, branch and wide area network. The $430,000 increase in professional fees was largely due to $322,000 and $107,000 increase in audit fees and other professional services, respectively, due to the increased costs associated with operating a public company. The $249,000 increase in marketing expense is due to increased costs to maintain a comprehensive marketing program that is designed to attract new customers, take advantage of growth opportunities, increase customer relationships, and aggressively advertise our products and services while increasing our community presence.
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
The following table summarizes noninterest expense for the years ended December 31, 2005 and 2004:

	Years Ended
	December 31,
	2005	2004	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$12,903	$11,208	$1,695	15.1%
Service bureau fees	2,672	2,267	405	17.9
Occupancy and equipment	2,857	2,696	161	6.0
Professional fees	1,332	902	430	47.7
Marketing and promotions	1,183	934	249	26.7
Insurance and FDIC Assessments	201	176	25	14.2
Contribution to Rockville Bank Foundation, Inc.	3,887	—	3,887	100.0
Other	3,468	3,413	55	1.6

Total noninterest expense	$28,503	$21,596	$6,907	32.0%

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
The $1.7 million increase in salary and employee benefits reflects an increase of $525,000 in salary costs incurred in connection with the expansion of branch facilities and the commercial lending division, a $932,000 ESOP expense recorded for the ESOP plan established in 2005 as part of the stock offering and reorganization, and an increase of $857,000 in other benefit expenses offset by decreases of $462,000 in our phantom stock plan expense as a result of the amendments to the plan that were used to compute amounts payable in connection with its termination in December 2005 and a decrease of $364,000 in pension costs primarily due to increased investment earnings on a $3.2 million cash contribution made to the pension plan by the Company in 2004. The number of full-time equivalent employees increased to 171 as of December 31, 2005 from 166 as of December 31, 2004.
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
Other noninterest expense increased by 1.6% to $3.5 million for the year ended December 31, 2005 compared to $3.4 million for the year ended December 31, 2004. Significant components of other non-interest expense are as follows:

	Years Ended
	December 31,
	2005	2004	$ Change	% Change
	(Dollars in Thousands)
Directors fees	$373	$319	$54	16.9%
Appraisal and credit report	383	410	(27)	(6.6)
Telephone	251	233	18	7.7
Postage	281	225	56	24.9
Courier	212	205	7	3.4
Dues and subscriptions	177	156	21	13.5
Service charges	127	130	(3)	(2.3)
Printing and forms	157	145	12	8.3
Write-off of uncollectible items	—	369	(369)	(100.0)
Other	1,507	1,221	286	23.4

Total other noninterest expense	$3,468	$3,413	$55	1.6%

We experienced increases in many other noninterest expenses during 2005 primarily as a result of increased costs associated with more branches and more ATM locations, and costs associated with becoming a public company.
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
Comparison of Financial Condition at December 31, 2006 and December 31, 2005
Summary: The Company’s total assets increased $176.7 million, or 16.7%, to $1.23 billion at December 31, 2006, as compared to $1.06 billion at December 31, 2005, primarily due to a $173.7 million or 20.2% increase in loans which were funded primarily with the proceeds received from additional deposits of $123.1 million or 16.2%. Net loans receivable increased to $1.03 billion at December 31, 2006 from $859.7 million at December 31, 2005 primarily due to increases in one-to-four family residential mortgages and in commercial real estate loans. Available for sale investment securities increased $3.4 million or 2.7% to $132.5 million at December 31, 2006 from $129.0 million at December 31, 2005.
Deposits increased $123.1 million, or 16.2%, to $884.5 million at December 31, 2006 from $761.4 million at December 31, 2005. The growth was principally attributable to a $144.8 million increase in time deposits as a result of several promotions conducted during the year. Federal Home Loan Bank advances increased $47.2 million, or 36.1%, to $178.1 million at December 31, 2006 from $130.9 million at December 31, 2005. The increases in deposits and FHLB advances were also used to fund loan growth during the period.
Total capital increased $4.2 million, or 2.8%, to $155.1 million at December 31, 2006 from $150.9 million at December 31, 2005.
Investment Securities: At December 31, 2006, the Company’s investment portfolio, consisting solely of available for sale securities, was $132.5 million, a $3.5 million increase compared to $129.0 million at December 31, 2005 was primarily due to purchases of U.S. Government sponsored enterprise securities. At December 31, 2006, the net unrealized gain on investment securities available for sale was $2.7 million, net of taxes, compared to $1.4 million as of December 31, 2005. Declining long-term market interest rates during the last quarter of 2006 positively impacted the fair value of the Company’s debt securities during the period. That impact was augmented by unrealized gains on marketable equity securities.
Lending Activities: Net loans increased $173.7 million, or 20.2%, to $1.03 billion at December 31, 2006 from $859.7 million at December 31, 2005 primarily due to increases in one-to-four family residential mortgages and commercial real estate loans.
Residential real estate loans increased $82.8 million, or 14.9%, to $640.1 million at December 31, 2006. This increase in loans reflects continued demand for loans in a favorable interest rate environment, a no-closing costs loan program for refinanced residential loans, the use of two established local mortgage banking firms to originate adjustable rate hybrid residential mortgage loans and a home equity line of credit marketing campaign. Commercial real estate loans increased $83.5 million, or 56.1%, to $232.6 million at December 31, 2006. This increase in commercial real estate loans reflects the hiring of additional lenders and success of an out of state regional lending program.
The allowance for loan losses increased $1.2 million, or 13.3%, to $9.8 million at December 31, 2006 from $8.7 million at December 31, 2005. The increase in the allowance for loan losses resulted from a $1.7 million provision for loan losses for the year ended December 31, 2006 offset by $529,000 in net charge-offs. The increase in the allowance was deemed necessary based upon management’s analysis and the growth of the loan portfolio. At December 31, 2006, the allowance for loan losses represented 0.94% of total loans and 658.2% of non-performing loans, compared to 1.00% of total loans and 380.5% of non-performing loans as of December 31, 2005 when excluding a fully guaranteed non-performing USDA loan which was repaid in January 2006 and 120.9% of non-performing loans when including the fully guaranteed non-performing USDA loan as of December 31, 2005.
Deposits increased $123.1 million, or 16.2%, to $884.5 million at December 31, 2006. The growth was principally attributable to a $144.8 million increase in time deposits as a result of several promotions conducted during the year.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of operating, investing and financing activities. At December 31, 2006 and 2005, respectively, $22.4 million and $23.6 million of the Company’s assets were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.
In 2005, the Company used the proceeds received from the initial public offering to repay $44.8 million in short-term advances from the Federal Home Loan Bank, to fund loans and for general corporate purposes.
During the years ended December 31, 2006 and 2005, loan originations and purchases, net of collected principal and loan sales, totaled $174.7 million and $165.7 million, respectively, reflecting continued growth in the loan portfolio due to a favorable interest rate environment, a no-closing cost residential loan program targeted at the refinance market and the use of two established local mortgage banking firms to originate adjustable rate hybrid residential loans. Cash received from the calls and maturities of investment securities totaled $22.1 million and $13.1 million during the years ended December 31, 2006 and 2005, respectively. The Company purchased $41.8 million and $31.1 million and received proceeds from the sale of available for sale investment securities of $4.8 million and $6.4 million during the years ended December 31, 2006 and 2005, respectively.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $123.1 million and $68.9 million for the years ended December 31, 2006 and 2005, respectively. The Company experienced increasing deposit levels in 2006 largely due to the aggressive promotion of time deposits and in 2005 due to the consolidation of competitors in its markets. In connection with our initial public offering in 2005, depositors withdrew $19.8 million to purchase stock.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At December 31, 2006, the Company had $178.1 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $159.3 million based on collateral requirements of the Federal Home Loan Bank of Boston. The Company’s internal policies limit borrowings to 20% of total assets, or $246.6 million at December 31, 2006.
At December 31, 2006, the Company had outstanding commitments to originate loans of $23.7 million and unfunded commitments under lines of credit and stand-by letters of credit of $270.3 million. At December 31, 2006, time deposits scheduled to mature in less than one year totaled $394.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by the Company, other funding sources will be utilized, such as Federal Home Loan Bank of Boston advances in order to maintain the level of assets. Alternatively, the Company would reduce the level of liquid assets, such as, cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

The following tables present information indicating various obligations and commitments made by the Company as of December 31, 2006 and the respective maturity dates:
Contractual Obligations

			More than	More than
			One Year	Three
			Through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
		(Dollars in Thousands)
Federal Home Loan Bank advances(1)	$178,110	$72,000	$46,000	$30,710	$29,400
Interest expense payable on Federal Home Loan Bank Advances	17,637	4,832	7,083	4,154	1,568
Operating leases(2)	3,735	639	1,010	518	1,568
Other liabilities(3)	3,251	—	220	866	2,165

Total Contractual Obligations	$202,733	$77,471	$54,313	$36,248	$34,701

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.

(2)	Represents non-cancelable operating leases for offices and office equipment.

(3)	Consists of estimated benefit payments over the next ten years to retirees under unfunded nonqualified pension plans.
Other Commitments

			More than	More than
			One Year	Three
			Through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(Dollars in Thousands)
Real estate loan commitments(1)	$17,931	$13,619	$—	$500	$3,812
Commercial business loan commitments(1)	5,809	—	5,809	—	—
Commercial business loan lines of credit	57,368	6,365	9,087	—	41,916
Unused portion of home equity lines of credit(2)	101,675	399	2,691	4,272	94,313
Unused portion of construction loans	93,563	28,324	22,649	17,131	25,459
Unused checking overdraft lines of credit(3)	98	—	—	—	98
Standby letters of credit	17,614	15,773	1,841	—	—

Total Other Commitments	$294,058	$64,480	$42,077	$21,903	$165,598

General:	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.

(2)	Unused portions of home equity lines of credit are available to the borrower for up to 10 years.

(3)	Unused portion of checking overdraft lines of credit are available to customers in “good standing.”
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
At December 31, 2006 and 2005, the Company had $23.7 million and $52.0 million, respectively, in commitments to grant loans, and $270.3 million and $173.6 million, respectively, of unfunded commitments under lines of credit and standby letters of credit.
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
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans including, adjustable rate one-to-four family, commercial and consumer loans, (ii) reducing and shortening the expected average life of the investment portfolio, and (iii) periodically lengthening the term structure of our deposit base and our borrowings from the Federal Home Loan Bank of Boston. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.
Quantitative Analysis:
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage Decrease in
Estimated
Net Interest Income Over
12 Months
200 basis point increase in rates	(2.1)%
200 basis point decrease in rates	(3.3)

The Company’s Asset/Liability policy limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, our return on assets (ROA) may change by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenatrio ROA (for every 100 basis point interest rate change), whichever is less. These limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to decrease by a greater amount if interest rates fall. At December 31, 2006, income at risk (i.e., the change in net interest income) was a decrease of 2.1% and a decrease of 3.3% based on a 200 basis point increase and a 200 basis point decrease in interest rates, respectively. At December 31, 2006, return on assets is modeled to increase by 1 basis point and to decrease by 9 basis points based on a 200 basis point increase and a 200 basis point decrease in interest rates, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.Item 8. Financial Statements and Supplementary Data

Item 8. Financial Statements and Supplementary Data
ROCKVILLE FINANCIAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The accompanying consolidated financial statements of Rockville Financial, Inc. and subsidiaries have been prepared by management in conformity with accounting principles generally accepted in the United States of America and, in the judgment of management, present fairly and consistently the Company’s financial position and results of operations and cash flows. These statements by necessity include amounts that are based on management’s best estimates and judgments and give due consideration to materiality.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting which is included herein.

/s/ William J. McGurk	/s/ Gregory A. White

William J. McGurk	Gregory A. White
President, Chief Executive Officer	Senior Vice President, Chief Financial
and Director	Officer and Treasurer

Date: March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rockville Financial, Inc.
Rockville, Connecticut
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Rockville Financial, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”, effective December 31, 2006, and Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.
/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rockville Financial, Inc.
Rockville, Connecticut
We have audited the accompanying consolidated statements of condition of Rockville Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockville Financial, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”, effective December 31, 2006 and Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
March 15, 2007

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Condition
As of December 31, 2006 and 2005
(In Thousands Except Share Amounts)

	2006	2005
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$21,000	$18,117
Short-term investments	1,381	5,494

Total cash and cash equivalents	22,381	23,611
AVAILABLE FOR SALE SECURITIES-At fair value	132,467	129,049
LOANS RECEIVABLE (Net of allowance for loan losses of $9,827 in 2006 and $8,675 in 2005)	1,033,355	859,700
FEDERAL HOME LOAN BANK STOCK	9,836	8,498
ACCRUED INTEREST RECEIVABLE	4,473	3,777
DEFERRED TAX ASSET-Net	5,238	3,417
BANK PREMISES AND EQUIPMENT-Net	12,624	11,317
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	8,954	8,615
OTHER ASSETS	2,438	7,115

TOTAL	$1,232,836	$1,056,169

LIABILITIES AND CAPITAL
LIABILITIES
Deposits:
Non-interest bearing	$93,068	$85,855
Interest bearing	791,443	675,541

Total deposits	884,511	761,396
MORTGAGORS AND INVESTORS ESCROW ACCOUNTS	5,320	4,794
ADVANCES FROM THE FEDERAL HOME LOAN BANK	178,110	130,867
ACCRUED EXPENSES AND OTHER LIABILITIES	9,831	8,207

Total liabilities	1,077,772	905,264

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2006 and 2005)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,574,640 (includes 163,960 shares of unvested restricted stock) and 19,435,000 shares issued and outstanding at December 31, 2006 and 2005, respectively)	85,249	85,249
Additional paid in capital	1,854	213
Unallocated stock held by ESOP	(6,434)	(6,368)
Retained earnings	76,063	70,764
Accumulated other comprehensive (loss) income, net of tax	(1,668)	1,047

Total stockholders’ equity	155,064	150,905

TOTAL	$1,232,836	$1,056,169

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2006, 2005 and 2004
(In Thousands, Except Share and Per Share Amounts)

	2006	2005	2004
INTEREST AND DIVIDEND INCOME:
Loans	$58,000	$42,997	$33,146
Securities-interest	4,917	4,755	5,018
Interest bearing deposits	106	100	205
Securities-dividends	929	748	445

Total interest and dividend income	63,952	48,600	38,814

INTEREST EXPENSE
Deposits	19,908	11,344	8,471
Borrowed funds	7,741	5,170	4,599

Total interest expense	27,649	16,514	13,070

Net interest income	36,303	32,086	25,744

PROVISION FOR LOAN LOSSES	1,681	2,700	2,372

Net interest income after provision for loan losses	34,622	29,386	23,372

NONINTEREST INCOME:
Service charges and fees	4,249	3,752	3,312
Net gain from sale of securities	376	324	94
Other than temporary impairment of securities	—	—	(223)

Total noninterest income	4,625	4,076	3,183

NONINTEREST EXPENSE:
Salaries and employee benefits	15,093	12,903	11,208
Service bureau fees	2,936	2,672	2,267
Occupancy and equipment	3,179	2,857	2,696
Professional fees	1,372	1,332	902
Marketing and promotions	1,134	1,183	934
Insurance and FDIC assessments	259	201	176
Contribution to Rockville Bank Community Foundation, Inc.	—	3,887	—
Other	5,052	3,468	3,413

Total noninterest expense	29,025	28,503	21,596

INCOME BEFORE INCOME TAXES	10,222	4,959	4,959

PROVISION FOR INCOME TAXES	3,368	1,533	1,510

NET INCOME	$6,854	$3,426	$3,449

(Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Income (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In Thousands, Except Share and Per Share Amounts)

		For the Period
		from May 20,
	For the Year	2005 to
	Ended December	December 31,
	31, 2006	2005	2004
Net income per share (see Note 4):
Basic	$0.36	$0.09	N/A
Diluted	$0.36	$0.09	N/A

Weighted average shares outstanding:
Basic	18,838,951	18,973,282	N/A
Diluted	18,839,312	18,973,282	N/A
     See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2006, 2005 and 2004
(In Thousands, Except Share Amounts)

				Unallocated				Accumulated
			Additional	Common				Other	Total
	Common Stock		Paid in	Shares Held	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	by ESOP	Earnings	Shares	Amount	(Loss) Income	Equity
Balance at January 1, 2004	—	$—	$—	$—	$63,889		$—	$2,028	$65,917

Comprehensive income:					—	—	—
Net income	—	—	—	—	3,449	—	—	—	3,449
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	(1,066)	(1,066)
Decrease in minimum pension liability, net of tax	—	—	—	—	—	—	—	226	226

Total comprehensive income									2,609

Balance at December 31, 2004	—	—	—	—	67,338	—	—	1,188	68,526

Comprehensive income:
Net income	—	—	—	—	3,426	—	—	—	3,426
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	(1,329)	(1,329)
Decrease in minimum pension liability, net of tax	—	—	—	—	—	—	—	1,188	1,188

Total comprehensive income									3,285

Issuance of common stock to Rockville Financial MHC, Inc.	10,689,250	—	—	—	—	—	—	—	—
Issuance of common stock, net of expenses of $2.3 million (Note 1)	8,357,050	81,299	—	—	—	—	—	—	81,299
Issuance of common stock to Rockville Bank Community Foundation, Inc., including additional tax benefit due to higher basis for tax purposes	388,700	3,950	—	—	—	—	—	—	3,950
Shares purchased for ESOP	—	—	—	(7,068)	—	—	—	—	(7,068)
Stock compensation expense	—	—	213	700	—	—	—	—	913

Balance at December 31, 2005	19,435,000	85,249	213	(6,368)	70,764	—	—	1,047	150,905

Comprehensive income:
Net income	—	—	—	—	6,854	—	—	—	6,854
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	1,355	1,355
Change in minimum pension liability, net of tax	—	—	—	—	—	—	—	(74)	(74)

Total comprehensive income									8,135

Common stock repurchased	—	—	—	—	—	57,800	(962)	—	(962)
Shares purchased for ESOP	—	—	—	(817)	—	—	—	—	(817)
Stock compensation expense	139,640	—	1,641	700	—	(57,800)	962	—	3,303
Dividends paid, $0.08 per common share	—	—	—	51	(1,555)	—	—	—	(1,504)
Adjustment to initially adopt SFAS No. 158, net of tax	—	—	—	—	—	—	—	(3,996)	(3,996)

Balance at December 31, 2006	19,574,640	$85,249	$1,854	$(6,434)	$76,063	—	$—	$(1,668)	$155,064

     See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(In Thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,854	$3,426	$3,449
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	161	329	645
Stock compensation expense	3,303	913	—
Provision for loan losses	1,681	2,700	2,372
Net gain from sale of securities	(376)	(324)	(94)
Other than temporary impairment of securities	—	—	223
Contributions of securities to Rockville Bank Community Foundation, Inc.	—	3,887	—
Depreciation and amortization	1,300	1,172	1,243
Loss on disposal of equipment	16	17	—
Deferred income taxes	(421)	(1,675)	451
Increase in cash surrender value of bank owned life insurance	(339)	(325)	(290)
Change in assets and liabilities:
Deferred loan fees and premiums	(73)	(8)	(1,691)
Accrued interest receivable	(696)	(764)	(306)
Other assets	(755)	(1,648)	(3,641)
Accrued expenses and other liabilities	888	3,112	1,536

Net cash provided by operating activities	11,543	10,812	3,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	4,775	6,369	4,456
Proceeds from calls and maturities of available for sale securities	22,115	13,054	17,845
Principal payments on available for sale mortgage-backed securities	13,769	16,622	12,487
Purchases of available for sale securities	(41,809)	(31,106)	(45,587)
Purchase of bank owned life insurance	—	—	(2,000)
Purchase of Federal Home Loan Bank stock	(1,338)	(1,086)	(1,343)
Proceeds from sales of loans	948	—	2,772
Purchase of loans	(27,402)	(46,429)	(81,430)
Net increase in loans	(148,809)	(119,714)	(89,789)
Purchases of bank premises and equipment	(2,623)	(5,124)	(1,260)
Proceeds from the surrender of bank owned life insurance	—	1,317	—

Net cash used in investing activities	(180,374)	(166,097)	(183,849)

(Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock offering	$—	$81,299	$—
Payment of reorganization costs	—	—	(461)
Common stock purchased for ESOP	(817)	(7,068)	—
Common stock repurchased	(962)	—	—
Net increase in non-interest bearing deposits	7,213	7,883	24,724
Net increase in interest bearing deposits	115,902	61,015	135,844
Net increase in mortgagors’ and investors’ escrow accounts	526	815	630
Proceeds from Federal Home Loan Bank advances	57,400	431,649	208,454
Repayments of Federal Home Loan Bank advances	(10,157)	(418,797)	(195,592)
Cash dividends paid on common stock	(1,504)	—	—

Net cash provided by financing activities	167,601	156,796	173,599

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,230)	1,511	(6,353)

CASH AND CASH EQUIVALENTS—Beginning of year	23,611	22,100	28,453

CASH AND CASH EQUIVALENTS—End of year	$22,381	$23,611	$22,100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$27,600	$16,465	$13,095

Income taxes	$4,874	$3,250	$1,100

See notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE
Rockville Financial, Inc., (the “Company”), a state-chartered mid-tier stock holding company was formed on December 17, 2004 to reorganize Charter Oak Community Bank Corp. from a state-chartered mutual holding company to a state-chartered two-tier mutual and stock holding company. The Reorganization and Minority Stock Issuance Plan (the “Plan”) adopted by the Company’s, Charter Oak Community Bank Corp.’s and Rockville Bank’s Board of Directors was completed on May 20, 2005. Charter Oak Community Bank Corp.’s name was changed to Rockville Financial MHC, Inc. and 100% of the stock of its wholly-owned subsidiary Rockville Bank (the “Bank”) was exchanged for 10,689,250 shares, or 55% of the stock issued by the Company. Rockville Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and seventeen branches located in Hartford and Tolland counties in Connecticut. The Bank’s deposits are insured under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.
The Company sold 8,357,050 shares of its common stock, representing 43% of the outstanding common shares at $10.00 per share to eligible account holders and employee benefit plans of the Bank pursuant to subscription rights as set forth in the Plan. Reorganization costs of approximately $2.3 million were incurred in the offering and were recorded as a reduction of the proceeds from the shares sold in the reorganization.
For a period of five years following completion of the Plan, no person, acting singly or with an associate or group of persons acting in concert, shall directly, or indirectly, offer to acquire or acquire the beneficial ownership of more than ten percent (10%) of any class of an equity security of the Company without the prior approval of the Connecticut Banking Commissioner.
As of December 31, 2006, the Company had not engaged in any business activities other than owning the common stock of Rockville Bank. Rockville Financial MHC, Inc. does not conduct any business activity other than owning a majority of the common stock of Rockville Financial, Inc.
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
As part of the reorganization and stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees. Upon conversion, the ESOP borrowed $4.4 million from the Company to purchase 437,287 shares of common stock, representing 2.2% of the outstanding common shares. An additional 203,072 shares were purchased in the open market in 2005 and the final 59,300 shares were purchased in the open market in 2006. The Bank makes annual contributions to the ESOP adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP.

Note 2.	BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements and the accompanying notes presented in this report include, subsequent to the formation of Rockville Financial, Inc., the accounts of the Company and its wholly-owned subsidiary Rockville Bank, and the Bank’s wholly-owned subsidiaries, SBR Mortgage Company, SBR Investment Corp. and Rockville Financial Services, Inc. The consolidated financial statements prior to the formation of Rockville Financial, Inc. are those of Charter Oak Community Bank Corp and subsidiaries.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
A description of the Company’s significant accounting policies is presented below:
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, determination of pension assumptions, stock-based compensation, the valuation of deferred tax assets and the evaluation of available for sale securities for other than temporary impairment.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and amounts due from banks. The Bank is required by the Federal Reserve System to maintain noninterest bearing cash reserves equal to a percentage of certain deposits.
Investment Securities: Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each statement of condition date.
Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2006 and 2005, all securities were classified as available for sale.
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
Loans: Loans are stated at current unpaid principal balances, net of the allowance for loan losses and deferred loan origination fees, including loan commitment fees, and loan purchase premiums. Commitment fees for which the likelihood of exercise is remote are recognized over the loan commitment period on a straight-line basis.
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
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114 (“SFAS 114”), Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118 (“SFAS 118”), Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures, an allowance is maintained for impaired loans to reflect the difference, if any, between the principal balance of the loan and the present value of the projected cash flows, observable fair value or collateral value. SFAS 114 defines an impaired loan as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan.
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
Reserve for Off-Balance Sheet Commitments: The reserve for off-balance sheet commitments is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded commercial and residential lines of credit, unfunded commercial and residential construction commitments, standby and commercial letters of credit. The process used to determine the reserve for off-balance sheet commitments is consistent with the process for determining the allowance.
Bank Owned Life Insurance: The cash surrender value of Bank Owned Life Insurance (“BOLI”), net of any deferred acquisition and surrender costs or loans is recorded as an asset. As of December 31, 2006 and 2005 there were no deferred acquisition costs, surrender costs or loans. There are no restrictions on the use of any insurance proceeds the Company receives from BOLI.
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
Goodwill: In connection with a branch acquisition, the Company recorded goodwill, which represents the excess of the fair value of deposit liabilities assumed over the assets received. Goodwill is not amortized and is evaluated for impairment annually. No impairments were recorded during years ended December 31, 2006, 2005 and 2004.
Income Taxes: The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of December 31, 2006 and 2005, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences.
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

The Company adopted the funded status provisions of SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of the Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106, and 132(R) requiring the recognition of the funded status of defined benefit plans as of December 31, 2006 (Note 11). SFAS 158 also requires that we change our measurement date from September 30 to the fiscal year end (i.e., December 31) by year-end 2008. In the year that we make this change, it will result in a separate adjustment to retained earnings to reflect three additional months of expense and a separate adjustment in accumulated other comprehensive income (“AOCI”) to reflect changes in plan assets and benefit obligations between September 30 and December 31. The Company will make this change in 2008.
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
Treasury Stock: Shares of common stock that are repurchased are recorded in treasury stock at cost. On the date of subsequent re-issuance, the treasury stock account is reduced by the cost of such stock on a first-in, first-out basis.
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
Fair Values of Financial Instruments: The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash and Due from Banks, Short-Term Investments, Accrued Interest Receivable and Mortgagors’ and Investors’ Escrow Accounts - The carrying amount is a reasonable estimate of fair value.
Securities - Fair values, excluding FHLB stock, are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB.
Loans Receivable - The fair value of loans is estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
Deposits - The fair value of demand deposits, savings and certain money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using a discounted cash flow calculation that applies interest rates being offered for deposits of similar remaining maturities to a schedule of aggregated expected maturities on such deposits.
Advances from the Federal Home Loan Bank - The fair value of the advances is estimated using a discounted cash flow calculation that applies current Federal Home Loan Bank interest rates for advances of similar maturity to a schedule of remaining maturities of such advances.
Off-Balance Sheet Instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.
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
Earnings per share data is not presented for consolidated financial statements prior to the May 20, 2005 mutual holding company reorganization since shares of common stock were not issued until May 20, 2005; therefore, per share information for prior periods is not meaningful.
ESOP Expenses: Unearned ESOP shares are not considered outstanding for calculating net income per common share and are shown as a reduction of stockholders’ equity and presented as unearned common shares held by ESOP. During the period the ESOP shares are committed to be released, the Company recognizes compensation cost equal to the fair value of the ESOP shares. When the shares are released, unearned common shares held by ESOP are reduced by the cost of the ESOP shares released and the differential between the fair value and the cost is charged to additional paid-in capital. The loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability in the Company’s consolidated financial statements.
Share-Based Payment: On January 1, 2006, the Company adopted SFAS No. 123 (“SFAS 123R”), Share-Based Payments (revised 2004) to account for stock options and restricted stock. This statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. These costs are recognized on a straight-line basis over the vesting period during which an employee is required to provide services in exchange for the award, the requisite service period.
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. When determining the estimated fair value of stock options granted, the Company utilizes various assumptions regarding the expected volatility of the stock price, estimated forfeitures using historical data on employee terminations, the risk-free interest rate for periods within the contractual life of the stock option, and the expected dividend yield that the Company expects to declare over the expected life of the options granted. The Company measures the fair value of the restricted stock using the closing market price of the Company’s common stock on the date of grant. The Company expenses the grant date fair value of the Company’s stock options and restricted stock with a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria.
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
In March 2006, FASB issued SFAS No. 156 (“SFAS 156”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- an Amendment of FASB Statement No.140, which requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized service assets and liabilities, the Statement will permit an entity to choose either of the following subsequent measurement methods (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. SFAS 156 also requires additional disclosures for all separately recognized servicing rights. The provisions of SFAS 156 are effective for the Company on January 1, 2007. The adoption of these rules is not expected to have a material impact on the Company’s consolidated financial statements.
In July 2006, FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company must presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for the Company on January 1, 2007. The cumulative effect of applying the provisions of this Interpretation must be reported as an adjustment to the opening balance of retained earnings for that fiscal period. The Company is in the process of completing its evaluation of the impact of the adoption of FIN 48 on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances is effective for financial statements for the Company on January 1, 2008. Early adoption is permitted. The Company does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements or results of operations of the Company.
In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This standard requires the Company to recognize in its statement of condition an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. also requires that the Company measure the Plans’ assets and obligations that determine its funded status as of the end of the fiscal year and to recognize those changes in the year in which the changes occur as a component of other comprehensive income, net of taxes. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the Company on January 1, 2008. The Company offers a defined benefit pension plan whose measurement date of the pension plan asset’s and benefit obligations is presently October 1 and will be changed in accordance with the provisions of SFAS 158 to the Company’s year-end of December 31, effective December 31, 2008. The Company adopted the provisions of SFAS 158 requiring the recognition of the funded status of defined benefit plans as of December 31, 2006. Refer to Note 11 of a summary of the impact of the adoption of SFAS 158.
In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. EITF Issue No. 06-5, which is effective January 1, 2007, concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4. The adoption of EITF Issue No. 06-5 is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, effective for the Company beginning on January 1, 2008. This statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

Note 4.	EARNINGS PER SHARE
Income earned during the year prior to May 20, 2005 is not included in the earning per share calculation because the shares of the Company’s common stock were not issued until May 20, 2005; therefore, per share information for prior periods is not meaningful.
The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2006 and the period from May 20, 2005 to December 31, 2005 (Dollars in thousands except share and per share information):

		For the Period
	For the Year	from May 20, 2005
	Ended December	to December 31,
	31, 2006	2005
Net income	$6,854	$1,669

Weighted-average basic shares outstanding	18,838,951	18,973,282
Diluted potential restricted stock common shares	361	—

Weighted-average diluted shares	18,839,312	18,973,282

Earnings per share:
Basic	$0.36	$0.09

Diluted	$0.36	$0.09

Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Unvested restricted shares are not included in the weighted-average number of common shares outstanding for basic earnings per share calculations. The Company’s common stock equivalents relate solely to stock options issued and outstanding and unvested restricted stock awards. The Company had no dilutive options outstanding as of December 31, 2006 and 2005. Options to purchase 179,200 shares of common stock were issued on December 13, 2006 and were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

Note 5.	RESTRICTIONS ON CASH AND DUE FROM BANKS
The Company is required to maintain a percentage of transaction account balances on deposit in non-interest earning reserves with the Federal Reserve Bank that was offset by the Company’s average vault cash. As of December 31, 2006 and 2005, the Company was required to have cash and liquid assets of approximately $1.1 million and $1.0 million, respectively, to meet these requirements. The Company maintains a compensating balance of $600,000 to partially offset service fees charged by the Federal Reserve Bank. In addition, as of December 31, 2006 and 2005, the Company maintained interest bearing cash equivalents of $1.3 million and $1.6 million, respectively, with a vendor for clearing purposes.

Note 6.	AVAILABLE FOR SALE SECURITIES
The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale investment securities at December 31, 2006 and 2005 are as follows:

	Amortized	Gross Unrealized		Fair
December 31, 2006	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
U.S. Government and agency obligations	$1,989	$—	$2	$1,987
U.S. Government sponsored enterprises	58,991	—	407	58,584
Mortgage-backed securities	45,953	106	697	45,362
Corporate debt securities	7,891	27	12	7,906
Other debt securities	981	19	—	1,000

Total debt securities	115,805	152	1,118	114,839

Marketable equity securities	12,273	5,311	197	17,387
Other equity securities	241	—	—	241

	$128,319	$5,463	$1,315	$132,467

At December 31, 2006, the net unrealized gain on securities available for sale of $4.1 million, net of income taxes of $1.4 million or $2.7 million, is included in accumulated other comprehensive (loss) income.

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

The amortized cost and fair value of available for sale debt securities at December 31, 2006 by contractual maturities are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	December 31, 2006
	Amortized	Fair
	Cost	Value
	(In Thousands)
Maturity:
Within 1 year	$27,680	$27,526
After 1 but within 5	40,441	40,230
After 5 but within 10 years	1,260	1,242
After 10 years	471	479

	69,852	69,477

Mortgage-backed securities	45,953	45,362

	$115,805	$114,839

Securities with a fair value of $2.0 million as of both December 31, 2006 and 2005 were pledged to secure public deposits and U.S. Treasury tax and loan payments.
For the years ended December 31, 2006, 2005 and 2004, gross gains of $558,000, $484,000 and $388,000, respectively, and gross losses of $182,000, $160,000 and $294,000, respectively, were realized on the sale of available for sale securities.
As of December 31, 2006 and 2005, the Company did not own any investment or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or its agencies, which had an aggregate book value in excess of 10% of the Company’s capital.
The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at December 31, 2006 and 2005:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available for sale:
U.S. Government and agency obligations	$1,987	$2	$—	$—	$1,987	$2
U.S. Government sponsored enterprises	49,630	361	8,954	46	58,584	407
Mortgage-backed securities	1,377	11	35,241	686	36,618	697
Corporate debt securities	2,594	12	601	—	3,195	12

Total debt securities	55,588	386	44,796	732	100,384	1,118
Marketable equity securities	823	62	2,231	135	3,054	197

Total	$56,411	$448	$47,027	$867	$103,438	$1,315

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	Loss	Value	Loss	Value	Loss
			(In Thousands)
Available for sale:
U.S. Government and agency obligations	$1,973	$1	$—	$—	$1,973	$1
U.S. Government sponsored enterprises	14,846	154	17,644	355	32,490	509
Mortgage-backed securities	21,423	308	27,032	782	48,455	1,090
Corporate debt securities	5,169	89	467	33	5,636	122

Total debt securities	43,411	552	45,143	1,170	88,554	1,722
Marketable equity securities	5,491	220	354	25	5,845	245

Total	$48,902	$772	$45,497	$1,195	$94,399	$1,967

Management has determined that securities in an unrealized loss position were not other than temporarily impaired based on their evaluation of current market trends, the nature of the investments and industry analysis and their ability and intent to hold these debt securities until a forecasted recovery, which may be maturity.
During the year ended December 31, 2004, the Company recorded an other than temporary impairment charge of $223,000 related to a U.S. government sponsored entity preferred stock. The Company’s remaining investment in this security was $777,000 with an unrealized gain of $77,000 at December 31, 2006 and an unrealized loss of $5,000 at December 31, 2005. The charge was computed using the closing price of the security as of the date of the impairment.

Note 7.	LOANS AND ALLOWANCE FOR LOAN LOSSES
A summary of the Company’s loan portfolio at December 31, 2006 and 2005 is as follows:

	December 31,
	2006	2005
	(In Thousands)
Real estate loans:
Residential	$640,076	$557,306
Commercial	232,550	149,006
Construction (net of undisbursed portion of $93.6 million and $64.1 million, respectively)	63,902	47,105

Total real estate loans	936,528	753,417

Commercial business loans	97,234	109,099
Installment loans	6,158	2,793
Collateral loans	1,449	1,326

Total loans	1,041,369	866,635

Net deferred loan costs and premiums	1,813	1,740

Allowance for loan losses	(9,827)	(8,675)

Loans — net	$1,033,355	$859,700

The Company services certain loans for third parties. The aggregate of loans serviced for others approximated $20.8 million and $23.1 million as of December 31, 2006 and 2005, respectively.
At December 31, 2006 and 2005, the unpaid principal balances of loans placed on nonaccrual status were approximately $855,000 and $1.7 million, respectively. If nonaccrual loans had been performing in accordance with their original terms, the Company would have recorded approximately $52,000, $59,000 and $51,000 in additional interest income during the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, there were no loans contractually past due 90 days or more and still accruing interest except for one $4.9 million United States Department of Agriculture loan outstanding as of December 31, 2005 that was fully guaranteed for its principal and interest, which was repaid in full in January 2006.
The following information relates to impaired loans as of and for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(In Thousands)
Recorded investment in impaired loans for which there is a related allowance for loan losses	$9	$2,280	$2,447
Recorded investment in impaired loans for which there is no related allowance for loan losses	1,484	—	—
Allowance for loan losses related to impaired loans (calculated in accordance with SFAS 114 and SFAS 118)	9	139	6
Average recorded investment in impaired loans	1,689	1,998	2,588

Interest income recognized	102	116	114
The Company has no commitments to lend additional funds to borrowers whose loans are impaired.
The Company’s lending activities are conducted principally in Connecticut. The Company grants single-family and multi-family residential loans, commercial loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, residential developments and land development projects. The ultimate repayment of these loans is dependent on the local economy and real estate market. The intent of management is to hold loans originated and purchased to maturity.
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

Changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(In Thousands)
Balance, beginning of year	$8,675	$6,371	$4,971
Provision for loan losses	1,681	2,700	2,372
Loans charged-off	(621)	(646)	(1,112)
Recoveries of loans previously charged-off	92	250	140

Balance, end of year	$9,827	$8,675	$6,371

In the normal course of business, the Company grants loans to executive officers, directors and other related parties. Changes in loans outstanding to such related parties for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
	(In Thousands)
Balance, beginning of year	$4,406	$4,295
Additional loans	446	583
Repayments	(1,050)	(472)

Balance, end of year	$3,802	$4,406

As of December 31, 2006 and 2005, all related party loans were performing.
Related party loans were made on the same terms as those for comparable loans and transactions with unrelated parties, other than certain mortgage loans which were made to employees with over one year of service with the Company which have rates 0.5% below market.
The balance of capitalized servicing rights, included in other assets at December 31, 2006 and 2005, was $119,000 and $145,000, respectively. No impairment charges related to servicing rights were recognized during the years ended December 31, 2006, 2005 and 2004.

Note 8.	PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2006 and 2005 are summarized as follows:

	December 31,
	2006	2005
	(In Thousands)
Land and improvements	$184	$144
Buildings	11,014	9,644
Furniture and equipment	9,588	9,116
Leasehold improvements	3,071	2,507

	23,857	21,411

Less accumulated depreciation and amortization	(11,233)	(10,094)

	$12,624	$11,317

Depreciation and amortization expense was $1.3 million, $1.2 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 9.	DEPOSITS
Deposits at December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	(In Thousands)
Demand and NOW	$179,738	$176,561
Regular savings	128,604	151,551
Money market and investment savings	96,442	98,363
Club accounts	211	206
Time deposits	479,516	334,715

	$884,511	$761,396

Time deposits in denominations of $100,000 or more were approximately $159.1 million and $97.6 million as of December 31, 2006 and 2005, respectively.
Contractual maturities of time deposits as of December 31, 2006 are summarized below:

(In Thousands)
2007	$394,601
2008	44,967
2009	18,565
2010	11,451
2011	8,751
Thereafter	1,181

$479,516

Deposit accounts of officers, directors, and other related parties aggregated approximately $1,046,000 and $587,000 at December 31, 2006 and 2005, respectively.
A summary of interest expense by account type for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(In Thousands)
Savings and demand deposits	$3,781	$2,998	$2,248
Time deposits	16,127	8,346	6,223

	$19,908	$11,344	$8,471

Note 10.	FEDERAL HOME LOAN BANK BORROWINGS AND STOCK
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). At December 31, 2006 and 2005, the Bank had access to a pre-approved secured line of credit with the FHLBB of $10.0 million. At December 31, 2006 and 2005 the Company had the capacity for additional advances of up to $159.3 million and $185.5 million, respectively. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2006 and 2005, there were no advances outstanding under the line of credit.

At December 31, 2006 and 2005, outstanding advances from the FHLBB are as follows:

		December 31,
Interest Rate	Maturity Date	2006	2005
		(In Thousands)
4.06%	January 3, 2006	$—	$17,000
5.74%	January 12, 2006	—	5,000
4.69%	August 15, 2006	—	5,000
5.125%	January 2, 2007	65,000	—
3.41%	July 9, 2007	5,000	5,000
3.55%	November 23, 2007	2,000	2,000
5.52%	May 8, 2008	5,000	5,000
2.77%	May 27, 2008	5,000	5,000
5.61%	July 30, 2008	5,000	5,000
3.84%	August 6, 2008	5,000	5,000
3.86%	October 31, 2008	10,000	10,000
3.80%	January 9, 2009	7,000	7,000
4.10%	July 9, 2009	7,000	7,000
4.18%	November 23, 2009	2,000	2,000
3.30%	May 27, 2010	5,000	5,000
4.28%	August 11, 2010	5,000	5,000
6.47%	September 8, 2010	710	867
4.95%	December 20, 2010	10,000	10,000
4.52%	August 8, 2011	5,000	5,000
4.15%	October 3, 2011	5,000	5,000
4.57%	August 20, 2012	8,000	8,000
4.60%	October 1, 2012	5,000	5,000
4.75%	November 23, 2012	2,000	2,000
3.89%	May 28, 2013	5,000	5,000
4.75%	July 5, 2013	5,000	—
4.78%	January 13, 2014	4,400	—

		$178,110	$130,867

The Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the stock. The advances are collateralized by first mortgage loans with a carrying value of $337.4 million and $303.8 million at December 31, 2006 and 2005, respectively.
The following table sets forth information concerning balances and interest rates on our FHLBB advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
FHLBB Advances:
Maximum amount of advances outstanding at any month end during the year	$195,637	$131,104	$128,062
Average advances outstanding during the year	168,942	122,828	106,134
Balance outstanding at end of year	178,110	130,867	118,015
Weighted average interest rate during the year	4.58%	4.21%	4.33%
Weighted average interest rate at the end of year	4.59%	4.29%	4.21%

Note 11.	BENEFIT PLANS
Pension and Other Post-Retirement Benefits:
The Company has adopted the provisions of SFAS 158 related to recognition of the funded status of defined benefit plans as of December 31, 2006. The following table discloses the effect on the Consolidated Statements of Condition of adopting such provisions of SFAS 158:

	Before
	Adoption of		After Adoption
	SFAS 158	Adjustment	of SFAS 158
Intangible pension asset	$831	$(831)	$—
Deferred tax assets-net	3,179	2,059	5,238
Other assets	7,280	(4,842)	2,438
Total assets	1,235,619	(2,783)	1,232,836
Accrued expenses and other liabilities	8,618	1,213	9,831
Additional minimum liability, net of tax included in accumulated other comprehensive income (loss)	(410)	410	—
Amount included in accumulated other comprehensive income (loss) after the adoption of SFAS 158	—	(4,406)	(4,406)
Total stockholders’ equity	159,060	(3,996)	155,064
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
The measurement date of the pension plan assets and benefit obligations is presently October 1 and will be changed in accordance with the provisions of SFAS 158 to the Company’s year-end of December 31 effective December 31, 2008. The Company uses January 1 as the measurement date for its post-retirement benefit plan.
The Company entered into a supplemental retirement agreement with two executive officers of the Bank. Additionally, effective December 1, 2004, the Bank adopted the Supplemental Executive Retirement Plan (the “SERP”) covering two designated executive officers of the Company. The SERP provides the two designated officers with a retirement benefit equal to 70% of their respective average annual earnings, as defined.
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
The following is information regarding the changes in benefit obligations, changes in plan assets, funded status and amounts recognized as of and for the years ended December 31, 2006 and 2005.

	Pension Plans			Post-Retirement Benefits
	Years Ended			Years Ended
	Pension Plans			Post-Retirement Benefits
	2006	2005		2006	2005
		(In Thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$15,586		$11,790	$1,692		$1,643
Service cost	807		850	16		9
Interest cost	887		739	107		80
Amendments	—		637	—		105
Actuarial (gain) loss	(270)		1,821	361		(67)
Benefits paid	(273)		(251)	(85)		(78)

Benefit obligation at end of year	$16,737		$15,586	$2,091		$1,692

Change in Plan Assets:
Fair value of plan assets at beginning of year	$11,630		$7,102	$—		$—
Actual return on plan assets	906		898	—		—
Employer contributions	—		3,881	85		78
Benefits paid	(273)		(251)	(85)		(78)

Fair value of plan assets at end of year	$12,263		$11,630	$—		$—

Funded status at end of year	$(4,474)		$(3,956)	$(2,091)		$(1,692)

Funded Status	$(4,474)		$(3,956)	$(2,091)		$(1,692)
Unrecognized net actuarial losses	*		5,721	*		588
Unrecognized prior service costs	*		1,321	*		105

Net amount recognized	$(4,474)		$3,086	$(2,091)		$(999)

Accumulated benefit obligation	$14,481		$13,104	$2,091		$1,692

Amounts Recognized in the Consolidated Statements of Condition:
Other assets	$—		$5,846	$—		$—
Deferred tax asset	—		173	—		—
Accrued expenses and other liabilities	(4,474)		(3,268)	(2,091)		(999)
Accumulated comprehensive loss	*		335	*		—

Net amount recognized	$(4,474)		$3,086	$(2,091)		$(999)

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Prior service cost	$699	$	*	$86	$	*
Net actuarial loss	5,025		*	866		*

Net amount recognized	$5,724	$	*	$952	$	*

*	Not applicable due to adoption of SFAS 158 on December 31, 2006.

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2007 are as follows:

		Post-
Amounts Recognized in Accumulated	Pension	Retirement
Other Comprehensive Loss consist of:	Plans	Benefits
	(In Thousands)
Net actuarial losses	$485	$88
Prior service costs	312	19

Net amount recognized	$797	$107

Components of Net Periodic Benefit Cost:

	Pension Plans			Post-Retirement Benefits
	2006	2005	2004	2006	2005	2004
	(In Thousands)
Service cost	$807	$850	$584	$16	$9	$7
Interest cost	887	739	570	107	80	97
Expected return on plan assets	(974)	(838)	(473)	—	—	—
Amortization of net actuarial losses	494	335	327	83	46	75
Amortization of prior service cost (benefits)	622	622	226	19	(2)	(58)

Net periodic benefit cost	$1,836	$1,708	$1,234	$225	$133	$121

Assumptions
Weighted-average assumptions used to determine pension benefit obligations at December 31,

	2006	2005
Discount rate	6.00%	5.75%
Rate of compensation increase	4.25%	4.00%
Weighted average assumptions used to determine net benefit pension expense for the years ended December 31,

	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%
The accumulated postretirement benefit obligation was $2.1 million as of December 31, 2006.
The Company does not intend to apply for the government subsidy under Medicare Part-D for postretirement prescription drug benefits. Therefore, the impact of the subsidy is not reflected in the development of the liabilities for the plan. As of December 31, 2006, prescription drug benefits are included in the postretirement benefits offered to employees hired prior to March 1, 1993.
The expected long-term rate of return is based on the actual historical rates of return of published indices that are used to measure the plans’ target assets allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.
Assumed Healthcare Trend Rates
The Company’s accumulated post-retirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., healthcare cost trend rate) is assumed to be 10% at December 31, 2007 and 2006, and 9% at December 31, 2005 and 2004, decreasing gradually to a rate of 5% at December 31, 2011. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in the assumed healthcare cost trend rate would have the following effects (dollars in thousands):

	1%	1%
	Increase	Decrease
	(In Thousands)
Effect on post-retirement benefit obligation	$14	$(12)
Effect on total service and interest	222	(188)
Plan Assets
The Company’s pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

Asset Category	2006	2005
Equity securities	62%	61%
Debt securities	35	36
Real estate	3	3

Total	100%	100%

The Company’s investment goal is to obtain a competitive risk adjusted return on the pension plan assets commensurate with prudent investment practices and the plan’s responsibility to provide retirement benefits for its participants, retirees and their beneficiaries. The 2007 targeted allocation for equity securities, debt securities and real estate is 62%, 35% and 3%, respectively. The pension plan’s investment policy does not explicitly designate allowable or prohibited investments, instead, it provides guidance regarding investment diversification and other prudent investment practices to limit the risk of loss. The Plan’s asset allocation targets are strategic and long-term in nature and are designed to take advantage of the risk reducing impacts of asset class diversification.
Plan assets are periodically rebalanced to their asset class targets to reduce risk and to retain the portfolio’s strategic risk/return profile. Investments within each asset category are further diversified with regard to investment style and concentration of holdings.
Contributions
The Company contributed $676,000 and $981,000 to the Pension Plan during the years ended December 31, 2006 and 2005, respectively. The Company plans to contribute $675,000 to the Pension Plan in 2007.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Post-Retirement
	Plan	Benefits
	(In Thousands)
2007	$452	$117
2008	588	126
2009	603	137
2010	953	139
2011	974	146
Years 2012-2016	5,494	772
401(k) Plan: The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested instead of the matching contribution provided to participants of the 401(k) Plan. The Company contributed $359,000, $222,000 and $142,000 to the plan for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 12.	STOCK BASED COMPENSATION
On January 1, 2006, the Company adopted SFAS 123R (revised 2004), Share-Based Payment. The adoption of these new rules did not impact the Company’s consolidated financial statements since the Company had not issued any stock options or restricted stock before the adoption date. Under SFAS 123R, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period. The Company accelerates the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for vesting at the time an employee retires. Stock-based compensation granted to non-retirement-eligible individuals is expensed over the normal vesting period.
The Board of Directors and stockholders of the Company approved the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) in 2006. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. As of December 31, 2006, there were 144,882 restricted stock shares and 695,375 stock options available for future grants under the Plan.
During the year ended December 31, 2006, the Human Resources Committee awarded 197,440 shares of restricted stock (net of 7,508 shares which were used by the executives for income tax withholding as described below) with a fair value of $3.5 million, as measured on the grant date and options to purchase 179,200 shares of the Company’s stock with cliff vesting on December 13, 2008 and an exercise price of $17.77 per share. The restricted stock and options were issued to directors and officers of the Company. The fair value of the options awarded on grant date, net of estimated forfeitures, was $739,000 using the Black-Scholes pricing model that uses assumptions noted in the following table. The right to exercise the stock options expires on December 13, 2016. Option and share awards provide for accelerated vesting if there is a change in control, as defined in the Plan.
Total employee and director share-based compensation expense recognized for stock options and restricted stock was $2.4 million for the year ended December 31, 2006 of which director share-based compensation expense recognized (in the consolidated statement of income as other noninterest expense) was $924,000 and officer share-based compensation expense recognized (in the consolidated statement of income as salaries and benefit noninterest expense) was $1.5 million. The total charge of $2.4 million includes $129,000 related to 7,508 vested restricted shares used for income tax withholding payments on behalf of certain executives.
In November of 2006, the Board of Directors approved a stock repurchase program to purchase 349,830 shares. During the year ended December 31, 2006, the Company purchased 57,800 shares on the open market at a cost of $962,000 and re-issued them along with 139,640 shares of previously un-issued shares to settle the restricted stock awards granted during 2006. As of December 31, 2006, the Company may repurchase up to 292,030 shares for the approved stock repurchase program. The Plan allows the Company to use either acquired or un-issued shares to award future grants or exercised options.
Stock Options:
For share-based compensation recognized for the year ended December 31, 2006, the Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

2006
Weighted average fair value of options granted during the year	$4.34
Stock options granted during the year	179,200
Assumptions:
Risk free interest rate	4.55%
Expected volatility	15.83%
Expected dividend yield	.90%
Expected life of options granted	6 years
The expected volatility was determined using both the Company’s historical trading volatility as well as the historical volatility of an index published by SNL Financial for mutual holding company’s common stock over the expected average life of the options. The index was used as the Company’s stock has only been publicly traded since May 20, 2005.
The Company estimates option forfeitures using historical data on employee terminations.
The expected life of stock options granted is derived using the simplified method and represents the period of time that stock options granted are expected to be outstanding.
The risk-free interest rate for periods within the contractual life of the stock option is based on the average five and seven U.S. Treasury Note yield curve in effect at the date of grant.
The expected dividend yield reflects an estimate of the dividends the Company expects to declare over the expected life of the options granted.
Stock options provide grantees the option to purchase shares of common stock at a specified exercise price and, expire ten years from the date of grant. The exercise price of $17.77 was equal to the fair value of the shares on the date the options were granted. The Company recognizes compensation expense, measured as the fair value of the stock option on the date of grant, on a straight-line basis over the vesting period with accelerated recognition of compensation costs for stock options granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for vesting at the time an employee retires. Stock options granted to non-retirement-eligible individuals is expensed over the normal vesting period.
The following table presents the activity related to stock options under the Plan for the year ended December 31, 2006:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)

Stock options outstanding at January 1, 2006	—	$—
Granted	179,200	17.77	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Stock options outstanding at December 31, 2006	179,200	17.77	10.0	$778

Stock options expected to vest at the end of the year	170,240	—	—	739

As of December 31, 2006, the unrecognized cost related to the stock options awarded of $444,000 will be recognized over a weighted-average period of 1.9 years.
Restricted Stock:
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The Company recognizes compensation expense, measured as the closing market price of the Company’s common stock on the date of grant, on a straight-line basis over the vesting period for service period vesting with accelerated recognition of compensation costs for restricted stock granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for vesting at the time an employee retires. Restricted stock granted to non-retirement-eligible individuals is expensed over the normal vesting period. Restricted stock is forfeited if an employee terminates prior to vesting.
As of December 31, 2006, the unrecognized cost relating to non-vested restricted stock awards to non-retirement age executives and directors granted under the Plan was $1.4 million which will be recognized over a weighted average period of 3.9 years.
The following table presents the activity for Restricted Stock for the year ended December 31, 2006:

		Weighted Average
		Grant-Date Fair
	Number of Shares	Value

Unvested as of January 1, 2006	—	$—
Granted	197,440	17.51
Vested	(33,480)	17.51
Forfeited	—	—

Unvested as of December 31, 2006	163,960	$17.51

Seventeen percent or 33,480 shares of restricted stock vested during the year ended December 31, 2006 with a grant date fair value of $588,000. During the year ended December 31, 2006, compensation expense on 54,520 additional shares or $939,000 was recorded as the executives were retirement eligible and the shares vest upon retirement. Twenty-five percent, or 40,988, of the remaining unvested restricted stock shares will vest annually in 2007, 2008 2009 and 40,996 shares will vest in 2010. All unvested restricted stock shares are expected to vest.
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
The Plan was amended on December 13, 2005 to provide for a 7% appreciation in the value of the participants’ accounts for 2005, provide for an additional retirement award equal to 50% of the total appreciation in all Option phantom shares awarded since the effective date of the Plan which was allocated in equal shares to all Directors participating in the Plan, fully vest the Retirement phantom shares of all participants, provide for 50% vesting of the Option phantom shares of all participants and distribute the Plan benefits in an aggregate amount of $1.5 million to the participants. During the years ended December 31, 2005 and 2004, the Company recorded $505,000 and $966,000, respectively, for compensation expense related to the Plan. The Plan was terminated following the 2005 distribution.
Employee Stock Ownership Plan: As part of the reorganization and stock offering completed in 2005, the Company established an ESOP for eligible employees of the Bank, and authorized the Company to lend the funds to the ESOP to purchase 699,659 or 3.6% of the shares issued in the initial public offering. Upon completion of the reorganization, the ESOP borrowed $4.4 million from the Company to purchase 437,287 shares of common stock. Additional shares of 59,300 and 203,072 were subsequently purchased by the ESOP in the open market at a total cost of $817,000 and $2.7 million in 2006 and 2005, respectively, with additional funds borrowed from the Company. The Bank intends to make annual contributions to the ESOP that will be adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP.
The interest rate for the ESOP loan is the prime rate plus one percent, or 9.25% as of December 31, 2006. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of December 31, 2006 the outstanding principal and interest due was $6.5 million and principal payments of $1.4 million have been made on the loan since inception.
ESOP expense for the years ended December 31, 2006 and 2005 was $1.0 million and $913,000, respectively. At December 31, 2006, there were 139,931 allocated, 0 unallocated and 559,728 unreleased ESOP shares and the unreleased shares had an aggregate fair value of $10.0 million.
Note 13. INCOME TAXES
The components of the income tax provision (benefit) for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(In Thousands)
Current	$3,789	$3,208	$1,059
Deferred	(421)	(1,675)	451

Total provision for income taxes	$3,368	$1,533	$1,510

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	December 31,
	2006	2005
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$3,341	$2,949
Contribution carryforwards	677	1,024
Investment losses	289	550
Pension and postretirement liabilities	3,551	1,013
Stock incentive award plan	100	—
Other	502	289

Gross deferred tax assets	8,460	5,825

Deferred tax liabilities:
Unrealized gains on securities	(1,410)	(713)
Prepaid pension expense	(1,505)	(1,505)
Premises and equipment	(174)	(106)
Other	(133)	(84)

Gross deferred tax liabilities	(3,222)	(2,408)

Net deferred tax asset	$5,238	$3,417

Management believes that it is more likely than not that the deferred tax assets will be realized through future earnings and for future reversals of existing taxable temporary differences.
Retained earnings at December 31, 2006 includes a contingency reserve for loan losses of approximately $1.2 million, which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income, and, if the reserve is used for purposes other than to absorb losses on loans, a Federal income tax liability could be incurred. It is not anticipated that the Company will incur a Federal income tax liability relating to this reserve balance, and accordingly, deferred income taxes of approximately $408,000 at December 31, 2006 have not been recognized.
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
For the years ended December 31, 2006, 2005 and 2004, a reconciliation of the anticipated income tax provision (computed by applying the Federal statutory income tax rate of 34% to income before income tax expense), to the provision for income taxes as reported in the statements of incomes is as follows:

	Years Ended December 31,
	2006	2005	2004
		(In Thousands)
Provision for income tax at statutory rate	$3,475	$1,686	$1,686

Increase (decrease) resulting from:
Increase in cash surrender value of Bank Owned Life Insurance	(115)	(110)	(99)
Dividend received deduction	(67)	(65)	(38)
Cash surrender value on supplemental executive retirement plans	—	—	(22)
Tax exempt interest and disallowed interest expense	(17)	(22)	(24)
Excess book basis of Employee Stock Ownership Plan	82	44	—
Other, net	10	—	7

Total provision for income taxes	$3,368	$1,533	$1,510

Note 14. COMMITMENTS AND CONTINGENCIES
Leases: The Company leases certain of its branch offices under operating lease agreements which contain renewal options for periods up to fifteen years. In addition to rental payments, the branch leases require payments for executory costs. The Company also leases certain equipment under non-cancelable operating leases.
Future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows as of December 31, 2006:

(In Thousands)
2007	$639
2008	545
2009	465
2010	310
2011	208
Thereafter	1,568

$3,735

Total rental expense charged to operations for all cancelable and non-cancelable operating leases approximated $566,000, $527,000 and $479,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
The Company, as a landlord, leases space to third party tenants under non-cancelable operating leases. In addition to base rent, the leases require payments for executory costs. Future minimum rental receivable under the non-cancelable leases are as follows as of December 31, 2006:

(In Thousands)
2007	$340
2008	314
2009	305
2010	305
2011	305
Thereafter	1,420

$2,989

Rental income is a reduction to occupancy and approximated $119,000, $61,000 and $87,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Employment and Change in Control Agreements: The Bank and the Company entered into an employment agreement, which was amended on December 22, 2006, with the Bank’s President and Chief Executive Officer ending December 31, 2007, which may be extended only in the event the Bank serves written notice sixty days prior to the expiration date. An employment agreement was also entered into with the Bank’s Chief Operating Officer, which was amended on December 22, 2006 to continue through December 31, 2007. As of December 22, 2006, the Bank has also amended existing employment agreements with all but one of its remaining Executive Officers, (each, an “Executive Officer”), these agreements will end on December 31, 2007, unless extended by written notice sixty days prior to the expiration date. One Executive Officer retains his three-year employment agreement, which will expire on December 31, 2009 and will be extended on an annual basis unless written notice of non-renewal is given by the Human Resources Committee. Under certain specified circumstances, the employment agreements require certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations. If the Bank chooses to terminate these employment agreements for reasons other than cause, or if the Executive Officer resigns from the Bank after specified circumstances that would constitute good reason, as defined in the employment agreement, would be entitled to receive a severance benefit in the amount of three times the sum of his or her base salary and his or her potential annual incentive compensation for the year of termination or, if higher, his or her actual annual incentive compensation for the year prior to the year of termination, payable in monthly installments over the 36 months following termination. In addition, the Executive Officer will be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. In consideration for the compensation and benefits provided under their employment agreement, the Executive Officers are prohibited from competing with the Bank and the Company during the term of the employment agreements and for a period of two years following termination of employment for any reason.
The Bank and the Company has also entered into change in control agreements with four additional senior officers (each, an “Officer”). Each change in control agreement had an initial term that ended December 31, 2005, which term was automatically extended on January 1, 2006 and will be extended on each January 1st thereafter for one additional year unless written notice is given by either party; provided, however, that no such notice by the Bank or the Company will be effective if a change of control or potential change in control has occurred prior to the date of such notice. If, following a change in control of the Bank or the Company, the Officer’s employment is terminated without cause, or the Officer voluntarily resigns upon the occurrence of circumstances specified in the agreements constituting good reason, the Officer will receive a severance payment under the agreement equal to two times the sum of the Officer’s annual base salary and their potential annual incentive compensation for the year of termination or, if higher, their actual annual incentive compensation for the year prior to the year of termination. The Officer will also be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. The Bank will also provide the Officer with a cash allowance for outplacement assistance in the amount of 20% of their annual base salary and annual incentive compensation taken into account for purposes of calculating the severance payment described above for expenses incurred during the 24 months following termination of employment.
The Bank and the Company has also entered into change in control and restrictive covenant agreements with five lending officers (each a “Lending Officer”). Each change in control and restrictive covenant agreement had an initial term that ended December 31, 2005, and was extended on January 1, 2006 and will be extended annually thereafter for one additional year unless written notice is given by either party; provided, however, that no such notice by the Bank or the Company will be effective if a change in control or potential change in control has occurred prior to the date of such notice. If, following a change in control of the Bank or the Company, the Lending Officer’s employment is terminated without cause, or the Lending Officer voluntarily resigns upon the occurrence of circumstances specified in the agreements constituting good reason, the Lending Officer will receive a severance payment under the agreement equal to two times the sum of the Lending Officer’s annual base salary and their potential annual incentive compensation for the year of termination or, if higher, their actual annual incentive compensation for the year prior to the year of termination. The Lending Officer will also be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. The Bank will also provide the Lending Officer with a cash allowance for outplacement assistance in the amount of 20% of their annual base salary and annual incentive compensation taken into account to calculate the severance payment described above for expenses incurred during the 24 months following termination of employment.
Change in Control Severance Plan: The Bank and the Company adopted a Change in Control Severance Plan to provide benefits to eligible employees upon a change in control of the Bank or the

Company. Eligible employees are those with a minimum of one year of service with the Bank as of the date of the change in control. Generally, all eligible employees, other than officers who will enter into separate employment or change in control or change in control and restrictive covenant agreements with the Bank and the Company, will be eligible to participate in the plan. Under the plan, if a change in control of the Bank or the Company occurs, eligible employees who are terminated, or who terminate employment upon the occurrence of events specified in the plan, within 24 months of the effective date of the change in control, will be entitled to 1/26th of the sum of the employee’s annual base salary and his or her potential annual incentive compensation for the year of termination or, if higher, his or her actual annual incentive compensation for the year prior to the year of termination, multiplied by the employee’s total years of service with the Bank. Subsidized COBRA coverage will also be made available to such employees for a period of weeks equal to the employee’s years of service with the Bank multiplied by two.
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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral obligations as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In Thousands)
Commitments to extend credit:
Future loan commitments	$23,740	$51,964
Undisbursed construction loans	93,563	64,143
Undisbursed home equity lines of credit	101,675	82,119
Undisbursed commercial lines of credit	57,368	17,127
Standby letters of credit	17,614	10,107
Unused checking overdraft lines of credit	98	98

	$294,058	$225,558

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
Note 15. REGULATORY MATTERS
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, 2005 and 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since then that management believes have changed the Bank’s category.
The following is a summary of the Bank’s regulatory capital amounts and ratios as December 31, 2006 and 2005 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy. Also included is a summary of Rockville Financial, Inc.’s regulatory capital and ratios as of December 31, 2006 and 2005. The December 31, 2004 data is not relevant as the reorganization of the Company was completed on May 20, 2005. Prior to the reorganization, the ratios for the Bank were the same as Charter Oak Community Bank Corp.:

			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Rockville Bank:
December 31, 2006
Total capital to risk weighted assets	$127,949	13.9%	$73,640	8.0%	$92,050	10.0%
Tier I capital to risk weighted assets	117,606	12.8	36,752	4.0	55,128	6.0
Tier I capital to total average assets	117,606	9.6	49,003	4.0	61,253	5.0

Rockville Bank:
December 31, 2005
Total capital to risk weighted assets	$117,882	15.5%	$60,842	8.0%	$76,053	10.0%
Tier I capital to risk weighted assets	108,898	14.3	30,461	4.0	45,692	6.0
Tier I capital to total average assets	108,898	10.6	41,094	4.0	51,367	5.0

Rockville Financial, Inc.:
December 31, 2006
Total capital to risk weighted assets	$165,992	18.0%	$73,774	8.0%	$92,218	10.0%
Tier I capital to risk weighted assets	155,649	16.9	36,840	4.0	55,260	6.0
Tier I capital to total average assets	155,649	12.8	48,640	4.0	60,800	5.0

Rockville Financial, Inc.:
December 31, 2005
Total capital to risk weighted assets	$156,000	20.4%	$61,176	8.0%	$76,471	10.0%
Tier I capital to risk weighted assets	147,016	19.3	30,470	4.0	45,704	6.0
Tier I capital to total average assets	147,016	14.3	41,123	4.0	51,404	5.0
The Company is also considered to be well capitalized under the regulatory framework specified by the Federal Reserve. Actual and required ratios are not substantially different from those shown above.

Connecticut law restricts the amount of dividends that the Bank can pay based on retained earnings for the current year and the preceding two years. As of December 31, 2006, $13.7 million was available for the payment of dividends.
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

Note 16. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

		Unrealized
		Income
		(Loss) on	Accumulated
	Minimum	Available-	Other
	Pension	For-Sale	Comprehensive
	Liability	Securities	(Loss) Income
	(In Thousands)
January 1, 2004	$(1,750)	$3,778	$2,028
Change	226	(1,066)	(840)

December 31, 2004	(1,524)	2,712	1,188
Change	1,188	(1,329)	(141)

December 31, 2005	(336)	1,383	1,047
Change	(4,070)	1,355	(2,715)

December 31, 2006	$(4,406)	$2,738	$(1,668)

Other comprehensive income (loss) is as follows for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31, 2006
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In Thousands)
Unrealized gains arising during the year	$1,676	$(569)	$1,107
Add reclassification adjustment for net gain from sale of securities recognized in net income	376	(128)	248

Unrealized gains on available-for-sale securities	2,052	(697)	1,355
Increase in minimum pension liability	(112)	38	(74)
Adjustment to initially apply SFAS 158	(6,055)	2,059	(3,996)

Total	$(4,115)	$1,400	$(2,715)

	Year Ended December 31, 2005
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
	(In Thousands)
Unrealized losses arising during the year	$(2,337)	$794	$(1,543)
Add reclassification adjustment for net gain from sale of securities recognized in net income	324	(110)	214

Unrealized losses on available-for-sale securities	(2,013)	684	(1,329)
Decrease in minimum pension liability	1,800	(612)	1,188

Total	$(213)	$72	$(141)

	Year Ended December 31, 2004
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
		(In Thousands)
Unrealized losses arising during the year	$(1,487)	$506	$(981)
Add reclassification adjustment for net gain from sale of and other than temporary impairment of securities recognized in net income	(129)	44	(85)

Unrealized losses on available-for-sale securities	(1,616)	550	(1,066)
Decrease in minimum pension liability	311	(85)	226

Total	$(1,305)	$465	$(840)

Note 17. FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK
Financial Accounting Standards Board Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statements of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 2006 or 2005. The estimated fair value amounts for 2006 and 2005 have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to those respective reporting dates may be different than the amounts reported at each year end.
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

As of December 31, 2006 and 2005, the recorded book balances and estimated fair values of the Company’s financial instruments were:

	December 31,
	2006		2005
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$22,381	$22,381	$23,611	$23,611
Available for sale securities	132,467	132,467	129,049	129,049
Loans receivable—net	1,033,355	1,022,881	859,700	851,152
FHLBB stock	9,836	9,836	8,498	8,498
Accrued interest receivable	4,473	4,473	3,777	3,777

Financial liabilities:
Regular savings	128,604	128,604	151,551	151,551
Money market and investment savings	96,442	96,442	98,363	91,255
Demand and NOW	179,738	179,738	176,561	176,561
Club accounts	211	211	206	206
Time deposits	479,516	479,359	334,715	335,858
Mortgagors’ and investors’ escrow accounts	5,320	5,320	4,794	4,794
Advances from FHLBB	178,110	175,137	130,867	128,311
Off-Balance Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2006 and 2005.
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

Note 18. PARENT COMPANY FINANCIAL INFORMATION
The parent company, Rockville Financial, Inc., a state-chartered mid-tier stock holding company was formed on December 17, 2004 to reorganize Charter Oak Community Bank Corp. from a state-chartered mutual holding company to a state-chartered two-tier mutual and stock holding company. It was inactive until it began operations on May 20, 2005 following the completion of the reorganization and the minority stock issuance. The following represents the Parent Company’s condensed statement of condition as of December 31, and 2006 and 2005 and condensed statements of income and cash flows for the year ended December 31, 2006 and for the period May 20, 2005 through December 31, 2005 and should be read in conjunction with the consolidated financial statements and related notes:
  Condensed Statements of Condition

	December 31,	December 31,
	2006	2005
	(In Thousands)
Assets:
Cash and due from banks	$34,481	$36,777
Accrued interest receivable	25	26
Deferred tax asset-net	748	1,024
Investment in Rockville Bank	117,020	112,787
Due from Rockville Bank	2,088	—
Other assets	702	324

Total Assets	$155,064	$150,938

Liabilities and Capital:
Accrued expenses and other liabilities	$—	$33
Shareholders’ equity	155,064	150,905

Total	$155,064	$150,938

  Condensed Statements of Income

	For the	For the Period
	Year ended	May 20, 2005 to
	December 31,	December 31,
	2006	2005
	(In Thousands)
Interest and dividend income:
Interest on investments	$470	$258

Net interest income	470	258

Noninterest expenses:
Contribution to Rockville Bank Community Foundation, Inc.	—	3,887
Other	611	121

Total noninterest expense	611	4,008

Loss before tax benefit and equity in undistributed net income of Rockville Bank	141	3,750
Income tax benefit	(47)	(1,275)

Loss before equity in undistributed net income of Rockville Bank	(94)	(2,475)
Equity in undistributed net income of Rockville Bank	6,948	5,901

Net income	$6,854	$3,426

  Condensed Statements of Cash Flows

	For the	For the Period
	Year ended	May 20 through
	December 31,	December 31,
	2006	2005
	(In Thousands)
Cash flows from operating activities
Net income	$6,854	$3,426
Adjustments to reconcile net income to net cash provided by operating activities Contribution to Rockville Bank
Community Foundation, Inc.	—	3,950
Stock compensation expense	3,354	913
Undistributed income of Rockville Bank	(6,948)	(5,901)
Decrease (increase) in deferred tax benefit	276	(1,024)
Net change in assets and liabilities:
Accrued interest receivable	1	(26)
Net change in due from Rockville Bank	(2,088)	—
Other assets	(378)	(325)
Accrued expenses and other liabilities	(33)	33

Net cash provided by operating activities	1,038	1,046

Cash flows from investing activities
Capital investment in Rockville Bank	—	(38,500)

Net cash used in investing activities	—	(38,500)

Cash flows from financing activities
Net proceeds from common stock offering	—	81,299
Acquisition of common stock by ESOP	(817)	(7,068)
Acquisition of common stock	(962)	—
Cash dividends paid on common stock	(1,555)	—

Net cash (used in) provided by financing activities	(3,334)	74,231

Net (decrease) increase in cash and cash equivalents	(2,296)	36,777
Cash and cash equivalents — beginning of period	36,777	–

Cash and cash equivalents — end of year	$34,481	$36,777

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$63	$1,850
As of December 31, 2006 and 2005, the Company had not engaged in any business activities other than owning the common stock of Rockville Bank.

Note 19. SELECTED QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED):
The following table presents quarterly financial information of the Company for the years ended December 31, 2006 and 2005:

	For the three months ended,
	December	September	June 30,	March 31,	December	September	June 30,	March 31,
	31, 2006	30, 2006	2006	2006	31, 2005	31, 2005	2005	2005
	(In Thousands, except earnings per share and stock prices)
Interest and dividend income	$17,441	$16,852	$15,332	$14,327	$13,553	$12,238	$11,791	$11,018
Interest expense	8,321	7,558	6,340	5,430	4,855	4,084	3,808	3,767

Net interest income	9,120	9,294	8,992	8,897	8,698	8,154	7,983	7,251
Provision for loan losses	260	414	557	450	650	450	850	750

Net interest income after provision for loan losses	8,860	8,880	8,435	8,447	8,048	7,704	7,133	6,501
Noninterest income	1,358	1,175	1,091	1,001	1,102	1,088	991	895
Contributions to Rockville Bank Community Foundation, Inc.	—	—	—	—	—	—	3,887	—
Other noninterest expense (1)	9,330	6,811	6,354	6,530	6,566	6,023	5,908	6,119

Income (loss) before income taxes	888	3,244	3,172	2,918	2,584	2,769	(1,671)	1,277
Provision for (benefit from) income taxes	273	1,076	1,050	969	772	881	(480)	360

Net income (loss) (1)	$615	$2,168	$2,122	$1,949	$1,812	$1,888	$(1,191)	$917

Basic and diluted earnings per share	$0.03	$0.12	$0.11	$0.10	$0.10	$0.10	$(0.11)(2)	N/A

Stock Price (per share):
High	$18.06	$14.90	$15.00	$15.00	$14.00	$15.79	$12.68 (3)	$—
Low	$14.24	$14.05	$13.55	$13.17	$12.67	$12.00	$9.72 (3)	$—

(1)	In the fourth quarter of 2006, other noninterest expense included $2,402,000 in restricted stock and stock option expenses for directors and officers. Refer to Note 12 for additional information on stock-based compensation.

(2)	The Company’s earnings per share for the second quarter of 2005, reflects activity from May 25, 2005 to June 30, 2005 following the Company’s stock offering.

(3)	The Company’s stock price history for the second quarter of 2005, reflects stock trading from May 25, 2005 to June 30, 2005 following the Company’s stock offering.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure as defined in Item 304 of
Regulation S-K.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures:
Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Our management has evaluated, with the participation and under the supervision of our chief executive officer (“CEO”) and chief financial officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Material Changes in Internal Controls Over Financial Reporting:
None
Management’s Report on Internal Controls Over Financial Reporting:
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance to our management and the board of directors regarding the preparation and fair presentation of published financial statements. Nonetheless, all internal control systems, no matter how well designed, have inherent limitations. Even systems determined to be effective as of a particular date can provide only reasonable assurance with respect to financial statement preparation and presentation and may not eliminate the need for restatements.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria. Refer to the Report of Management on Internal Control Over Financial Reporting appearing on page F-1 of the Consolidated Financial Statements contained in Part II, Item 8 of this 10-K.
The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report appearing page F-2 of the Consolidated Financial Statements contained in Part II, Item 8 of this 10-K.
Item 9B. Other Information
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2007 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2006.
Item 11. Executive Compensation
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2007 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2007 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2006.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2007 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2006.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2007 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2006.

Part IV
Item 15. Exhibits, Financial Statements and Financial Statement Schedules
a) The consolidated financial statements, including notes thereto, and financial schedules required in response to this item are set forth in Part II, Item 8 of this 10-K, and can be found on the following pages:
1.	Financial Statements
2.	Financial Statement Schedules

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements have been omitted because they are either not required, are not applicable or are included in the consolidated financial statements or notes thereto, which can be found in this report in Part II, Item 8.

3.	Exhibits:
3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed for Rockville Financial, Inc. on May 13, 2005)

3.3	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 of Rockville Financial, Inc. filed on April 22, 2005)

10.1.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and William J. McGurk filed herewith.

10.2	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.1 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.2.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr. filed herewith.

10.3	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Gregory A. White effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.3.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Gregory A. White filed herewith.

10.4	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Kristen A. Johnson, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.4.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Kristen A. Johnson filed herewith.

10.5	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.5.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr. filed herewith.

10.6	Supplemental Savings and Retirement Plan of Rockville Bank (incorporated herein by reference to Exhibit 10.13 to the Pre-Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on March 29, 2005)

10.6.1	First amendment to Exhibit 10.6, the Supplemental Savings and Retirement Plan of Rockville Bank (incorporated herein by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

10.7	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

10.8	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.9	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.10	Rockville Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.12 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.11	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006)

14	Standards of Conduct Policy — Employees filed herewith.

21	Subsidiaries of Rockville Financial, Inc. and Rockville Bank filed herewith.

23	Consent of Independent Registered Public Accounting Firm filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto.

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
Date: March 16, 2007

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William J. McGurk William J. McGurk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/s/ Gregory A. White Gregory A. White	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Michael A. Bars Michael A. Bars	Director	March 16, 2007

/s/ C. Perry Chilberg C. Perry Chilberg	Director	March 16, 2007

/s/ David A. Engelson David A. Engelson	Director	March 16, 2007

/s/ Raymond H. Lefurge, Jr. Raymond H. Lefurge, Jr.	Vice Chairman	March 16, 2007

/s/ Stuart E. Magdefrau Stuart E. Magdefrau	Director	March 16, 2007

/s/ Thomas S. Mason Thomas S. Mason	Director	March 16, 2007

/s/ Peter F. Olson Peter F. Olson	Director	March 16, 2007

/s/ Betty R. Sullivan Betty R. Sullivan	Chairman	March 16, 2007

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed for Rockville Financial, Inc. on May 13, 2005)

3.3	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 of Rockville Financial, Inc. filed on April 22, 2005)

10.1.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and William J. McGurk filed herewith.

10.2	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.1 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.2.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr. filed herewith.

10.3	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Gregory A. White effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.3.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Gregory A. White filed herewith.

10.4	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Kristen A. Johnson, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.4.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Kristen A. Johnson filed herewith.

Exhibit
Number	Description
10.5	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.5.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr. filed herewith.

10.6	Supplemental Savings and Retirement Plan of Rockville Bank (incorporated herein by reference to Exhibit 10.13 to the Pre-Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on March 29, 2005)

10.6.1	First amendment to Exhibit 10.6, the Supplemental Savings and Retirement Plan of Rockville Bank (incorporated herein by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

10.7	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

10.8	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.9	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.10	Rockville Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.12 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.11	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006)
14	Standards of Conduct Policy — Employees filed herewith.

21	Subsidiaries of Rockville Financial, Inc. and Rockville Bank filed herewith.

23	Consent of Independent Registered Public Accounting Firm filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto.