Form 10-Q
period 2007-03-31
Rockville Financial Inc.
filed 2007-05-10
CIK 1311131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.
Commission File Number: 000-51239
ROCKVILLE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	30-0288470 (I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut (Address of principal executive officers)	06066 (Zip Code)
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
As of April 30, 2007, there were 19,574,640 shares of Registrant’s no par value common stock outstanding.

Rockville Financial, Inc.	2

Part I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements:
Rockville Financial, Inc.
Condensed Consolidated Statements of Condition
(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$20,261	$21,000
Short-term investments	1,961	1,381

Total cash and cash equivalents	22,222	22,381
AVAILABLE FOR SALE SECURITIES-At fair value	127,052	132,467
LOANS RECEIVABLE (Net of allowance for loan losses of $10,120 in 2007 and $9,827 in 2006)	1,045,909	1,033,355
FEDERAL HOME LOAN BANK STOCK	9,836	9,836
ACCRUED INTEREST RECEIVABLE	4,682	4,473
DEFERRED TAX ASSET-Net	5,143	5,238
BANK PREMISES AND EQUIPMENT-Net	12,925	12,624
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	9,043	8,954
OTHER ASSETS	2,092	2,438

TOTAL	$1,239,974	$1,232,836

LIABILITIES AND CAPITAL
LIABILITIES
DEPOSITS
Non-interest bearing	$95,901	$93,068
Interest bearing	821,712	791,443

Total deposits	917,613	884,511
MORTGAGORS AND INVESTORS ESCROW ACCOUNTS	2,964	5,320
ADVANCES FROM THE FEDERAL HOME LOAN BANK	153,868	178,110
ACCRUED EXPENSES AND OTHER LIABILITIES	9,843	9,831

Total liabilities	1,084,288	1,077,772

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,574,640 shares issued and outstanding (includes 163,960 shares of unvested restricted stock) at March 31, 2007 and December 31, 2006)	85,249	85,249
Additional paid-in capital	2,118	1,854
Unallocated stock held by ESOP	(6,259)	(6,434)
Treasury stock, at cost (93,156 shares at March 31, 2007)	(1,380)	—
Retained earnings	77,192	76,063
Accumulated other comprehensive income, net of tax	(1,234)	(1,668)

Total stockholders’ equity	155,686	155,064

TOTAL	$1,239,974	$1,232,836

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	3

Rockville Financial, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
INTEREST AND DIVIDEND INCOME:
Loans	$15,877	$12,857
Securities-interest	1,344	1,237
Interest bearing deposits	25	23
Securities-dividends	280	210

Total interest and dividend income	17,526	14,327

INTEREST EXPENSE:
Deposits	6,390	3,799
Borrowed funds	2,086	1,631

Total interest expense	8,476	5,430

Net interest income	9,050	8,897

PROVISION FOR LOAN LOSSES	226	450

Net interest income after provision for loan losses	8,824	8,447

NONINTEREST INCOME:
Service charges and fees	1,137	887
Net gain from sale of securities	165	114

Total noninterest income	1,302	1,001

NONINTEREST EXPENSE:
Salaries and employee benefits	3,944	3,426
Service bureau fees	789	705
Occupancy and equipment	847	906
Professional fees	449	250
Marketing and promotions	232	218
Insurance and FDIC assessments	48	54
Other	956	971

Total noninterest expense	7,265	6,530

INCOME BEFORE INCOME TAXES	2,861	2,918

PROVISION FOR INCOME TAXES	949	969

NET INCOME	$1,912	$1,949

(Continued)

Rockville Financial, Inc.	4

Rockville Financial, Inc.
Condensed Consolidated Statements of Income – Continued
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Net income (loss) per share
(see Note 2):
Basic	$0.10	$0.10
Diluted	0.10	0.10

Weighted average shares outstanding:
Basic	18,912,841	18,824,042
Diluted	18,912,841	18,824,042
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	5

Rockville Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	For the Three Months
	Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,912	$1,949
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	19	51
Stock compensation expense	438	249
Provision for loan losses	226	450
Net gain from sale of securities	(165)	(114)
Depreciation and amortization	336	330
Deferred income taxes	(129)	(164)
Increase in cash surrender value of bank owned life insurance	(89)	(81)
Change in assets and liabilities:
Deferred loan fees and premiums	58	16
Accrued interest receivable	(209)	(10)
Other assets	120	708
Accrued expenses and other liabilities	12	(600)

Net cash provided by operating activities	2,529	2,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	2,128	976
Proceeds from calls and maturities of available for sale securities	8,100	2,750
Principal payments on available for sale mortgage-backed securities	2,564	3,193
Purchase of available for sale securities	(6,798)	(6,940)
Purchase of Federal Home Loan Bank stock	—	(360)
Proceeds from sales of loans	—	948
Net increase in loans	(12,386)	(65,007)
Purchases of bank premises and equipment	(637)	(868)

Net cash used in investing activities	(7,029)	(65,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock purchased for ESOP	—	(817)
Common stock repurchased	(1,380)	—
Net increase in non-interest bearing deposits	2,833	2,329
Net increase in interest bearing deposits	30,269	26,327
Decrease in mortgagors’ and investors’ escrow accounts	(2,356)	(1,972)
Proceeds from Federal Home Loan Bank advances	7,800	175,084
Repayments of Federal Home Loan Bank advances	(32,042)	(142,722)
Cash dividends paid on common stock	(783)	—

Net cash provided by financing activities	4,341	58,229

NET DECREASE IN CASH AND CASH EQUIVALENTS	(159)	(4,295)
CASH AND CASH EQUIVALENTS – Beginning of year	22,381	23,611

CASH AND CASH EQUIVALENTS – End of period	$22,222	$19,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,442	$5,372
Income taxes	500	437
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	6

Rockville Financial, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1.	Basis of Presentation and Principles of Consolidation

The condensed consolidated interim financial statements and the accompanying notes presented in this report include the accounts of Rockville Financial, Inc. and its wholly-owned subsidiary Rockville Bank, and the Bank’s wholly-owned subsidiaries, The SBR Mortgage Company, The SBR Investment Corp. and Rockville Financial Services, Inc.

The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the condensed financial statements. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the Company’s 2006 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, determination of pension assumptions, the valuation of deferred tax assets and the evaluation of available for sale securities for other than temporary impairment.

2.	Earnings Per Share

The following table set forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 (Dollars in thousands except share and per share information):

	For the Three Months
	Ended March 31,
	2007	2006
Net income	$1,912	$1,949

Weighted-average basic shares outstanding	18,912,841	18,824,042
Diluted potential restricted stock common shares	—	—

Weighted-average diluted shares	18,912,841	18,824,042

Earnings per share:
Basic	$0.10	$0.10

Diluted	$0.10	$0.10

Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Unvested restricted shares are not included in the weighted-average number of common shares outstanding for basic earnings per share calculations. The Company’s common stock equivalents relate solely to stock options issued and outstanding and unvested restricted stock awards. The Company had no dilutive options outstanding as of March 31, 2007. Options to purchase 179,200 shares of common stock were issued on December 13, 2006 and were not included in the computation of diluted earnings per share at March 31, 2007 because the options’ exercise price was greater than the average market price of the common shares during the period.

Rockville Financial, Inc.	7

3.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances and is effective for financial statements for the Company beginning on January 1, 2008. Early adoption is permitted. The Company does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). The Company adopted the provisions of SFAS 158 requiring the recognition of the funded status of defined benefit plans as of December 31, 2006. The statement requires the Company to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position is effective for the Company on January 1, 2008. The Company offers a defined benefit pension plan whose measurement date of the pension plan asset’s and benefit obligations is presently October 1 and will be changed in accordance with the provisions of SFAS 158 to the Company’s year-end of December 31, effective December 31, 2008. Refer to Note 4 Benefit Plans for additional disclosures.

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

4.	Benefit Plans

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

Rockville Financial, Inc.	8

The amounts related to the Pension Plan, Supplemental Plans and the SERPs are reflected in the tables that follow as “Pension Plans”:
Components of Net Periodic Benefit Cost

	Pension Plans		Postretirement Benefits
	Three Months Ended March 31,
	2007	2006	2007	2006
	(In thousands)
Service cost	$238	$199	$5	$3
Interest cost	248	222	30	24
Expected return on plan assets	(263)	(244)	—	—
Amortization of net actuarial losses	121	124	22	15
Amortization of prior service cost	78	155	5	5

Net periodic benefit cost	$422	$456	$62	$47

No contributions have been made to the pension plan for the three months ended March 31, 2007. During the three months ended March 31, 2007 the Company contributed $23,000 to the postretirement plan. The Company anticipates contributing an additional $94,000 during the year ended December 31, 2007 to fund the postretirement benefit plans. The Company plans to contribute $675,000 to the pension plan in 2007.

401(k) Plan: The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested instead of the matching contribution previously provided to participants of the 401(k) Plan. The 401(k) expense for the three months ended March 31, 2007 and 2006 was $49,000 and $128,000, respectively.

On December 31, 2006, the Corporation adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Corporation to recognize the underfunded status of its defined benefit post-retirement benefit plans as a liability in its December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). The amount recorded as accumulated other comprehensive income represents the net unrecognized actuarial loss and prior service cost remaining from the initial adoption of SFAS No. 87, Employers’ Accounting for Pensions. The net unrecognized actuarial loss and prior service cost is being amortized and recognized as net periodic pension cost and post-retirement benefits. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same period will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The measurement date of the pension plan assets and benefit obligations is presently October 1. The Company uses January 1 as the measurement date for its post-retirement benefit plan. The plans will be changed in accordance with the provisions of SFAS 158 to the Company’s year-end of December 31 effective December 31, 2008.

5.	Stock Based Compensation

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

Rockville Financial, Inc.	9

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

During the fourth quarter of 2006, the Human Resources Committee awarded 197,440 shares of restricted stock (net of 7,508 shares which were used by the executives for income tax withholding as described below) with a fair value of $3.5 million, as measured on the grant date and options to purchase 179,200 shares of the Company’s stock with cliff vesting on December 13, 2008 and an exercise price of $17.77 per share. The restricted stock and options were issued to directors and officers of the Company. The fair value of the options awarded on grant date, net of estimated forfeitures, was $739,000 using the Black-Scholes pricing model that uses assumptions noted in the following table. The right to exercise the stock options expires on December 13, 2016. Option and share awards provide for accelerated vesting if there is a change in control, as defined in the Plan. There was no restricted stock or options awarded in the first quarter of 2007. As of March 31, 2007, there were 144,882 restricted stock shares and 695,975 stock options available for future grants under the Plan.

Total employee and director share-based compensation expense recognized for stock options and restricted stock was $168,000 for the three months ended March 31, 2007 of which director share-based compensation expense recognized (in the consolidated statement of income as other noninterest expense) was $86,000 and officer share-based compensation expense recognized (in the consolidated statement of income as salaries and benefit noninterest expense) was $82,000.

In November of 2006, the Board of Directors approved a stock repurchase program to purchase up to 349,830 shares. During the year ended December 31, 2006, the Company purchased 57,800 shares on the open market at a cost of $962,000 and re-issued them along with 139,640 shares of previously un-issued shares to settle the restricted stock awards granted during 2006. During the first quarter of 2007 the Company purchased 93,156 shares on the open market at a cost of $1.4 million and holds these shares as treasury stock at March 31, 2007. As of March 31, 2007, the Company may repurchase up to 198,874 additional shares under the approved stock repurchase program. The Plan allows the Company to use either acquired or un-issued shares to award future grants or exercised options.

Stock Options:

For share-based compensation recognized for the three months ended March 31, 2007, the Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. No options were granted for the three months ended March 31, 2007. The weighted average estimated fair values of stock options granted in 2006 and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

Weighted average fair value of options granted	$4.34
Stock options granted	179,200
Assumptions:
Risk free interest rate	4.55%
Expected volatility	15.83%
Expected dividend yield	.90%
Expected life of options granted	6 years

Rockville Financial, Inc.	10

The expected volatility was determined using both the Company’s historical trading volatility as well as the historical volatility of an index published by SNL Financial for mutual holding company’s common stock over the expected average life of the options. The index was used as the Company’s stock has been publicly traded only since May 20, 2005.

The Company estimates option forfeitures using historical data on employee terminations.

The expected life of stock options granted is derived using the simplified method and represents the period of time that stock options granted are expected to be outstanding.

The risk-free interest rate for periods within the contractual life of the stock option is based on the average five and seven years U.S. Treasury Note yield curve in effect at the date of grant.

The expected dividend yield reflects an estimate of the dividends the Company expects to declare over the expected life of the options granted.

Stock options provide grantees the option to purchase shares of common stock at a specified exercise price and, expire ten years from the date of grant. The exercise price of $17.77 was equal to the fair value of the shares on the date the options were granted. The Company recognizes compensation expense, measured as the fair value of the stock option on the date of grant, on a straight-line basis over the vesting period with accelerated recognition of compensation costs for stock options granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for vesting at the time an employee retires. Stock options granted to non-retirement-eligible individuals are expensed over the normal vesting period.

The following table presents the activity related to stock options under the Plan for the three months ended March 31, 2007:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)

Stock options outstanding at January 1, 2007	179,200	$17.77	10.0	778
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(600)	17.77	—	—

Stock options outstanding at March 31, 2007	178,600	17.77	9.7	$775

As of March 31, 2007, the unrecognized cost related to the stock options awarded of $388,000 will be recognized over a weighted-average period of 1.7 years.

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

As of March 31, 2007, the unrecognized cost relating to non-vested restricted stock awards to non-retirement age executives and directors granted under the Plan was $1.4 million which will be recognized over a weighted average period of 3.5 years.

Rockville Financial, Inc.	11

The following table presents the activity for Restricted Stock for the three months ended March 31, 2007:

		Weighted Average
		Grant-
	Number of Shares	Date Fair Value

Unvested as of January 1, 2007	163,960	$17.51
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested as of March 31, 2007	163,960	$17.51

Seventeen percent, or 33,480 shares of the restricted stock issued in 2006 vested during the year ended December 31, 2006 with a grant date fair value of $588,000. During the year ended December 31, 2006, compensation expense on 54,520 additional shares or $939,000 was recorded as the executives were retirement eligible and the shares vest upon retirement. Twenty-five percent, or 40,988, of the remaining unvested restricted stock shares will vest annually in 2007, 2008 2009 and 40,996 shares will vest in 2010. No changes were made to the vesting in the first quarter of 2007 and as of March 31, 2007, all unvested restricted stock shares are expected to vest.

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

The interest rate for the ESOP loan is the prime rate plus one percent, or 9.25% as of March 31, 2007. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of March 31, 2007, the outstanding principal and interest due was $6.6 million, and principal payments of $1.4 million have been made on the loan since inception.

ESOP expense for the three months ended March 31, 2007 and 2006 was $271,000 and $249,000, respectively. At March 31, 2007, there were 157,422 allocated, no unallocated and 542,237 unreleased ESOP shares; and the unreleased shares had an aggregate fair value of $8.2 million.

6.	Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation of FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 includes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the consolidated condensed financial statements. As a result, there was no cumulative effect related to adopting FIN 48. As of January 1, 2007 and March 31, 2007, there were no unrecognized tax benefits related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2003 through 2006.

As of January 1, 2007 and March 31, 2007, the Company has not accrued any interest related to uncertain tax positions.

Rockville Financial, Inc.	12

7.	Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

		Unrealized
		Income
		(Loss) on	Accumulated
	Minimum	Available-	Other
	Pension	For-Sale	Comprehensive
	Liability	Securities	(Loss) Income
	(In Thousands)
January 1, 2007	$(4,406)	$2,738	$(1,668)
Change	149	285	434

March 31, 2007	$(4,257)	$3,023	$(1,234)

The following table summarizes other comprehensive income and the related tax effects for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net income as reported	$1,912	$1,949

Unrealized gain (loss) on securities available for sale	432	(114)

Tax provision (benefit)	(147)	39

Net unrealized gain (loss) on securities available for sale	285	(75)

Amortization of unamortized benefit plans	226	—
Tax benefit	(77)	—

Net amortization of unamortized benefit plans	149	—

Other comprehensive income (expense), net of tax	434	(75)

Total comprehensive income	$2,346	$1,874

Rockville Financial, Inc.	13

8.	Commitments and Contingencies

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
	(In thousands)
Commitments to extend credit:
Future loan commitments	$29,881	$23,740
Undisbursed construction loans	95,952	93,563
Undisbursed home equity lines of credit	104,518	101,675
Undisbursed commercial lines of credit	57,361	57,368
Standby letters of credit	17,524	17,614
Unused checking overdraft lines of credit	100	98

	$305,336	$294,058

9.	Legal Matters

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

10.	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Bank was classified at its most recent notification as “well capitalized”. At March 31, 2007, the Company and the Bank exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

Rockville Financial, Inc.	14

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of March 31, 2007 and December 31, 2006 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Rockville Bank:
March 31, 2007
Total capital to risk weighted assets	$130,200	14.0%	$74,400	8.0%	$93,000	10.0%
Tier I capital to risk weighted assets	119,560	12.8	37,363	4.0	56,044	6.0
Tier I capital to total average assets	119,560	9.7	49,303	4.0	61,629	5.0

Rockville Bank:
December 31, 2006
Total capital to risk weighted assets	$127,949	13.9%	$73,640	8.0%	$92,050	10.0%
Tier I capital to risk weighted assets	117,606	12.8	36,752	4.0	55,128	6.0
Tier I capital to total average assets	117,606	9.6	49,003	4.0	61,253	5.0

Rockville Financial, Inc.:
March 31, 2007
Total capital to risk weighted assets	$166,479	17.8%	$74,822	8.0%	$93,528	10.0%
Tier I capital to risk weighted assets	155,839	16.7	37,327	4.0	55,990	6.0
Tier I capital to total average assets	155,839	12.7	49,083	4.0	61,354	5.0

Rockville Financial, Inc.:
December 31, 2006
Total capital to risk weighted assets	$165,992	18.0%	$73,774	8.0%	$92,218	10.0%
Tier I capital to risk weighted assets	155,649	16.9	36,840	4.0	55,260	6.0
Tier I capital to total average assets	155,649	12.8	48,640	4.0	60,800	5.0
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
Any forward-looking statements made by or on behalf of us in this Form 10-Q speak only as of the date of this Form 10-Q. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature we may make in future filings.

Rockville Financial, Inc.	16

Overview

Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed on December 17, 2004. The Reorganization and Minority Stock Issuance Plan (the “Plan”) adopted by the Company’s and Rockville Bank’s Boards of Directors was completed on May 20, 2005. Pursuant to the Plan, the Company became a mid-tier holding company. Rockville Financial MHC, Inc. holds fifty-five percent of the Company’s common stock, and the Company holds all the common stock of Rockville Bank (the “Bank”). The Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and eighteen branches located in Hartford and Tolland counties in Connecticut. The Bank’s deposits are insured under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

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

Other than Temporary Impairment of Securities: Debt and equity securities are classified as “available for sale” and recorded at fair value, with unrealized gains or losses excluded from earnings and recorded as other comprehensive income. On a quarterly basis, securities with unrealized depreciation for twelve or more consecutive months and other securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other than temporary. It is assessed whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings and unrealized gains and losses are recorded as a component of accumulated other comprehensive income, net of tax in the Condensed Consolidated Statements of Condition. Management can designate securities as “held to maturity”. “Held to maturity” securities are debt securities that management has the positive intent and ability to hold to maturity. Currently, management has no securities classified as “held to maturity” on the balance sheet.

Management believes the policy for evaluating securities for other than temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income. As of March 31, 2007, there was an aggregate $829,000 of unrealized losses related to $65.3 million of securities in an unrealized loss position for 12 or more consecutive months which management determined, based on current market trends, the nature of the investments, industry analysis, and other evaluations, were not other than temporarily impaired. The aggregate unrealized losses as of March 31, 2007 for securities in an unrealized loss position for 12 or more consecutive months consisted of $739,000 and $90,000 in unrealized losses for debt securities and equity securities, related to $63.0 million and $2.3 million of debt and equity securities, respectively. The $739,000 of aggregate unrealized loss for debt securities in an unrealized loss position for 12 or more consecutive months as of March 31, 2007 consisted primarily of U.S. Government agency and mortgage-backed securities. The unrealized losses on debt securities primarily resulted from rising market rates which have since declined during the past quarter and reduced the aggregate unrealized loss for debt securities in an unrealized loss position for 12 or more consecutive months from $732,000 as of December 31, 2006 to $739,000 as of March 31, 2007. If management’s judgment regarding impairment of these securities changes in the future, it will reduce our net income accordingly.

Income Taxes: We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a loan loss allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1999 through March 31, 2007; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of March 31, 2007, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of March 31, 2007, our net deferred tax asset was $5.1 million and there was no valuation allowance.

On January 1, 2007, the Corporation changed its accounting policy related to accounting for tax contingencies in connection with the adoption of FIN 48, an interpretation of FASB Statement 109.” See Note 6 — Income Taxes for additional information.

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

Rockville Financial, Inc.	18

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

While management believes the assumptions used to estimate expenses related to pension and other post-retirement benefits are reasonable and appropriate, actual experience may significantly differ. The pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our Pension Plan assets. In developing our expected long-term rate of return assumption, we evaluated input from our actuary and investment consultant, including their review of asset class return expectations as well as long-term inflation assumptions, and their review of historical returns based on target asset allocations. The Company adopted the provisions of SFAS 158 requiring the recognition of the funded status of defined benefit plans as of December 31, 2006. The statement requires the Company to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position is effective for the Company on January 1, 2008. The Company offers a defined benefit pension plan whose measurement date of the pension plan asset’s and benefit obligations is presently October 1 and will be changed in accordance with the provisions of SFAS 158 to the Company’s year-end of December 31, effective December 31, 2008.

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

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage servicing income, bank owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy and equipment, service bureau fees, and other operating expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the three months ended March 31, 2007 and 2006.

Rockville Financial, Inc.	19

Income Statement Summary

	For the Three Months Ended
	March 31,
	2007	2006	Change	% Change
	(In thousands)
Net interest income	$9,050	$8,897	$153	1.7%
Provision for loan losses	226	450	(224)	(49.8)
Noninterest income	1,302	1,001	301	30.1
Operating expenses	7,265	6,530	735	11.3

Income before income taxes	2,861	2,918	(57)	(2.0)
Provision for income taxes	(949)	(969)	(20)	(2.1)

Net income	$1,912	$1,949	$(37)	(1.9)%

Net income decreased by $37,000, or 1.9%, to $1.9 million for the quarter ended March 31, 2007 from $1.9 million for the same period in the prior year. The decrease in net income primarily resulted from a $735,000, or 11.3%, increase in our operating expenses offset by an increase in net interest income of $153,000, or 1.7%, an increase in noninterest income of $301,000, or 30.1%, a decline in the provision for loan losses of $224,000, or 49.8%, and a decrease in the provision for income taxes of $20,000, or 2.1%. The $153,000 increase in our net interest income is attributable to a $10.3 million, or 5.4%, increase in average net interest-earning assets, partially offset by a 42 basis point decline in our net interest margin due to the cost of interest-bearing liabilities rising faster than our yield on interest-earning assets because of the competitive deposit gathering environment present in our marketplace during this time period. Our net interest margin was 3.06% for the three months ended March 31, 2007 compared to 3.48% for the same period in the prior year. The increase in the average net interest-earning assets is the result of a $159.2 million, or 15.6%, increase in earning assets and partially offset by a $148.9 million, or 18.0%, increase in interest-bearing liabilities.

The $224,000 decline in the provision for loan losses for the three months ended March 31, 2007 compared to the same period in the prior year is the result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio.

The $301,000 increase in noninterest income recorded for the three months ended March 31, 2007 when compared to the same period in the prior year is principally due to a $250,000 increase in service charges, resulting primarily from a $131,000 increase in overdraft fees from the implementation of an overdraft protection program in June of 2006 that provides short-term funding of overdrafts to approved deposit customers, a $40,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network, and an increase in Infinex brokerage fees of $34,000, in addition to an increase in the net gains on sales of securities of $51,000.

The $735,000 increase in noninterest expense for the three months ended March 31, 2007 when compared to the same period in the prior year was primarily attributable to an increase of $518,000 in salary and employee benefits, an $84,000 increase in service bureau fees, a $199,000 increase in professional fees, offset by a $59,000 decrease in occupancy and equipment costs. The $518,000 increase in salary and employee benefits reflects an increase of $268,000 in salary costs principally incurred in connection with annual salary increases, the expansion of branch facilities and the commercial banking division in addition to $82,000 in stock incentive award expenses in the first quarter of 2007 compared to no awards in the first quarter of 2006. The $84,000 increase in service bureau fees is mainly due to a $46,000 increase in core processing services and a $30,000 increase in wide area network telecommunications servicing costs. The higher service costs are primarily attributable to the costs associated with increased processing services due to the overall growth experienced in loans, deposits and debit card processing. The $59,000 decrease in occupancy expense is largely due in rental income of our Tolland branch facility offset by increased costs of expanding our branch and ATM network. The $199,000 increase in professional fees was primarily due to an increase of $16,000 paid for additional legal services associated with operating a public company, a $66,000 increase in audit fees largely due to the increased costs of complying with Section 404 of the Sarbanes Oxley Act and an increase of $117,000 in various consulting services. The $15,000 decrease in other non-interest expenses primarily reflects a $92,000 increase directors fees and expenses including

Rockville Financial, Inc.	20

$86,000 in stock incentive plan expenses for the directors compared to none in the first quarter of 2006 offset by a decrease in appraisals and credit reports of $79,000.

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

	Three Months Ended March 31,
	2007			2006
					Interest
	Average	Interest and	Yield/	Average	and
	Balance	Dividends	Cost	Balance	Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$1,037,795	$15,877	6.12%	$881,150	$12,857	5.84%
Available for sale securities	131,704	1,457	4.43	128,806	1,336	4.14
Federal Home Loan Bank stock	9,836	167	6.79	8,568	111	5.18
Other earning assets	2,138	25	4.68	3,748	23	2.46

Total interest-earning assets	1,181,473	17,526	5.93	1,022,272	14,327	5.61

Noninterest-earning assets	50,952			50,754

Total assets	$1,232,425			$1,073,026

Interest-bearing liabilities:
NOW and money market accounts	$178,128	699	1.57	$189,087	703	1.49
Savings accounts	128,402	194	0.60	148,543	223	0.60
Time deposits	490,841	5,488	4.47	337,923	2,864	3.39

Total interest-bearing deposits	797,371	6,381	3.20	675,553	3,790	2.24

Mortgagor’s and investor’s escrow accounts
	2,187	9	1.65	2,032	9	1.77

Advances from the Federal Home Loan Bank
	178,213	2,086	4.68	151,332	1,631	4.31

Total interest-bearing liabilities	977,771	8,476	3.47%	828,917	5,430	2.62%

Noninterest-bearing liabilities	98,515			92,158

Total liabilities	1,076,286			921,075
Capital	156,139			151,951

Total liabilities and capital	$1,232,425			$1,073,026

Net interest income		$9,050			$8,897

Net interest rate spread (1)			2.46%			2.99%

Net interest-earning assets (2)	$203,702			$193,355

Net interest margin (3)			3.06%			3.48%

Average interest-earning assets to average interest-bearing liabilities			120.83%			123.33%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rockville Financial, Inc.	21

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

	Three Months Ended
	March 31, 2007
	Compared to
	March 31, 2006
	Increase (Decrease)
	Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,379	$641	$3,020
Securities interest, dividends & income from other assets	27	152	179

Total earning assets	2,406	793	3,199

Interest expense:
NOW and money market accounts	(54)	50	(4)
Savings accounts	(29)	—	(29)
Time deposits	1,540	1,084	2,624

Total interest-bearing deposits	1,457	1,134	2,591
FHLB Advances	307	148	455

Total interest bearing liabilities	1,764	1,282	3,046

Change in net interest income	$642	$(489)	$153

Net Interest Income: Net interest income before the provision for loan loss was $9.1 million for the three months ended March 31, 2007, compared to $8.9 million for the same period in the prior year. The $153,000, or 1.7%, increase in our net interest income is primarily due to a $10.3 million, or 5.4%, increase in average net interest-earning assets, partially offset by a 42 basis point decline in our net interest margin. Average earning assets increased by $159.2 million, or 15.6%, to $1.2 billion for the three months ended March 31, 2007 when compared to the same period in the prior year. The increase in the average net interest-earning assets and average earning assets reflects the net impact of continued strong loan growth funded by time deposits and FHLB advances. Our net interest margin declined 42 basis points to 3.06% for the three months ended March 31, 2007 from 3.48% for the same period in the prior year. Our net interest rate spread declined 53 basis points due to an increase in our cost of funds resulting from the rising rate environment in which we were operating and the continued strong competition for deposits in our marketplace during this time period, which was partially offset by the increase in our earning asset yield.

Interest and Dividend Income: Interest and dividend income increased by $3.2 million, or 22.3%, to $17.5 million for the three months ended March 31, 2007 from $14.3 million for the same period in the prior year. Our yield on earning assets for the three months ended March 31, 2007 increased 32 basis points to 5.93% when compared to 5.61% for the three months ended March 31, 2006. Interest income on loans receivable increased by $3.0 million, or 23.5%, to $15.9 million from $12.9 million. The increase in interest and dividend income was primarily due to a $156.6 million, or a 17.8%, increase in average loans receivable and a 28 basis point increase in the average yield on the loan portfolio. The increase in the average yield was attributable to rising interest rates partially offset by a competitive loan environment. The effect of the rising rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period. The prime rate used as an index to re-price various commercial and home equity adjustable loans increased 50 basis points during the past year to 8.25% at March 31, 2007 from 7.75% at March 31, 2006. The one-year Constant Maturity Treasury Bill Index used to

Rockville Financial, Inc.	22

re-price adjustable rate residential mortgages increased 16 basis points during the past year to 4.93% at March 31, 2007 from 4.77% at March 31, 2006.

Interest Expense: Interest expense for the three months ended March 31, 2007 increased $3.1 million, or 56.1%, to $8.5 million from $5.4 million from the same period in the prior year. The increase resulted from a $148.9 million, or a 18.0%, increase in average interest-bearing liabilities and an increase of 85 basis points paid on average interest-bearing liabilities for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase in the cost of funds was due to a competitive deposit gathering environment relating to time deposits present in our marketplace during this time period and was partially mitigated by the use of short-term wholesale funding and deposit account promotions used to attract lower cost core deposits. Generally speaking, management would prefer to fund growth with deposits instead of wholesale borrowings. There are periods when market conditions are such that wholesale borrowings are more financially advantageous, in which case management will temporarily increase its use of wholesale borrowings. Average balances on interest-bearing deposits rose to $797.4 million, an increase of $121.8 million, or 18.0%, for the three months ended March 31, 2007 compared to $675.6 million for the same period in the prior year. Average balances on advances from the Federal Home Loan Bank increased $26.9 million, or 17.8%, to $178.2 million for the three months ended March 31, 2007 from $151.3 million for the same period in the prior year.

Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $226,000 for the three months ended March 31, 2007, which reflects a decrease of $224,000, when compared to the same period in the prior year. At March 31, 2007, the allowance for loan losses totaled $10.1 million, which represented 0.96% of total loans and 512.7% of non-performing loans when excluding a fully guaranteed non-performing USDA loan that became non-performing in the first quarter of 2007 and 357.0% of non-performing loans when including the fully guaranteed non-performing USDA loan, compared to an allowance for loan losses of $9.8 million, which represented 0.94% of total loans and 658.2% of non-performing loans as of December 31, 2006.

Noninterest Income: We have the following sources of noninterest income: banking service charges on deposit accounts, bank owned life insurance, mortgage servicing income and brokerage and insurance fees from Infinex, Inc., the Bank’s on-premise provider of non-deposit investment services.

Noninterest income increased by $301,000, or 30.1%, to $1.3 million for the quarter ended March 31, 2007 from $1.0 million earned during the same period in the prior year. The $301,000 increase is principally due to a $250,000 increase in service charges, resulting primarily from a $131,000 increase in overdraft fees from the implementation of an overdraft protection program in mid- June 2006 that provides short-term funding of overdrafts to approved deposit customers, a $40,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network and an increase in brokerage fees of $34,000 from Infinex, Inc. In addition, net gains on sales of securities increased $51,000 for the quarter ended March 31, 2007 when compared to the same period in the prior year.

Rockville Financial, Inc.	23

Noninterest Expense: Noninterest expense increased by $735,000, or 11.3%, to $7.3 million for the three months ended March 31, 2007 from $6.5 million for the same period in the prior year. The following table summarizes noninterest expense for the three and nine months ended March 31, 2007 and 2006:

	Three Months
	Ended March 31,
	2007	2006	Change
	(In thousands)
Salaries and employee benefits	$3,944	$3,426	$518
Service bureau fees	789	705	84
Occupancy and equipment	847	906	(59)
Professional fees	449	250	199
Marketing and promotions	232	218	14
Insurance and FDIC Assessments	48	54	(6)
Other	956	971	(15)

Total noninterest expense	$7,265	$6,530	$735

The $518,000 increase in salary and employee benefits reflects an increase of $267,000 in salary costs principally incurred in connection with annual salary increases, the expansion of branch facilities and the commercial banking division in addition to $82,000 in stock incentive award expenses in the first quarter of 2007 compared to no awards in the first quarter of 2006. The number of full-time equivalent employees increased to 186 as of March 31, 2007 from 180 as of March 31, 2006. The $84,000 increase in service bureau fees is mainly due to a $46,000 increase in core processing services and $30,000 increase in wide area network telecommunications servicing costs. The higher service costs are primarily attributable to the costs associated with increased processing costs due to the overall growth experienced in loans, deposits and debit card processing. The $59,000 decrease in occupancy expense is largely due in rental income of our Tolland branch facility offset by increased costs of expanding our branch and ATM network. The $199,000 increase in professional fees was primarily due to an increase of $16,000 paid for additional legal services associated with operating a public company, a $66,000 increase in audit fees largely due to the increased costs of complying with Section 404 of the Sarbanes Oxley Act and a increase of $117,000 in various consulting services.
The following table summarizes significant components of other noninterest expense for the three months ending March 31, 2007 and 2006:

	Three Months
	Ended March 31,
	2007	2006	Change
	(In thousands)
Directors fees	$176	$84	$92
Telephone	71	31	40
Postage	106	86	20
Courier	71	83	(12)
Dues and subscriptions	54	51	3
Service charges	31	31	—
Printing and forms	44	87	(43)
Other	403	518	(115)

Total other noninterest expense	$956	$971	$(15)

Rockville Financial, Inc.	24

Other noninterest expense decreased by $15,000, or 1.5%, to $956,000 for the three months ended March 31, 2007 compared to $971,000 for the same period in the prior year. The $15,000 decrease in other non-interest expenses primarily reflects a $115,000 decrease in “Other” expenses, (comprised of supplies, training, loan servicing, human resource expenses and other miscellaneous expenses) including a decrease of $79,000 for appraisals and credit reports, a decrease of $43,000 for printing and forms offset by a $92,000 increase directors fees and expenses including $86,000 in stock incentive plan expenses for the directors compared to none in the first quarter of 2006 offset by a decrease in appraisals and credit reports of $79,000.

Income Tax Expense: Income tax expense decreased $20,000, or 2.1%, to $949,000 for the three months ended March 31, 2007 as compared to $969,000 tax expense for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The provision for income taxes is 33.2% of pretax income for the three months ended March 31, 2007 and March 31, 2006. Our effective tax rate differs from the statutory rate of 35% for the three months ended March 31, 2007 primarily due to the dividend received deduction, non-taxable earnings on bank owned life insurance and the add-back of the excess of fair value over the cost basis of ESOP expense to taxable income.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Summary: The Company’s total assets increased $7.1 million, or 0.6%, to $1.2 billion at March 31, 2007, from $1.2 billion at December 31, 2006, primarily due to a $12.6 million, or 1.2%, increase in loans receivable partially offset by an $5.4 million, or 4.1%, reduction in available for sale investments. Net loans receivable increased by $12.6 million to $1.0 billion at March 31, 2007 as compared to $1.0 billion at December 31, 2006 principally due to increases in commercial real estate, one-to-four family residential and construction mortgages. Available for sale investment securities declined to $127.1 million as of March 31, 2007 compared to $132.5 million at December 31, 2006. The Company purchased $6.8 million in available for sale investment securities during the three months ended March 31, 2007 to replace maturities, calls and investment sales and maintain the investment portfolio to assist in providing liquidity when needed.

Deposits increased $33.1 million, or 3.7%, from December 31, 2006, to $917.6 million at March 31, 2007. The growth was principally attributable to a $30.3 million increase in interest-bearing deposits and a $2.8 million increase in non-interest bearing deposits due to several deposit account promotions. Federal Home Loan Bank advances decreased $24.2 million, or 13.6%, to $153.9 million at March 31, 2006 from $178.1 at December 31, 2006. The added liquidity from deposit growth was primarily used to pay down the Federal Home Loan Bank advances and to fund loan growth.

Total capital increased $622,000, or 0.4%, to $155.7 million at March 31, 2007 compared to $155.1 million at December 31, 2006 primarily due to earnings, ESOP compensation expense offset by the purchase of treasury stock, ESOP purchases and cash dividends paid.

Investment Securities: At March 31, 2007, the Company’s investment portfolio, consisting solely of available for sale securities, was $127.1 million, or 10.2% of total assets. The portfolio was comprised of $2.0 million in U.S. Government and Agency securities, $53.7 million in U.S. government sponsored enterprises, $4.8 million in corporate bonds, $1.0 million in municipal bonds, $47.9 million in mortgage-backed securities, $17.4 million in marketable equity securities and $241,000 in non-marketable equity securities. The net unrealized loss on available for sale debt securities, net of taxes has increased $286,000 to $3.0 million, net of taxes, at March 31, 2007 from $2.7 million at December 31, 2006. The increase in the net unrealized gains on investment securities available for sale reflects the appreciation in the marketable equity security portfolio during the period and the positive impact that declining long-term investment market rates had on the debt securities portfolio during the most recent quarter.

Lending Activities: Net loans receivable increased $12.6 million, or 1.2%, to $1,045.9 million at March 31, 2007 compared to $1,033.3 million at December 31, 2006 primarily due to increases in commercial real estate, one-to-four family residential and construction mortgages. Residential real estate loans increased $203,000, or 0.03%, to $640.3 million. Commercial real estate loans increased $2.7 million, or 1.2%, to $235.2 million. Construction loans increased $5.6 million, or 8.7%, to $69.5 million. The increase in loans reflects continued demand for loans, increased branch capacity and additions made to our commercial lending staff. Commercial business loans increased $3.0 million, or 3.1%, to $100.3 million. As of March 31, 2007 and December 31, 2006, commercial business loans consisted of $33.8 million and $34.1 million of loans fully guaranteed by the United States Department of Agriculture and $66.5 million and $63.1 million in loans partially guaranteed by the Small Business Administration, revolving business lines of credit and term loans, respectively.

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

	March 31,		December 31,,
	2007		2006
	(Dollars in thousands)
Nonaccrual loans:
Residential(1)	$486		$422
Commercial	806		311
Commercial business loans	114		114
Installment, collateral and other loans	24		8

Total nonaccrual loans(2)	1,430		855
Accruing loan past due 90 days or more	861	(3)	—
Other accruing loans	—		78
Troubled debt restructurings	544		560

Total non-performing loans	2,835		1,493
Real estate owned	—		—

Total non-performing assets	$2,835		$1,493

Total non-performing loans to total loans	0.27	% (4)	0.14%
Total non-performing loans to total assets	0.23	% (5)	0.12%
Allowance for loan losses as a percent of total loans	0.96%		0.94%
Allowance for loan losses as a percent of non-performing loans	356.97	% (6)	658.20%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on nonaccrual loans totaled $77,000 and $52,000 at March 31, 2007 and December 31, 2006, respectively.

(3)	Balance represents a loan that is fully guaranteed by the United States Agriculture Department that became non-performing in the first quarter of 2007.

(4)	The ratio is 0.19% when excluding the $861,000 fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of March 31, 2007.

(5)	The ratio is 0.16% when excluding the $861,000 fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of March 31, 2007.

(6)	The ratio is 512.66% when excluding the $861,000 fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of March 31, 2007.
Allowance for Loan Losses: The Company utilizes several methodologies in determining an appropriate level of allowance for loan losses. At the time of loan origination, a risk rating based on a nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. More complex loans, such as commercial business loans and commercial real estate, require that our internal independent credit area further evaluate the risk rating of the individual loan, with the credit area having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. Criticized assets are further evaluated to determine if risk and possible loss exposure require special allocations to the allowance for loan losses.

The methodology for determining the adequacy of the allowance for loan losses contains two key components: 1) a specific allowance for loans that have been identified as problem loans or for loans that have an elevated risk profile, including certain impaired or non-performing assets; and 2) a general loan loss allowance for each loan type within the portfolio determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.

Specific Allowance. Adversely graded loans are reviewed individually in order to ensure that the percentage allocation adequately reflects the identified risk level. If the risk level exceeds the standard percentage allocation, then a specific allowance is established for that loan. A loan is considered adversely graded when

Rockville Financial, Inc.	26

it has a higher than normal risk profile with the possibility of not receiving timely loan payments and is graded by the degree of risk. Depending on the loan grade, the type of loan and the degree of collateral protection, a percentage allocation is made in determining the adequacy of the allowance for loan losses.

General Allowance. The Company establishes a general loan loss allowance for loans that reflects management’s best estimate of probable incurred loan losses as of the balance sheet dates. The allowance amount is determined by loan type, historical loss experience for that particular loan type, credit quality trends, delinquency levels, quality of collateral and changes in general economic and business conditions. The Company’s methodology for assessing the adequacy of the allowance for loan losses utilized both objective and subjective factors. In recognition of the subjectivity and the inherent lending risks that are difficult to objectively define in a timely manner, the Company makes a further supplemental provision to the allowance representing the general allowance. The unallocated portion of the general allowance is $1.6 million as of both March 31, 2007 and December 31, 2006.

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

Any loan that is 90 or more days delinquent is placed on nonaccrual and classified as a non-performing asset. Any unpaid interest is reversed when a loan is placed in nonaccrual. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due in accordance with the terms of the loan agreement. In accordance with SFAS No. 114 (“SFAS 114”), Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118 (“SFAS 118”), Accounting by Creditors for Impairment for Loan-Income Recognition and Disclosures, an allowance is maintained for impaired loans to reflect the difference, if any, between the principal balance of the loan and the present value of projected cash flows, observable fair value or collateral value. SFAS 114 defines an impaired loan as a loan for which it is probable that the lender will not collect all amounts due under the contractual terms of the loan.

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

The allowance for loan losses was $10.1 million and $9.8 million at March 31, 2007 and December 31, 2006, respectively. The increase in the allowance resulted from a $226,000 provision for loan losses for the three months ended March 31, 2007 increased by $67,000 in net recoveries. The allowance was deemed adequate based upon management’s analysis and includes an increase of $293,000 in the provision recorded

Rockville Financial, Inc.	27

during the three months ended March 31, 2007 when compared to the same period in the prior year as a result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio. At March 31, 2007, the allowance for loan losses represented 0.96% of total loans and 512.7% of non-performing loans when excluding a fully guaranteed non-performing USDA loan and 357.0% of non-performing loans when including the fully guaranteed non-performing USDA loan, compared to 0.94% of total loans and 658.2% of non-performing loans as of December 31, 2006.

Deposits: Deposits increased $33.1 million, or 3.7%, to $917.6 million at March 31, 2007 from $884.5 million at December 31, 2006. The growth was principally attributable to a $23.9 million increase in time deposits due to the success of several time deposit promotions in addition to a $9.2 million increase in core deposits despite a relatively competitive deposit gathering environment present in our marketplace during this time period. Regular savings increased by $1.8 million, or 1.4%, to $130.4 million at March 31, 2007 from $128.6 million at December 31, 2006. The Company has been promoting competitive rate shorter-term time deposits linked to direct deposit in response to the competition within our marketplace to maintain existing market share and fund the loan growth experienced. At March 31, 2006, deposits consisted of $95.9 million in non-interest bearing demand deposits, $86.4 million in NOW accounts, $130.4 million in savings accounts, $101.0 million in money market accounts, $489,000 in club accounts and $503.4 million in time deposits.

Liquidity and Capital Resources: We maintain liquid assets at levels we consider adequate to meet our liquidity needs. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows, pay escrow obligations on all items in the loan portfolio and to fund operations. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans, maturities and sales of investment securities and other short-term investments, periodic pay downs of mortgage-backed securities, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2007 and December 31, 2006, respectively, $22.2 million and $22.4 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.

For the three months ended March 31, 2007, our loan originations and purchases, net of collected principal and loan sales, totaled $12.4 million, reflecting net growth in our portfolio. Cash received from the calls and maturities of investment securities totaled $8.1 million for the three months ended March 31, 2007. We purchased $6.8 million and received proceeds from the sale of $2.1 million in available for sale investment securities during the three months ended March 31, 2007. The Company received $2.6 million in principal payments on available for sale mortgage-backed securities during the three months ended March 31, 2007.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $33.1 million for the three months ended March 31, 2007.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At March 31, 2007, we had $153.9 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $189.4 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 20% of total assets, or $248.0 million at March 31, 2007.

At March 31, 2007, we had outstanding commitments to originate loans of $29.9 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $275.4 million. At March 31, 2007, time deposits scheduled to mature in less than one year totaled $410.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of

Rockville Financial, Inc.	28

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

Quantitative Analysis

Income Simulation: Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage
Increase (Decrease) in
Estimated Net
Interest Income
Over 12 Months
200 basis point increase in rates	(1.5)
200 basis point decrease in rates	(3.0)

Rockville Financial, Inc.	29

Rockville Bank’s Asset/Liability policy limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, our return on assets (“ROA”) may change by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA ( for every 100 basis point interest rate change), whichever is less. These limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to decrease by a greater amount if interest rates fall. At March 31, 2007, income at risk (i.e., the change in net interest income) decreased 1.5% and 3.0% based on a 200 basis point increase or decrease, respectively. At March 31, 2007, return on assets is modeled to increase by 1 and decrease by 10 basis points based on a 200 basis point increase and a 200 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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

Rockville Financial, Inc.	30

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
Item 1A. Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2007:

	Issuer Purchases of Equity Securities
				Maximum
				Number of
			Total Number of	Shares that
			Shares	May Yet Be
	Total		Purchased as	Purchased
	Number of	Average	Part of Publicly	Under the
	Shares	Price Paid	Announced Plans	Plans or
Period	Purchased	per Share	or Programs	Programs
1/1/07 – 1/31/07	—	$—	—	292,030
2/1/07 – 2/28/07	7,992	15.10	7,992	284,038
3/1/07 – 3/31/07	85,164	14.79	85,164	198,874

Total	93,156	$14.82	93,156

(1) Effective November 13, 2006, the Company adopted a plan to repurchase of up to 349,830 of our outstanding shares of common stock on the open market. At December 31, 2006 292,030 shares were available to be purchased under this program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Rockville Financial, Inc.	31

Item 6. Exhibits
3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed for Rockville Financial, Inc. on May 13, 2005)

3.3	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 of Rockville Financial, Inc. filed on April 22, 2005)

10.1.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and William J. McGurk (incorporated herein by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.2	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.1 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.2.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.3	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Gregory A. White effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.3.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Gregory A. White (incorporated herein by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.4	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.4.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr. (incorporated herein by reference to Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.5	Supplemental Savings and Retirement Plan of Rockville Bank (incorporated herein by reference to Exhibit 10.13 to the Pre-Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on March 29, 2005)

10.5.1	First amendment to Exhibit 10.5, the Supplemental Savings and Retirement Plan of Rockville Bank (incorporated herein by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

10.6	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

Rockville Financial, Inc.	32

10.7	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.8	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.9	Rockville Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.12 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.10	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto.

Rockville Financial, Inc.	33

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.

By:	/s/ Mr. Gregory A. White

Mr. Gregory A. White
SVP, Chief Financial Officer and Treasurer

Date:	May 10, 2007

Rockville Financial, Inc.	34