Form 10-Q
period 2007-06-30
Rockville Financial Inc.
filed 2007-08-09
CIK 1311131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.
Commission File Number: 000-51239
ROCKVILLE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Connecticut	30-0288470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut	06066
(Address of principal executive officers)	(Zip Code)
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
As of July 31, 2007, there were 19,569,840 shares of Registrant’s no par value common stock outstanding.

Rockville Financial, Inc.	2

Part I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements:
Rockville Financial, Inc.
Condensed Consolidated Statements of Condition
(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$17,119	$21,000
Short-term investments	6,537	1,381

Total cash and cash equivalents	23,656	22,381
AVAILABLE FOR SALE SECURITIES-At fair value	135,280	132,467
LOANS RECEIVABLE (Net of allowance for loan losses of $10,367 in 2007 and $9,827 in 2006)	1,067,372	1,033,355
FEDERAL HOME LOAN BANK STOCK	9,836	9,836
ACCRUED INTEREST RECEIVABLE	4,300	4,473
DEFERRED TAX ASSET-Net	5,469	5,238
BANK PREMISES AND EQUIPMENT-Net	13,524	12,624
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	9,133	8,954
OTHER ASSETS	1,637	2,438

TOTAL	$1,271,277	$1,232,836

LIABILITIES AND CAPITAL
LIABILITIES
DEPOSITS
Noninterest bearing	$100,320	$93,068
Interest bearing	844,988	791,443

Total deposits	945,308	884,511
MORTGAGORS AND INVESTORS ESCROW ACCOUNTS	5,690	5,320
ADVANCES FROM THE FEDERAL HOME LOAN BANK	149,827	178,110
PAYABLE FOR SECURITIES PURCHASED	4,961	—
ACCRUED EXPENSES AND OTHER LIABILITIES	10,005	9,831

Total liabilities	1,115,791	1,077,772

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,569,840 shares and 19,574,640 shares issued and outstanding (includes 147,960 shares and 163,960 shares of unvested restricted stock) at June 30, 2007 and December 31, 2006, respectively	85,249	85,249
Additional paid-in capital	2,337	1,854
Unallocated stock held by ESOP	(6,084)	(6,434)
Treasury stock, at cost (215,456 shares at June 30, 2007)	(3,247)	—
Retained earnings	78,667	76,063
Accumulated other comprehensive income, net of tax	(1,436)	(1,668)

Total stockholders’ equity	155,486	155,064

TOTAL	$1,271,277	$1,232,836

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	3

Rockville Financial, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME:
Loans	$16,541	$13,991	$32,418	$26,848
Securities-interest	1,312	1,215	2,656	2,452
Interest bearing deposits	27	28	52	51
Securities-dividends	278	98	558	308

Total interest and dividend income	18,158	15,332	35,684	29,659

INTEREST EXPENSE
Deposits	6,600	4,450	12,990	8,249
Borrowed funds	1,907	1,890	3,993	3,521

Total interest expense	8,507	6,340	16,983	11,770

Net interest income	9,651	8,992	18,701	17,889

PROVISION FOR LOAN LOSSES	207	557	433	1,007

Net interest income after provision for loan losses	9,444	8,435	18,268	16,882

NONINTEREST INCOME:
Service charges and fees	1,217	1,027	2,354	1,914
Net gain from sale of securities	140	64	305	178

Total noninterest income	1,357	1,091	2,659	2,092

NONINTEREST EXPENSE:
Salaries and employee benefits	3,976	3,347	7,920	6,773
Service bureau fees	819	724	1,608	1,429
Occupancy and equipment	827	716	1,674	1,622
Professional fees	324	322	773	572
Marketing and promotions	385	296	617	514
Insurance and FDIC assessments	52	50	100	104
Other	1,050	899	2,006	1,870

Total noninterest expense	7,433	6,354	14,698	12,884

INCOME BEFORE INCOME TAXES	3,368	3,172	6,229	6,090

PROVISION FOR INCOME TAXES	1,114	1,050	2,063	2,019

NET INCOME	$2,254	$2,122	$4,166	$4,071

(Continued)

Rockville Financial, Inc.	4

Rockville Financial, Inc.
Condensed Consolidated Statements of Income – Continued
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss) per share
(see Note 2):
Basic	$0.12	$0.11	$0.22	$0.22
Diluted	0.12	0.11	0.22	0.22

Weighted average shares outstanding:
Basic	18,816,556	18,828,821	18,864,433	18,824,947
Diluted	18,816,556	18,828,821	18,864,433	18,824,947
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	5

Rockville Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	For the Six Months
	Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,166	$4,071
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	33	99
Stock compensation expense	834	498
Provision for loan losses	433	1,007
Net gain from sale of securities	(305)	(178)
Depreciation and amortization	676	643
Deferred income taxes	(351)	220
Increase in cash surrender value of bank owned life insurance	(179)	(163)
Change in assets and liabilities:
Deferred loan fees and premiums	203	(99)
Accrued interest receivable	173	(59)
Other assets	1,253	490
Accrued expenses and other liabilities	174	51

Net cash provided by operating activities	7,110	6,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	2,752	2,150
Proceeds from calls and maturities of available for sale securities	8,600	7,250
Principal payments on available for sale mortgage-backed securities	5,851	7,378
Purchase of available for sale securities	(14,884)	(8,620)
Purchase of Federal Home Loan Bank stock	—	(1,337)
Proceeds from sales of loans	—	948
Net increase in loans	(34,653)	(97,022)
Purchases of bank premises and equipment	(1,576)	(1,834)

Net cash used in investing activities	(33,910)	(91,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock purchased for ESOP	—	(817)
Common stock repurchased	(3,247)	—
Net increase in noninterest bearing deposits	7,252	5,631
Net increase in interest bearing deposits	53,545	81,585
Increase (decrease) in mortgagors’ and investors’ escrow accounts	370	(1,987)
Proceeds from Federal Home Loan Bank advances	22,800	9,474
Repayments of Federal Home Loan Bank advances	(51,083)	(5,078)
Cash dividends paid on common stock	(1,562)	—

Net cash provided by financing activities	28,075	88,808

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,275	4,301

CASH AND CASH EQUIVALENTS – Beginning of year	22,381	23,611

CASH AND CASH EQUIVALENTS – End of period	$23,656	$27,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$16,851	$11,710
Income taxes	1,501	1,936
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	6

Rockville Financial, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1.	Basis of Presentation and Principles of Consolidation

The condensed consolidated interim financial statements and the accompanying notes presented in this report include the accounts of Rockville Financial, Inc., its wholly-owned subsidiary Rockville Bank, and the Bank’s wholly-owned subsidiaries, The SBR Mortgage Company, The SBR Investment Corp. and Rockville Financial Services, Inc.

The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the condensed financial statements. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the Company’s 2006 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, pension assumptions, stock compensation expense, uncertain tax positions, deferred tax assets and the evaluation of available for sale securities for other than temporary impairment.

2.	Earnings Per Share

The following table set forth the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 (In thousands except share and per share information):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income	$2,254	$2,122	$4,166	$4,071

Weighted-average basic shares outstanding	18,816,556	18,828,821	18,864,433	18,824,947
Diluted effect of stock options and unvested restricted stock awards	—	—	—	—

Weighted-average diluted shares	18,816,556	18,828,821	18,864,433	18,824,947

Earnings per share:
Basic	$0.12	$0.11	$0.22	$0.22

Diluted	$0.12	$0.11	$0.22	$0.22

Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. The Company had no dilutive options and unvested restricted stock outstanding as of June 30, 2007. Options to purchase 172,100 shares of common stock had no dilutive effect at June 30, 2007 and were not included in the computation of diluted earnings per share at June 30, 2007 because the options’ exercise price was greater than the average market price of the common shares during the three and six months ended June 30, 2007.

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

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). The Company adopted the provisions of SFAS 158 requiring the recognition of the funded status of defined benefit plans as of December 31, 2006. The statement requires the Company to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position and is effective for the Company on January 1, 2008. During the prior year, the Company has adopted the provisions of SFAS 158 and recorded $4.4 million in accumulated other comprehensive loss related to the unfunded defined benefit plans as of December 31, 2006. The Company recorded the amortized benefit plan expense related to the adoption of $226,000 and $452,000, net of taxes of $77,000 and $154,000, respectively, for the three and six months ended June 30, 2007. The Company offers a defined benefit pension plan whose measurement date of the pension plan asset’s and benefit obligations is presently October 1 and will be changed in accordance with the provisions of SFAS 158 to the Company’s year-end of December 31, effective December 31, 2008. Refer to Note 4 for additional disclosures.

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

The measurement date of the pension plan assets and benefit obligations is presently October 1 and will be changed in accordance with the provisions of SFAS 158 to the Company’s year-end of December 31 effective December 31, 2008. The Company uses January 1 as the measurement date for its postretirement benefit plan.

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

Rockville Financial, Inc.	8

The Company also provides an unfunded postretirement medical, health and life insurance benefit plan for retirees and employees hired prior to March 1, 1993.

The amounts related to the Pension Plan, Supplemental Plans and the SERPs are reflected in the tables that follow as “Pension Plans”:

Components of Net Periodic Benefit Cost

	Pension Plans		Postretirement Benefits
	Three Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Service cost	$238	$200	$4	$3
Interest cost	248	222	31	23
Expected return on plan assets	(263)	(243)	—	—
Amortization of net actuarial losses	122	124	22	16
Amortization of prior service cost	78	155	4	5

Net periodic benefit cost	$423	$458	$61	$47

	Pension Plans		Postretirement Benefits
	Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Service cost	$476	$399	$9	$6
Interest cost	496	444	61	47
Expected return on plan assets	(526)	(487)	—	—
Amortization of net actuarial losses	243	248	44	31
Amortization of prior service cost	156	310	9	10

Net periodic benefit cost	$845	$914	$123	$94

No contributions have been made to the pension plan for the six months ended June 30, 2007. During the six months ended June 30, 2007 the Company contributed $39,000 to the postretirement plan. The Company anticipates contributing an additional $78,000 during the year ended December 31, 2007 to contribute to the postretirement benefit plans. The Company plans to contribute $675,000 to the pension plan in 2007.

The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested instead of the matching contribution previously provided to participants of the 401(k) Plan. The 401(k) expense for the six months ended June 30, 2007 and 2006 was $127,000 and $204,000, respectively.

On December 31, 2006, the Corporation adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Corporation to recognize the underfunded status of its defined benefit postretirement benefit plans as a liability in its December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). The amount recorded as accumulated other comprehensive income represents the net unrecognized actuarial loss and prior service cost remaining from the initial adoption of SFAS No. 87, Employers’ Accounting for Pensions. The net unrecognized actuarial loss and prior service cost is being amortized and recognized as net periodic pension cost and postretirement benefits. Further, actuarial gains and losses that arise in subsequent periods

Rockville Financial, Inc.	9

and are not recognized as net periodic pension cost in the same period will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The measurement date of the pension plan assets and benefit obligations is presently October 1. The Company uses January 1 as the measurement date for its postretirement benefit plan. The plan will be changed in accordance with the provisions of SFAS 158 to the Company’s year-end of December 31 effective December 31, 2008.

5.	Stock Based Compensation

On January 1, 2006, the Company adopted SFAS 123R (revised 2004), Share-Based Payment. The adoption of this standard did not impact the Company’s consolidated financial statements since the Company had not issued any stock options or restricted stock before the adoption date. Under SFAS 123R, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period. The Company accelerates the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for vesting at the time an employee retires. Stock-based compensation granted to non-retirement-eligible individuals is expensed over the normal vesting period.

The Board of Directors and stockholders of the Company approved the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) in 2006. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company.

During the fourth quarter of 2006, the Human Resources Committee awarded 197,440 shares of restricted stock (net of 7,508 shares which were used by the executives for income tax withholding as described below) with a fair value of $3.5 million, as measured on the grant date and options to purchase 179,200 shares of the Company’s stock with cliff vesting on December 13, 2008 and an exercise price of $17.77 per share. The restricted stock and options were issued to directors and officers of the Company. The fair value of the options awarded on grant date, net of estimated forfeitures, was $739,000 using the Black-Scholes pricing model that uses assumptions noted in the following table. The right to exercise the stock options expires on December 13, 2016 with the exception of 7,000 shares that expire on an accelerated basis on April 30, 2012 due to a retirement of a director. Option and share awards provide for accelerated vesting if there is a change in control, as defined in the Plan. There was no restricted stock or options awarded in the first six months of 2007. During the first six months of 2007 there were forfeitures of 4,800 restricted stock shares and 7,100 stock options. As of June 30, 2007, there were 149,682 restricted stock shares and 702,475 stock options available for future grants under the Plan.

Total employee and director share-based compensation expense recognized for stock options and restricted stock for the three and six months ended June 30, 2007 was $131,000 and $299,000, respectively, of which director share-based compensation expense recognized (in the consolidated statement of income as other noninterest expense) was $87,000 and $173,000, respectively, and officer share-based compensation expense recognized (in the consolidated statement of income as salaries and benefit noninterest expense) was $44,000 and $126,000, respectively.

In November of 2006, the Board of Directors approved a stock repurchase program to purchase up to 349,830 shares. During the year ended December 31, 2006, the Company purchased 57,800 shares on the open market at a cost of $962,000 and re-issued them along with 139,640 shares of previously unissued shares to settle the restricted stock awards granted during 2006. During the first six months of 2007 the Company purchased 215,456 shares on the open market at a cost of $3.2 million and holds these shares as treasury stock at June 30, 2007. As of June 30, 2007, the Company may repurchase up to 76,574 additional shares under the approved stock repurchase program. The Plan allows the Company to use either acquired or unissued shares to award future grants or exercised options.

Stock Options:

For share-based compensation recognized for the three and six months ended June 30, 2007, the Company had used the Black-Scholes option pricing model for estimating the fair value of stock options granted at the date of grant. No options were granted for the six months ended June 30, 2007. The weighted average estimated fair values of stock options granted in 2006 and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

Rockville Financial, Inc.	10

Weighted average fair value of options granted	$4.34
Assumptions:
Risk free interest rate	4.55%
Expected volatility	15.83%
Expected dividend yield	.90%
Expected life of options granted	6 years
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

The following table presents the activity related to stock options under the Plan for the three months ended June 30, 2007:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)

Stock options outstanding at April 1, 2007	178,600	$17.77
Granted	—	—
Exercised	—	—
Forfeited or expired	(6,500)	17.77

Stock options outstanding at June 30, 2007	172,100	17.77	9.3	$747

Options exercisable at June 30, 2007	57,000	17.77	8.9	247

The following table presents the activity related to stock options under the Plan for the six months ended June 30, 2007:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)

Stock options outstanding at January 1, 2007	179,200	$17.77
Granted	—	—
Exercised	—	—
Forfeited or expired	(7,100)	17.77

Stock options outstanding at June 30, 2007	172,100	17.77	9.3	$747

As of June 30, 2007, the unrecognized cost related to the stock options awarded of $338,000 will be recognized over a weighted-average period of 1.4 years.

Rockville Financial, Inc.	11

Restricted Stock:

Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The Company recognizes compensation expense, measured as the closing market price of the Company’s common stock on the date of grant, on a straight-line basis over the vesting period with accelerated recognition of compensation costs for restricted stock granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for vesting at the time an employee retires. Restricted stock granted to non-retirement-eligible individuals is expensed over the normal vesting period. Restricted stock is forfeited if an employee terminates prior to vesting.

As of June 30, 2007, the unrecognized cost relating to non-vested restricted stock awards to non-retirement age executives and directors granted under the Plan was $1.2 million which will be recognized over a weighted average period of 3.2 years.

The following table presents the activity for Restricted Stock for the three months ended June 30, 2007:

		Weighted Average
	Number	Grant-Date Fair
	of Shares	Value

Unvested as of April 1, 2007 (1)	84,760	$17.61
Granted	—	—
Vested	—	—
Forfeited	(4,800)	17.22

Unvested as of June 30, 2007	79,960	$17.63

The following table presents the activity for Restricted Stock for the six months ended June 30, 2007:

		Weighted Average
	Number	Grant-Date Fair
	of Shares	Value

Unvested as of January 1, 2007 (1)	84,760	$17.61
Granted	—	—
Vested	—	—
Forfeited	(4,800)	17.22

Unvested as of June 30, 2007	79,960	$17.63

(1)	The unvested balance was revised to exclude shares that were constructively vested by employees and directors who are retirement-eligible as of the reporting date and prior to full vesting of the award because the Company’s incentive compensation plans allow for vesting at the time an employee or director retires.
Twenty-five percent, or 19,988, of the remaining unvested restricted stock shares will vest in 2007, 21,188 shares in 2008, 21,886 shares in 2009, and 16,898 shares will vest in 2010. All unvested restricted stock shares are expected to vest.

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

The interest rate for the ESOP loan is the prime rate plus one percent, or 9.25% at June 30, 2007. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of June 30, 2007, the outstanding principal and interest due was $6.8 million, and principal payments of $1.4 million have been made on the loan since inception.

ESOP expense for the six months ended June 30, 2007 and 2006 was $535,000 and $498,000, respectively. At June 30, 2007, there were 139,931 allocated, 0 unallocated and 559,728 unreleased ESOP shares; and the unreleased shares had an aggregate fair value of $8.5 million.

Rockville Financial, Inc.	12

6.	Income Taxes

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

Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the consolidated condensed financial statements. As a result, there was no cumulative effect related to adopting FIN 48. As of January 1, 2007 and June 30, 2007, there were no unrecognized tax benefits related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2003 through 2006.

As of January 1, 2007 and June 30, 2007, the Company has not accrued any interest related to uncertain tax positions.

7.	Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

		Unrealized
		Income (Loss)	Accumulated
		on Available-	Other
	Unamortized	For-Sale	Comprehensive
	Benefit Plans	Securities	(Loss) Income
		(In Thousands)
January 1, 2007	$(4,406)	$2,738	$(1,668)
Change	149	285	434

March 31, 2007	(4,257)	3,023	(1,234)
Change	149	(351)	(202)

June 30, 2007	$(4,108)	$2,672	$(1,436)

The following table summarizes other comprehensive income and the related tax effects for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Net income as reported	$2,254	$2,122	$4,166	$4,071
Unrealized loss on securities available for sale	(532)	(270)	(100)	(384)
Tax benefit	181	92	34	131

Net unrealized loss on securities available for sale	(351)	(178)	(66)	(253)

Amortization of unamortized benefit plans	226	—	452	—
Tax provision	(77)	—	(154)	—

Net amortization of unamortized benefit plans	149	—	298	—

Other comprehensive (expense) income, net of tax	(202)	(178)	232	(253)

Total comprehensive income	$2,052	$1,944	$4,398	$3,818

Rockville Financial, Inc.	13

8.	Commitments and Contingencies

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(In thousands)
Commitments to extend credit:
Future loan commitments	$45,319	$23,740
Undisbursed construction loans	99,413	93,563
Undisbursed home equity lines of credit	104,970	101,675
Undisbursed commercial lines of credit	53,784	57,368
Standby letters of credit	14,808	17,614
Unused checking overdraft lines of credit	100	98

	$318,394	$294,058

9.	Legal Matters

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

10.	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Bank was classified at its most recent notification as “well capitalized”. At June 30, 2007, the Company and the Bank exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

Rockville Financial, Inc.	14

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of June 30, 2007 and December 31, 2006 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
Rockville Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2007
Total capital to risk weighted assets	$132,725	13.8%	$76,942	8.0%	$96,178	10.0%
Tier I capital to risk weighted assets	121,853	12.7	38,379	4.0	57,568	6.0
Tier I capital to total average assets	121,853	9.8	49,736	4.0	62,170	5.0

Rockville Bank:
December 31, 2006
Total capital to risk weighted assets	$127,949	13.9%	$73,640	8.0%	$92,050	10.0%
Tier I capital to risk weighted assets	117,606	12.8	36,752	4.0	55,128	6.0
Tier I capital to total average assets	117,606	9.6	49,003	4.0	61,253	5.0

Rockville Financial, Inc.:
June 30, 2007
Total capital to risk weighted assets	$166,713	17.3%	$77,093	8.0%	$96,366	10.0%
Tier I capital to risk weighted assets	155,841	16.2	38,479	4.0	57,719	6.0
Tier I capital to total average assets	155,841	12.5	49,869	4.0	62,336	5.0

Rockville Financial, Inc.:
December 31, 2006
Total capital to risk weighted assets	$165,992	18.0%	$73,774	8.0%	$92,218	10.0%
Tier I capital to risk weighted assets	155,649	16.9	36,840	4.0	55,260	6.0
Tier I capital to total average assets	155,649	12.8	48,640	4.0	60,800	5.0
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

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

Overview

Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed on December 17, 2004. The Reorganization and Minority Stock Issuance Plan (the “Plan”) adopted by the Company’s and Rockville Bank’s Boards of Directors was completed on May 20, 2005. Pursuant to the Plan, the Company became a mid-tier holding company. Rockville Financial MHC, Inc. holds fifty-six percent of the Company’s common stock, and the Company holds all the common stock of Rockville Bank (the “Bank”). The Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and eighteen branches located in Hartford and Tolland counties in Connecticut. The Bank’s deposits are insured under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to allowance for loan losses, other than temporary impairment of investment securities, income taxes, pension and other postretirement benefits and stock compensation.

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

The analysis has two broad components: specific and unallocated allowances. The specific allowance is comprised of two components. The first component is made for loans for which recovery of the Bank’s principal investment is uncertain. In such cases, the size of the specific allowance is measured by determining an expected collection or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The second component of the specific allowance is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. Historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations are also considered. This analysis establishes factors that are applied to the loan groups to determine the amount of this component of the allowance. The unallocated allowance represents the results of an analysis that measures the probable losses inherent in each portfolio. If the allowance for loan losses is too low, the Company may incur higher provisions for loan losses in the future resulting in lower net

Rockville Financial, Inc.	17

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

Management believes the policy for evaluating securities for other than temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income. As of June 30, 2007, there was an aggregate $959,000 of unrealized losses related to $60.7 million of securities in an unrealized loss position for 12 or more consecutive months which management determined, based on current market trends, the nature of the investments, industry analysis, and other evaluations, were not other than temporarily impaired. If management’s judgment regarding impairment of these securities changes in the future, it will reduce our net income accordingly. The aggregate unrealized losses as of June 30, 2007 for securities in an unrealized loss position for 12 or more consecutive months consisted of $798,000 and $161,000 in unrealized losses for debt securities and equity securities, related to $58.5 million and $2.2 million of debt and equity securities, respectively. The $798,000 of aggregate unrealized loss for debt securities in an unrealized loss position for 12 or more consecutive months as of June 30, 2007 consisted primarily of unrealized losses on U.S. Government-sponsored enterprises, mortgage-backed securities and private issuers who maintained investment grade ratings, which the Company has both the intent and the ability to hold to maturity or until the fair value fully recovers. Our investment portfolio contained no securities that are subject to the risk of “sub-prime” lending as of June 30, 2007 and December 31, 2006. The $161,000 of aggregate unrealized loss for equity securities in an unrealized loss position for 12 or more consecutive months as of June 30, 2007 consisted of equity securities that management believes are not other than temporary impaired as management has the intent and ability to hold these investments until their fair value recovers.

Income Taxes: We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a loan loss allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1999 through June 30, 2007; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of June 30, 2007, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of June 30, 2007, our net deferred tax asset was $5.5 million and there was no valuation allowance.

On January 1, 2007, the Corporation changed its accounting policy related to accounting for tax contingencies in connection with the adoption of FIN 48, an interpretation of Financial Accounting Standards Board (“FASB”) Statement 109. See Note 6 — Income Taxes for additional information.

Rockville Financial, Inc.	18

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

In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees. Participants or eligible employees hired before March 1993 become eligible for the benefits if they retire after reaching age 62 with five or more years of service. A fixed percent of annual costs are paid depending on length of service at retirement. We accrue for the estimated costs of these other postretirement benefits through charges to expense during the years that employees render service. The Company makes contributions to cover its current benefits paid under this plan.

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

While management believes the assumptions used to estimate expenses related to pension and other postretirement benefits are reasonable and appropriate, actual experience may significantly differ. The pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our Pension Plan assets. In developing our expected long-term rate of return assumption, we evaluated input from our actuary and investment consultant, including their review of asset class return expectations as well as long-term inflation assumptions, and their review of historical returns based on target asset allocations. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) requiring the recognition of the funded status of defined benefit plans as of December 31, 2006. The statement requires the Company to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position is effective for the Company on January 1, 2008. The Company offers a defined benefit pension plan whose measurement date of the pension plan asset’s and benefit obligations is presently October 1 and will be changed in accordance with the provisions of SFAS 158 to the Company’s year-end of December 31, effective December 31, 2008.

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

Comparison of Operating Results for the Three and Six Months Ended June 30, 2007 and 2006

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

Rockville Financial, Inc.	19

benefits, occupancy and equipment, service bureau fees, and other noninterest expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the three and six months ended June 30, 2007 and 2006.

Income Statement Summary

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
	(In thousands)
Net interest income	$9,651	$8,992	$659	$18,701	$17,889	$812
Provision for loan losses	207	557	(350)	433	1,007	(574)
Noninterest income	1,357	1,091	266	2,659	2,092	567
Noninterest expense	7,433	6,354	1,079	14,698	12,884	1,814

Income before income taxes	3,368	3,172	196	6,229	6,090	139
Provision for income taxes	(1,114)	(1,050)	64	(2,063)	(2,019)	44

Net income	$2,254	$2,122	$132	$4,166	$4,071	$95

Net income increased by $132,000, or 6.2%, to $2.3 million for the quarter ended June 30, 2007 from $2.1 million for the same period in the prior year. The increase in net income primarily resulted from a $659,000, or 7.3%, increase in our net interest income, a decline in the provision for loan losses of $350,000, or 62.8%, an increase in noninterest income of $266,000, or 24.4%, offset by an increase in our noninterest expenses of $1.1 million, or 17.0%, and a increase in the provision for income taxes of $64,000, or 6.1%. The $659,000 increase in our net interest income is attributable to a $16.5 million, or 8.4%, increase in average net interest-earning assets, partially offset by a 13 basis point decline in our net interest margin due to the cost of interest-bearing liabilities rising faster than our yield on interest-earning assets because of the competitive deposit gathering environment present in our marketplace during this time period. Our net interest margin was 3.21% for the three months ended June 30, 2007 compared to 3.34% for the same period in the prior year. The increase in the average net interest-earning assets is the result of a $124.0 million, or 11.5%, increase in earning assets and partially offset by a $107.5 million, or 12.2%, increase in interest-bearing liabilities.

The $350,000 decline in the provision for loan losses for the quarter ended June 30, 2007 compared to the same period in the prior year is the result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio.

The $266,000 increase in noninterest income recorded for the quarter ended June 30, 2007 when compared to the same period in the prior year is principally due to a $190,000 increase in service charges, resulting primarily from a $134,000 increase in overdraft fees from the implementation of an overdraft protection program in June of 2006 that provides short-term funding of overdrafts to approved deposit customers, a $50,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network, and an increase in Infinex brokerage fees of $6,000, in addition to an increase in the net gains on sales of securities of $76,000.

The $1.1 million increase in noninterest expense for the quarter ended June 30, 2007 when compared to the same period in the prior year was primarily attributable to an increase of $629,000 in salary and employee benefits, a $95,000 increase in service bureau fees, an $111,000 increase in occupancy and equipment costs, an $89,000 increase in marketing and promotions and a $91,000 increase in director fees and expenses. The $629,000 increase in salary and employee benefits reflects an increase of $324,000 in salary costs principally incurred in connection with annual salary increases, the expansion of branch facilities and the commercial banking division in addition to $44,000 in stock incentive award expenses in the second quarter of 2007 compared to no awards in the second quarter of 2006. Additional payroll cost increases for the three months ended June 30, 2007 compared to the same period in the prior year included $75,000 for bonus accrual, $92,000 for less salary deferrals relating to lower loan originations, $89,000 in health and postretirement expenses and $25,000 in ESOP expenses. The $95,000 increase in service bureau fees is mainly due to a $24,000 increase in core processing services, a $34,000 increase in wide area network telecommunications servicing costs and a $37,000 increase in ATM servicing fees. The higher service costs are primarily attributable to the costs associated with increased processing services due to the overall growth experienced in loans, deposits and debit card processing. The $111,000 increase in occupancy expense is

Rockville Financial, Inc.	20

largely due to expansion of our branch and ATM network. The $151,000 increase in other noninterest expenses primarily reflects a $91,000 increase directors fees and expenses including $86,000 in stock incentive plan expenses for the directors compared to none in the second quarter of 2006 offset by a decrease in appraisals and credit reports of $20,000.

Net income increased by $95,000, or 2.3%, to $4.2 million for the six months ended June 30, 2007 from $4.1 million for the same period in the prior year. The increase in net income primarily resulted from a $812,000, or 4.5%, increase in our net interest income, a decline in the provision for loan losses of $574,000, or 57.0%, an increase in noninterest income of $567,000, or 27.1%, offset by an increase in our noninterest expenses of $1.8 million, or 14.1%, and a increase in the provision for income taxes of $44,000, or 2.2%.

The $812,000 increase in our net interest income is attributable to a $13.4 million, or 6.9%, increase in average net interest-earning assets, partially offset by a 27 basis point decline in our net interest margin due to the cost of interest-bearing liabilities rising faster than our yield on interest-earning assets because of the competitive deposit gathering environment present in our marketplace during this time period. Our net interest margin was 3.14% for the six months ended June 30, 2007 compared to 3.41% for the same period in the prior year. The increase in the average net interest-earning assets is the result of a $141.5 million, or 13.5%, increase in earning assets and partially offset by a $128.1 million, or 15.0%, increase in interest-bearing liabilities.

The $574,000 decline in the provision for loan losses for the six months ended June 30, 2007 compared to the same period in the prior year is the result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio.

The $567,000 increase in noninterest income recorded for the six months ended June 30, 2007 when compared to the same period in the prior year is principally due to a $440,000 increase in service charges, resulting primarily from a $265,000 increase in overdraft fees from the implementation of an overdraft protection program in June of 2006 that provides short-term funding of overdrafts to approved deposit customers, a $90,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network, and an increase in Infinex brokerage fees of $41,000, in addition to an increase in the net gains on sales of securities of $127,000.

The $1.8 million increase in noninterest expense for the six months ended June 30, 2007 when compared to the same period in the prior year was primarily attributable to an increase of $1.1 million in salary and employee benefits, an $179,000 increase in service bureau fees, a $201,000 increase in professional fees, a $52,000 increase in occupancy and equipment costs, a $103,000 increase in marketing and promotions and $183,000 increase in director fees and expenses. The $1.1 million increase in salary and employee benefits reflects an increase of $592,000 in salary costs principally incurred in connection with annual salary increases, the expansion of branch facilities and the commercial banking division in addition to $126,000 in stock incentive award expenses in the first six months of 2007 compared to no awards in the first six months of 2006. Additional payroll cost increases for the six months ended June 30, 2007 compared to the same period in the prior year included $239,000 for bonus accrual, $152,000 for less salary deferrals relating to lower loan originations, $140,000 in health and postretirement expenses and $51,000 in ESOP expenses. The $179,000 increase in service bureau fees is mainly due to a $70,000 increase in core processing services, a $64,000 increase in wide area network telecommunications servicing costs and a $45,000 increase in ATM servicing fees. The higher service costs are primarily attributable to the costs associated with increased processing services due to the overall growth experienced in loans, deposits and debit card processing. The $52,000 increase in occupancy expense is largely due to expansion of our branch and ATM network. The $201,000 increase in professional fees was primarily due to a $60,000 increase in audit fees largely due to the increased costs of complying with Section 404 of the Sarbanes Oxley Act and an increase of $132,000 in various consulting services and outsourcing. The $135,000 increase in other noninterest expenses primarily reflects a $183,000 increase directors fees and expenses including $173,000 in stock incentive plan expenses for the directors compared to none in the first six months of 2006 offset by a decrease in appraisals and credit reports of $99,000.

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

Rockville Financial, Inc.	21

the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended June 30,
	2007			2006
					Interest
	Average	Interest and	Yield/	Average	and
	Balance	Dividends	Cost	Balance	Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$1,059,698	$16,541	6.24%	$938,386	$13,991	5.96%
Available for sale securities	128,925	1,426	4.42	126,399	1,313	4.16
Federal Home Loan Bank stock	9,836	164	6.67	9,629	—	0.00
Other earning assets	2,330	27	4.64	2,345	28	4.78

Total interest-earning assets	1,200,789	18,158	6.05	1,076,759	15,332	5.70

Noninterest-earning assets	50,759			51,770

Total assets	$1,251,548			$1,128,529

Interest-bearing liabilities:
NOW and money market accounts	$188,938	738	1.56	$191,354	738	1.54
Savings accounts	131,192	200	0.61	143,477	217	0.60
Time deposits	499,699	5,644	4.52	375,939	3,478	3.70

Total interest-bearing deposits	819,829	6,582	3.21	710,770	4,433	2.49

Mortgagor’s and investor’s escrow accounts	4,456	18	1.62	4,204	17	1.62

Advances from the Federal Home Loan Bank	164,754	1,907	4.63	166,518	1,890	4.54

Total interest-bearing liabilities	989,039	8,507	3.44%	881,492	6,340	2.88%

Noninterest-bearing liabilities	105,811			93,079

Total liabilities	1,094,850			974,571

Capital	156,698			153,958

Total liabilities and capital	$1,251,548			$1,128,529

Net interest income		$9,651			$8,992

Net interest rate spread (1)			2.61%			2.82%

Net interest-earning assets (2)	$211,750			$195,267

Net interest margin (3)			3.21%			3.34%

Average interest-earning assets to average interest-bearing liabilities			121.41%			122.15%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rockville Financial, Inc.	22

	Six Months Ended June 30,
	2007			2006
					Interest
	Average	Interest and	Yield/	Average	and
	Balance	Dividends	Cost	Balance	Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$1,048,807	$32,418	6.18%	$909,926	$26,848	5.90%
Available for sale securities	130,307	2,883	4.42	127,596	2,649	4.15
Federal Home Loan Bank stock	9,836	331	6.73	9,102	111	2.44
Other earning assets	2,235	52	4.65	3,042	51	3.35

Total interest-earning assets	1,191,185	35,684	5.99	1,049,666	29,659	5.65

Noninterest-earning assets	50,854			51,265

Total assets	$1,242,039			$1,100,931

Interest-bearing liabilities:
NOW and money market accounts	$183,563	1,437	1.57	$190,226	1,441	1.52
Savings accounts	129,804	394	0.61	145,996	440	0.60
Time deposits	495,294	11,131	4.49	357,037	6,342	3.55

Total interest-bearing deposits	808,661	12,962	3.21	693,259	8,223	2.37

Mortgagor’s and investor’s escrow accounts	3,327	28	1.68	3,124	26	1.66

Advances from the Federal Home Loan Bank	171,446	3,993	4.66	158,967	3,521	4.43

Total interest-bearing liabilities	983,434	16,983	3.45%	855,350	11,770	2.75%

Noninterest-bearing liabilities	102,185			92,621

Total liabilities	1,085,619			947,971

Capital	156,420			152,960

Total liabilities and capital	$1,242,039			$1,100,931

Net interest income		$18,701			$17,889

Net interest rate spread (1)			2.54%			2.90%

Net interest-earning assets (2)	$207,751			$194,316

Net interest margin (3)			3.14%			3.41%

Average interest-earning assets to average interest-bearing liabilities			121.13%			122.72%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rockville Financial, Inc.	23

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

	Three Months Ended			Six Months Ended
	June 30, 2007			June 30, 2007
	Compared to			Compared to
	June 30, 2006			June 30, 2006
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$1,871	$679	$2,550	$4,249	$1,321	$5,570
Securities interest, dividends & income from other assets	27	249	276	54	401	455

Total earning assets	1,898	928	2,826	4,303	1,722	6,025

Interest expense:
NOW and money market accounts	—	—	—	(67)	63	(4)
Savings accounts	(19)	3	(16)	(52)	8	(44)
Time deposits	1,296	870	2,166	2,846	1,943	4,789

Total interest-bearing deposits	1,277	873	2,150	2,727	2,014	4,741
FHLB Advances	(19)	36	17	284	188	472

Total interest bearing liabilities	1,258	909	2,167	3,011	2,202	5,213

Change in net interest income	$640	$19	$659	$1,292	$(480)	$812

Net Interest Income: Net interest income before the provision for loan loss was $9.7 million for the three months ended June 30, 2007, compared to $9.0 million for the same period in the prior year. The $659,000, or 7.3%, increase in our net interest income is primarily due to a $16.5 million, or 8.4%, increase in average net interest-earning assets, partially offset by a 13 basis point decline in our net interest margin. Average earning assets increased by $124.0 million, or 11.5%, to $1.2 billion for the three months ended June 30, 2007 when compared to the same period in the prior year. The increase in the average net interest-earning assets and average earning assets reflects the net impact of continued strong loan growth funded by time deposits. Our net interest margin declined 13 basis points to 3.21% for the three months ended June 30, 2007 from 3.34% for the same period in the prior year. Our net interest rate spread declined 21 basis points due to an increase in our cost of funds resulting from the rising rate environment in which we were operating and the continued strong competition for deposits in our marketplace during this time period, which was partially offset by the increase in our earning asset yield.

Net interest income before the provision for loan loss was $18.7 million for the six months ended June 30, 2007, compared to $17.9 million for the same period in the prior year. The $812,000, or 4.5%, increase in our net interest income is primarily due to a $13.4 million, or 6.9%, increase in average net interest-earning assets, partially offset by a 27 basis point decline in our net interest margin. Average earning assets increased by $141.5 million, or 13.5%, to $1.2 billion for the six months ended June 30, 2007 when compared to the same period in the prior year. The increase in the average net interest-earning assets and average earning assets reflects the net impact of continued strong loan growth funded by time deposits and FHLB advances. Our net interest margin declined 27 basis points to 3.14% for the six months ended June 30, 2007 from 3.41% for the same period in the prior year. Our net interest rate spread declined 36 basis points due to an increase in our cost of funds resulting from the rising rate environment in which we were operating and the continued strong competition for deposits in our marketplace during this time period, which was partially offset by the increase in our earning asset yield.

Rockville Financial, Inc.	24

Interest and Dividend Income: Interest and dividend income increased by $2.8 million, or 18.4%, to $18.2 million for the three months ended June 30, 2007 from $15.3 million for the same period in the prior year. Our yield on earning assets for the three months ended June 30, 2007 increased 35 basis points to 6.05% when compared to 5.70% for the three months ended June 30, 2006. Interest income on loans receivable increased by $2.5 million, or 18.2%, to $16.5 million from $14.0 million. The increase in interest and dividend income was primarily due to a $121.3 million, or a 12.9%, increase in average loans receivable and a 28 basis point increase in the average yield on the loan portfolio. The increase in the average yield was attributable to rising interest rates partially offset by a competitive loan environment. The effect of the rising rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period. The prime rate used as an index to re-price various commercial and home equity adjustable loans remained at 8.25% at June 30, 2007 and June 30, 2006. The one-year Constant Maturity Treasury Bill Index used to re-price adjustable rate residential mortgages decreased 29 basis points during the past year to 4.95% at June 30, 2007 from 5.24% at June 30, 2006.

Interest and dividend income increased by $6.0 million, or 20.3%, to $35.7 million for the six months ended June 30, 2007 from $29.7 million for the same period in the prior year. Our yield on earning assets for the six months ended June 30, 2007 increased 34 basis points to 5.99% when compared to 5.65% for the six months ended June 30, 2006. Interest income on loans receivable increased by $5.6 million, or 20.8%, to $32.4 million from $26.8 million. The increase in interest and dividend income was primarily due to a $138.9 million, or a 15.3%, increase in average loans receivable and a 28 basis point increase in the average yield on the loan portfolio. The increase in the average yield was attributable to rising interest rates partially offset by a competitive loan environment.

Interest Expense: Interest expense for the three months ended June 30, 2007 increased $2.2 million, or 34.2%, to $8.5 million from $6.3 million from the same period in the prior year. The increase resulted from a $107.5 million, or a 12.2%, increase in average interest-bearing liabilities and an increase of 56 basis points paid on average interest-bearing liabilities for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The increase in the cost of funds was due to a competitive deposit gathering environment relating to time deposits present in our marketplace during this time period and was partially mitigated by the use of short-term wholesale funding. Generally speaking, management would prefer to fund growth with deposits instead of wholesale borrowings. There are periods when market conditions are such that wholesale borrowings are more financially advantageous, in which case management will temporarily increase its use of wholesale borrowings. Average balances on interest-bearing deposits rose to $819.8 million, an increase of $109.0 million, or 15.3%, for the three months ended June 30, 2007 compared to $710.8 million for the same period in the prior year. Average balances on advances from the Federal Home Loan Bank decreased $1.7 million, or 1.1%, to $164.8 million for the three months ended June 30, 2007 from $166.5 million for the same period in the prior year.

Interest expense for the six months ended June 30, 2007 increased $5.2 million, or 44.3%, to $17.0 million from $11.8 million from the same period in the prior year. The increase resulted from a $128.1 million, or a 15.0%, increase in average interest-bearing liabilities and an increase of 70 basis points paid on average interest-bearing liabilities for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Average balances on interest-bearing deposits rose to $808.7 million, an increase of $115.4 million, or 16.7%, for the six months ended June 30, 2007 compared to $693.3 million for the same period in the prior year. Average balances on advances from the Federal Home Loan Bank increased $12.4 million, or 7.9%, to $171.4 million for the six months ended June 30, 2007 from $159.0 million for the same period in the prior year.

Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $207,000 for the three months ended June 30, 2007, which reflects a decrease of $350,000, when compared to the same period in the prior year and of $433,000 for the six months ended June 30, 2007, which reflects a decrease of $574,000, when compared to the same period in the prior year. At June 30, 2007, the allowance for loan losses totaled $10.4 million, which represented 0.96% of total loans and

Rockville Financial, Inc.	25

822.8% of non-performing loans compared to an allowance for loan losses of $9.8 million, which represented 0.94% of total loans and 658.2% of non-performing loans as of December 31, 2006.

Noninterest Income: We have the following sources of noninterest income: banking service charges on deposit accounts, bank owned life insurance, mortgage servicing income and brokerage and insurance fees from Infinex, Inc., the Bank’s on-premise provider of non-deposit investment services.

Noninterest income increased by $266,000, or 24.4%, to $1.4 million for the quarter ended June 30, 2007 from $1.1 million earned during the same period in the prior year. The $266,000 increase is principally due to a $190,000 increase in service charges, resulting primarily from a $134,000 increase in overdraft fees from the implementation of an overdraft protection program in mid- June 2006 that provides short-term funding of overdrafts to approved deposit customers, a $50,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network and an increase in brokerage fees of $6,000 from Infinex, Inc. In addition, net gains on sales of securities increased $76,000 for the quarter ended June 30, 2007 when compared to the same period in the prior year.

Noninterest income increased by $567,000, or 27.1%, to $2.7 million for the six months ended June 30, 2007 from $2.1 million earned during the same period in the prior year. The $567,000 increase is principally due to a $440,000 increase in service charges, resulting primarily from a $265,000 increase in overdraft fees from the implementation of an overdraft protection program in mid- June 2006 that provides short-term funding of overdrafts to approved deposit customers, a $90,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network and an increase in brokerage fees of $41,000 from Infinex, Inc. In addition, net gains on sales of securities increased $127,000 for the six months ended June 30, 2007 when compared to the same period in the prior year.

Noninterest Expense: Noninterest expense increased by $1.1 million, or 17.0%, to $7.4 million for the three months ended June 30, 2007 from $6.3 million for the same period in the prior year and noninterest expense increased by $1.8 million, or 14.1%, to $14.7 million for the six months ended June 30, 2007 from $12.9 million for the same period in the prior year. The following table summarizes noninterest expense for the three and six months ended June 30, 2007 and 2006:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	Change	2007	2006	Change
	(In thousands)
Salaries and employee benefits	$3,976	$3,347	$629	$7,920	$6,773	$1,147
Service bureau fees	819	724	95	1,608	1,429	179
Occupancy and equipment	827	716	111	1,674	1,622	52
Professional fees	324	322	2	773	572	201
Marketing and promotions	385	296	89	617	514	103
Insurance and FDIC Assessments	52	50	2	100	104	(4)
Other	1,050	899	151	2,006	1,870	136

Total noninterest expense	$7,433	$6,354	$1,079	$14,698	$12,884	$1,814

The $629,000 increase in salary and employee benefits for the three months ended June 30, 2007 when compared to the same period last year, reflects an increase of $324,000 in salary costs principally incurred in connection with annual salary increases, the expansion of branch facilities and the commercial banking division in addition to $44,000 in stock incentive award expenses in the second quarter of 2007 compared to no awards in the second quarter of 2006. The number of full-time equivalent employees increased to 185 as of June 30, 2007 from 181 as of June 30, 2006. The $95,000 increase in service bureau fees is mainly due to a $24,000 increase in core processing services, a $37,000 increase in ATM serving fees and a $34,000 increase in wide area network telecommunications servicing costs. The higher service costs are primarily attributable to the costs associated with increased processing costs due to the overall growth experienced in loans, deposits and debit card processing. The $111,000 increase in occupancy expense is largely due to expansion of our branch and ATM network.

The $1.1 million increase in salary and employee benefits for the six months ended June 30, 2007 when compared to the same period last year, reflects an increase of $592,000 in salary costs principally incurred in

Rockville Financial, Inc.	26

connection with annual salary increases, the expansion of branch facilities and the commercial banking division in addition to $126,000 in stock incentive award expenses in the first six months of 2007 compared to no awards in the first six months of 2006. The $179,000 increase in service bureau fees is mainly due to a $70,000 increase in core processing services, a $45,000 increase in ATM serving fees and a $64,000 increase in wide area network telecommunications servicing costs. The higher service costs are primarily attributable to the costs associated with increased processing costs due to the overall growth experienced in loans, deposits and debit card processing. The $52,000 increase in occupancy expense is largely due to expansion of our branch and ATM network. The $201,000 increase in professional fees was primarily due to a $60,000 increase in audit fees largely due to the increased costs of complying with Section 404 of the Sarbanes Oxley Act and an increase of $132,000 in various consulting services and outsourcing.

The following table summarizes significant components of other noninterest expense for the three and six months ending June 30, 2007 and 2006:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	Change	2007	2006	Change
	(In thousands)
Directors fees	$196	$105	$91	$372	$189	$183
Telephone	54	97	(43)	125	128	(3)
Postage	89	88	1	195	174	21
Courier	74	75	(1)	145	158	(13)
Dues and subscriptions	70	44	26	124	95	29
Service charges	31	35	(4)	62	66	(4)
Printing and forms	77	53	24	121	140	(19)
Other	459	402	57	862	920	(58)

Total other noninterest expense	$1,050	$899	$151	$2,006	$1,870	$136

Other noninterest expense increased by $151,000, or 16.8%, to $1.1 million for the three months ended June 30, 2007 compared to $899,000 for the same period in the prior year. The $151,000 increase in other noninterest expenses primarily a $91,000 increase directors fees and expenses including $86,000 in stock incentive plan expenses for the directors compared to none in the second quarter of 2006, an increase of $24,000 for printing and forms and a $57,000 increase in “Other” expenses, (comprised of supplies, training, loan servicing, human resource expenses and other miscellaneous expenses) including a decrease of $20,000 for appraisals and credit reports and a decrease of $43,000 for telephone expenses.

Other noninterest expense increased by $136,000, or 7.3%, to $2.0 million for the six months ended June 30, 2007 compared to $1.9 million for the same period in the prior year. The $136,000 increase in other noninterest expenses is primarily due to a $183,000 increase in directors fees and expenses including $173,000 in stock incentive plan expenses for the directors compared to none in the second quarter of 2006, offset by a $58,000 decrease in “Other” expenses, (comprised of supplies, training, loan servicing, human resource expenses and other miscellaneous expenses) including a decrease of $99,000 for appraisals and credit reports.

Income Tax Expense: Income tax expense increased $64,000, or 6.1%, to $1,114,000 for the three months ended June 30, 2007 as compared to a $1,050,000 tax expense for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The provision for income taxes is 33.1% of pretax income for the three months ended June 30, 2007 and June 30, 2006. Income tax expense increased $44,000, or 2.2%, to $2.1 million for the six months ended June 30, 2007 as compared to $2.0 million tax expense for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The provision for income taxes is 33.1% and 33.2% of pretax income for the six months ended June 30, 2007 and June 30, 2006, respectively. Our effective tax rate differs from the statutory rate of 35% primarily due to the dividend received deduction, non-taxable earnings on bank owned life insurance and the add-back of the excess of fair value over the cost basis of ESOP expense to taxable income.

Rockville Financial, Inc.	27

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Summary: The Company’s total assets increased $38.4 million, or 3.1%, to $1.3 billion at June 30, 2007, from $1.2 billion at December 31, 2006, primarily due to a $34.0 million, or 3.3%, increase in loans receivable and a $2.8 million, or 2.1%, increase in available for sale investments. Net loans receivable increased by $34.0 million to $1.1 billion at June 30, 2007 as compared to $1.0 billion at December 31, 2006 principally due to increases in commercial real estate, one-to-four family residential and construction mortgages. Available for sale investment securities increased to $135.3 million as of June 30, 2007 compared to $132.5 million at December 31, 2006. The Company purchased $14.9 million in available for sale investment securities during the six months ended June 30, 2007 to replace maturities, calls and investment sales and maintain the investment portfolio to assist in providing liquidity when needed.

Deposits increased $60.8 million, or 6.9%, from December 31, 2006, to $945.3 million at June 30, 2007. The growth was principally attributable to a $53.5 million increase in interest-bearing deposits and a $7.3 million increase in noninterest bearing deposits due to several deposit account promotions. Federal Home Loan Bank advances decreased $28.3 million, or 15.9%, to $149.8 million at June 30, 2007 from $178.1 at December 31, 2006. The added liquidity from deposit growth was primarily used to pay down the Federal Home Loan Bank advances and to fund loan growth.

Total capital increased $422,000, or 0.3%, to $155.5 million at June 30, 2007 compared to $155.1 million at December 31, 2006 primarily due to earnings, ESOP compensation expense offset by the purchase of treasury stock, ESOP purchases and cash dividends paid.

Investment Securities: At June 30, 2007, the Company’s investment portfolio, consisting solely of available for sale securities, was $135.3 million, or 10.6% of total assets. The portfolio was comprised of $2.0 million in U.S. Government and Agency securities, $56.7 million in U.S. government sponsored enterprises, $4.3 million in corporate bonds, $1.0 million in municipal bonds, $53.2 million in mortgage-backed securities, $17.8 million in marketable equity securities and $241,000 in non-marketable equity securities. The net unrealized gains on available for sale securities, net of taxes decreased $66,000 to $2,672,000, net of taxes, at June 30, 2007 from $2,738,000 at December 31, 2006. The decrease in the net unrealized gains on investment securities available for sale reflects the reduction in the value of the marketable equity security portfolio during the period and the negative impact that increasing long-term investment market rates had on the debt securities portfolio during the first six months of 2007.

Lending Activities: Net loans receivable increased $34.0 million, or 3.3%, to $1.1 billion at June 30, 2007 compared to $1.0 billion at December 31, 2006 primarily due to increases in commercial real estate, one-to-four family residential and construction mortgages. Residential real estate loans increased $6.1 million, or 1.0%, to $646.1 million. Commercial real estate loans increased $16.0 million, or 6.9%, to $248.6 million. Construction loans increased $12.1 million, or 18.9%, to $76.0 million. The increase in loans reflects continued demand for loans, increased branch capacity and additions made to our commercial lending staff. Commercial business loans declined $1.8 million, or 1.9%, to $95.4 million. As of June 30, 2007 and December 31, 2006, commercial business loans consisted of $27.7 million and $34.1 million of loans fully guaranteed by the United States Department of Agriculture and $67.7 million and $63.1 million in loans partially guaranteed by the Small Business Administration, revolving business lines of credit and term loans, respectively.

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

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Nonaccrual loans:
Residential(1)	$230	$422
Commercial	447	311
Commercial business loans	44	114
Installment, collateral and other loans	9	8

Total nonaccrual loans(2)	730	855
Accruing loan past due 90 days or more	—	—
Other accruing loans	—	78
Troubled debt restructurings	530	560

Total non-performing loans	1,260	1,493
Real estate owned	—	—

Total non-performing assets	$1,260	$1,493

Total non-performing loans to total loans	0.12%	0.14%
Total non-performing loans to total assets	0.10%	0.12%
Allowance for loan losses as a percent of total loans	0.96%	0.94%
Allowance for loan losses as a percent of non-performing loans	822.78%	658.20%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on nonaccrual loans totaled $33,000 and $52,000 at June 30, 2007 and December 31, 2006, respectively.
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

The methodology for determining the adequacy of the specific allowance for loan losses contains two key components: 1) an allowance for loans that have been identified as problem loans or for loans that have an elevated risk profile, including certain impaired or non-performing assets; and 2) a loan loss allowance for each loan type within the portfolio determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.

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

The Company establishes an additional specific loan loss allowance that is determined by loan type, historical loss experience for that particular loan type, credit quality trends, delinquency levels, quality of collateral and changes in general economic and business conditions. The Company’s methodology for assessing the adequacy of the allowance for loan losses utilized both objective and subjective factors. Lastly, in recognition of the subjectivity and the inherent lending risks that are difficult to objectively define in a

Rockville Financial, Inc.	29

timely manner, the Company makes a further supplemental provision to the allowance representing the unallocated allowance. The unallocated portion of the allowance is $1.6 million as of June 30, 2007 and December 31, 2006.

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

The allowance for loan losses was $10.4 million and $9.8 million at June 30, 2007 and December 31, 2006, respectively. The increase in the allowance resulted from a $433,000 provision for loan losses for the six months ended June 30, 2007 and increased by $107,000 in net recoveries. The allowance was deemed adequate based upon management’s analysis and includes a decrease of $574,000 in the provision recorded during the six months ended June 30, 2007 when compared to the same period in the prior year as a result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio. At June 30, 2007, the allowance for loan losses represented 0.96% of total loans and 822.8% of non-performing loans compared to 0.94% of total loans and 658.2% of non-performing loans as of December 31, 2006.

Deposits: Deposits increased $60.8 million, or 6.9%, to $945.3 million at June 30, 2007 from $884.5 million at December 31, 2006. The growth was principally attributable to a $31.6 million increase in time deposits due to the success of several time deposit promotions in addition to a $29.2 million increase in core deposits despite a relatively competitive deposit gathering environment present in our marketplace

Rockville Financial, Inc.	30

during this time period. Regular savings increased by $3.1 million, or 2.4%, to $131.7 million at June 30, 2007 from $128.6 million at December 31, 2006. The Company has been promoting competitive rate shorter-term time deposits linked to direct deposit in response to the competition within our marketplace to maintain existing market share and fund the loan growth experienced. At June 30, 2007, deposits consisted of $100.3 million in noninterest bearing demand deposits, $93.8 million in NOW accounts, $131.7 million in savings accounts, $107.6 million in money market accounts, $734,000 in club accounts and $511.1 million in time deposits.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2007 and December 31, 2006, respectively, $23.7 million and $22.4 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.

For the six months ended June 30, 2007, our loan originations and purchases, net of collected principal and loan sales, totaled $34.7 million, reflecting net growth in our portfolio. Cash received from the calls and maturities of investment securities totaled $8.6 million for the six months ended June 30, 2007. We purchased $14.9 million and received proceeds from the sale of $2.8 million in available for sale investment securities during the six months ended June 30, 2007. The Company received $5.9 million in principal payments on available for sale mortgage-backed securities during the six months ended June 30, 2007.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $60.8 million for the six months ended June 30, 2007.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At June 30, 2007, we had $149.8 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $192.3 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 20% of total assets, or $254.3 million at June 30, 2007.

At June 30, 2007, we had outstanding commitments to originate loans of $45.3 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $273.1 million. At June 30, 2007, time deposits scheduled to mature in less than one year totaled $406.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Rockville Financial, Inc.	31

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

Quantitative Analysis

Income Simulation: Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage
Increase (Decrease) in
Estimated Net
Interest Income
Over 12 Months
200 basis point increase in rates	0.5
200 basis point decrease in rates	(6.8)

Rockville Financial, Inc.	32

Rockville Bank’s Asset/Liability policy limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, our return on assets (“ROA”) may change by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA (for every 100 basis point interest rate change), whichever is less. These limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to decrease by a greater amount if interest rates fall. At June 30, 2007, income at risk (i.e., the change in net interest income) increased 0.5% and decreased 6.8% based on a 200 basis point increase or decrease, respectively. At June 30, 2007, return on assets is modeled to increase by 5 and decrease by 18 basis points based on a 200 basis point increase or decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2007:

Issuer Purchases of Equity Securities
				Maximum
				Number of
			Total Number of	Shares that
			Shares	May Yet Be
	Total		Purchased as	Purchased
	Number of	Average	Part of Publicly	Under the
	Shares	Price Paid	Announced Plans	Plans or
Period	Purchased	per Share	or Programs	Programs (1)
4/1/07 – 4/30/07	3,000	$14.70	3,000	195,874
5/1/07 – 5/31/07	69,200	15.08	69,200	126,674
6/1/07 – 6/30/07	50,100	15.57	50,100	76,574

Total	122,300	$15.27	122,300

(1)	Effective November 13, 2006, the Company adopted a plan to repurchase of up to 349,830 of our outstanding shares of common stock on the open market. At March 31, 2007 198,874 shares were available to be purchased under this program.
Item 3. Defaults Upon Senior Securities
None

Rockville Financial, Inc.	34

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its annual meeting of shareholders on April 30, 2007 (“Annual Meeting”).

(b)	C. Perry Chilberg was re-elected as a director with a four-year term at the Annual Meeting. Pamela J. Guenard and Richard M. Tkacz were elected as directors with a three-year term at the Annual Meeting. Joseph F. Jeamel, Jr. and Rosemarie Novello Papa were elected as directors with a four-year term at the Annual Meeting. The other continuing directors are: Michael A. Bars, David A. Engelson, Raymond H. Lefurge, Jr., Stuart E. Magdefrau, Thomas S. Mason, William J. McGurk and Peter F. Olson. In accordance with the Company’s bylaws, Raymond H. Lefurge, Jr. became the Chairman of the Board.

(c)	There were 19,527,484 shares of Common Stock eligible to be voted at the Annual Meeting and 17,426,750 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting were as follows:
1.	Election of directors (Proposal 1):

Director:	For:	Withheld:
C. Perry Chilberg	17,306,628	120,122
Joseph F. Jeamel, Jr.	17,301,273	125,477
Rosemarie Novello Papa	17,302,369	124,381
Pamela J. Guenard	17,299,038	127,712
Richard M. Tkacz	17,295,360	131,390
There were no abstentions or broker non-votes for any of these nominees.
2.	Ratification of Appointment of Deloitte & Touche LLP. As independent auditors of the Company for fiscal year ending December 31, 2007 (Proposal 2):

For:	Against:	Abstain:

17,368,376	45,028	13,346
Item 5. Other Information
None

Rockville Financial, Inc.	35

Item 6. Exhibits
3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed for Rockville Financial, Inc. on May 13, 2005)

3.3	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 of Rockville Financial, Inc. filed on April 22, 2005)

10.1.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and William J. McGurk (incorporated herein by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.2	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.1 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.2.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.3	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Gregory A. White effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.3.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Gregory A. White (incorporated herein by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.4	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.4.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr. (incorporated herein by reference to Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.5	Supplemental Savings and Retirement Plan of Rockville Bank (incorporated herein by reference to Exhibit 10.13 to the Pre-Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on March 29, 2005)

10.5.1	First amendment to Exhibit 10.5, the Supplemental Savings and Retirement Plan of Rockville Bank (incorporated herein by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

Rockville Financial, Inc.	36

10.6	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

10.7	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.8	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.9	Rockville Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.12 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.10	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto.

Rockville Financial, Inc.	37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.
By:	/s/ Mr. Gregory A. White
Mr. Gregory A. White
SVP, Chief Financial Officer and Treasurer

Date: August 9, 2007

Rockville Financial, Inc.	38