Form 10-Q
period 2007-09-30
Rockville Financial Inc.
filed 2007-11-09
CIK 1311131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.
Commission File Number: 000-51239
ROCKVILLE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Connecticut	30-0288470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut	06066
(Address of principal executive officers)	(Zip Code)
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
As of October 31, 2007, there were 19,569,840 shares of Registrant’s no par value common stock outstanding.

Rockville Financial, Inc.	2

Part I — FINANCIAL INFORMATION
     Item 1. Interim Financial Statements:
Rockville Financial, Inc.
Condensed Consolidated Statements of Condition
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$18,150	$21,000
Short-term investments	6,187	1,381

Total cash and cash equivalents	24,337	22,381
AVAILABLE FOR SALE SECURITIES-At fair value	145,865	132,467
LOANS RECEIVABLE (Net of allowance for loan losses of $10,518 in 2007 and $9,827 in 2006)	1,114,803	1,033,355
FEDERAL HOME LOAN BANK STOCK	10,914	9,836
ACCRUED INTEREST RECEIVABLE	5,082	4,473
DEFERRED TAX ASSET-Net	5,296	5,238
BANK PREMISES AND EQUIPMENT-Net	14,307	12,624
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	9,228	8,954
RECEIVABLE ON MATURED SECURITIES	3,000	—
OTHER ASSETS	1,789	2,438

TOTAL	$1,335,691	$1,232,836

LIABILITIES AND CAPITAL
LIABILITIES
DEPOSITS
Noninterest bearing	$94,610	$93,068
Interest bearing	858,365	791,443

Total deposits	952,975	884,511
MORTGAGORS AND INVESTORS ESCROW ACCOUNTS	2,731	5,320
ADVANCES FROM THE FEDERAL HOME LOAN BANK	206,785	178,110
PAYABLE FOR SECURITIES PURCHASED	5,505	—
ACCRUED EXPENSES AND OTHER LIABILITIES	11,122	9,831

Total liabilities	1,179,118	1,077,772

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,569,840 shares and 19,574,640 shares issued and outstanding (includes 147,960 shares and 163,960 shares of unvested restricted stock) at September 30, 2007 and December 31, 2006, respectively	85,249	85,249
Additional paid-in capital	2,791	1,854
Unallocated stock held by ESOP	(5,910)	(6,434)
Treasury stock, at cost (321,030 shares at September 30, 2007)	(4,785)	—
Retained earnings	80,156	76,063
Accumulated other comprehensive loss, net of tax	(928)	(1,668)

Total stockholders’ equity	156,573	155,064

TOTAL	$1,335,691	$1,232,836

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	3

Rockville Financial, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME:
Loans	$17,190	$15,272	$49,608	$42,120
Securities-interest	1,447	1,172	4,103	3,624
Interest bearing deposits	23	29	75	80
Securities-dividends	289	379	847	687

Total interest and dividend income	18,949	16,852	54,633	46,511

INTEREST EXPENSE
Deposits	6,984	5,553	19,974	13,802
Borrowed funds	2,166	2,005	6,159	5,526

Total interest expense	9,150	7,558	26,133	19,328

Net interest income	9,799	9,294	28,500	27,183

PROVISION FOR LOAN LOSSES	157	414	590	1,421

Net interest income after provision for loan losses	9,642	8,880	27,910	25,762

NONINTEREST INCOME:
Service charges and fees	1,258	1,149	3,612	3,063
Net gain from sale of securities	148	26	453	204

Total noninterest income	1,406	1,175	4,065	3,267

NONINTEREST EXPENSE:
Salaries and employee benefits	4,193	3,488	12,113	10,261
Service bureau fees	898	773	2,506	2,202
Occupancy and equipment	917	832	2,591	2,454
Professional fees	400	341	1,173	913
Marketing and promotions	186	229	803	743
Insurance and FDIC assessments	43	51	143	155
Other	1,014	1,097	3,020	2,967

Total noninterest expense	7,651	6,811	22,349	19,695

INCOME BEFORE INCOME TAXES	3,397	3,244	9,626	9,334

PROVISION FOR INCOME TAXES	1,136	1,076	3,199	3,095

NET INCOME	$2,261	$2,168	$6,427	$6,239

(Continued)

Rockville Financial, Inc.	4

Rockville Financial, Inc.
Condensed Consolidated Statements of Income — Continued
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income per share (see Note 2):
Basic	$0.12	$0.12	$0.34	$0.33
Diluted	0.12	0.12	0.34	0.33

Weighted average shares outstanding:
Basic	18,702,072	18,846,247	18,809,718	18,832,125
Diluted	18,702,072	18,846,247	18,809,718	18,832,125
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	5

Rockville Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	For the Nine Months
	Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,427	$6,239
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	40	136
Stock compensation expense	1,461	751
Provision for loan losses	590	1,421
Net gain from sale of securities	(453)	(204)
Depreciation and amortization	1,031	968
Loss on disposal of equipment	—	13
Deferred income taxes	(439)	(99)
Increase in cash surrender value of bank owned life insurance	(274)	(248)
Change in assets and liabilities:
Deferred loan fees and premiums	178	(139)
Accrued interest receivable	(609)	(498)
Other assets	1,327	323
Accrued expenses and other liabilities	1,299	447

Net cash provided by operating activities	10,578	9,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	4,886	3,030
Proceeds from calls and maturities of available for sale securities	12,600	13,115
Principal payments on available for sale mortgage-backed securities	9,148	11,237
Purchase of available for sale securities	(37,090)	(15,088)
Purchase of Federal Home Loan Bank stock	(1,078)	(1,338)
Proceeds from sales of loans	—	948
Net increase in loans	(82,216)	(161,891)
Purchases of bank premises and equipment	(2,714)	(2,312)

Net cash used in investing activities	(96,464)	(152,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock purchased for ESOP	—	(817)
Common stock repurchased	(4,374)	—
Net increase in noninterest bearing deposits	1,542	2,668
Net increase in interest bearing deposits	66,922	96,272
Decrease in mortgagors’ and investors’ escrow accounts	(2,589)	(2,273)
Proceeds from Federal Home Loan Bank advances	34,800	54,900
Repayments of Federal Home Loan Bank advances	(6,125)	(10,117)
Cash dividends paid on common stock	(2,334)	(777)

Net cash provided by financing activities	87,842	139,856

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,956	(3,333)
CASH AND CASH EQUIVALENTS — Beginning of year	22,381	23,611

CASH AND CASH EQUIVALENTS — End of period	$24,337	$20,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$25,957	$19,267
Income taxes	3,001	3,636
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	6

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

The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the condensed financial statements. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the Company’s 2006 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The following table set forth the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 (In thousands except share and per share information):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income	$2,261	$2,168	$6,427	$6,239

Weighted-average basic shares outstanding	18,702,072	18,846,247	18,809,718	18,832,125
Diluted effect of stock options and unvested restricted stock awards	—	—	—	—

Weighted-average diluted shares	18,702,072	18,846,247	18,809,718	18,832,125

Earnings per share:
Basic	$0.12	$0.12	$0.34	$0.33

Diluted	$0.12	$0.12	$0.34	$0.33

Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. The Company had no dilutive options and dilutive unvested restricted stock outstanding as of September 30, 2007. Options to purchase 256,600 shares of common stock had no dilutive effect at September 30, 2007 and were not included in the computation of diluted earnings per share at

Rockville Financial, Inc.	7

September 30, 2007 because the options’ exercise price was greater than the average market price of the common shares during the three and nine months ended September 30, 2007.

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

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). The Company adopted the provisions of SFAS 158 requiring the recognition of the funded status of defined benefit plans as of December 31, 2006. The statement requires the Company to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position and is effective for the Company on January 1, 2008. During the prior year, the Company had adopted the provisions of SFAS 158 and recorded $4.4 million in accumulated other comprehensive loss related to the unfunded defined benefit plans as of December 31, 2006. The Company recorded the amortized benefit plan expense related to the adoption of $226,000 and $678,000, net of taxes of $77,000 and $231,000, respectively, for the three and nine months ended September 30, 2007. The Company offers a defined benefit pension plan whose measurement date of the pension plan asset’s and benefit obligations is presently October 1 and will be changed in accordance with the provisions of SFAS 158 to the Company’s year-end of December 31, effective December 31, 2008. Refer to Note 4 for additional disclosures.

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

The Company sponsors a noncontributory defined benefit pension plan (the “Pension Plan”) covering all full-time employees hired before January 1, 2005. Participants who have completed one hour of eligible service prior to February 1, 1998 earn 3% of their average annual earnings times credited service up to a maximum of twenty years. All other participants earn 2% of their average annual earnings times credited service up to a maximum of thirty years. Participants earn one year of credited service each plan year that they have completed at least 1,000 hours of service. Participants become fully vested after five years of credited service. The Company’s funding policy is to contribute annually in order to meet at least the minimum funding standards established by the Employee Retirement Security Act of 1974 (“ERISA”).

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

Rockville Financial, Inc.	8

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

The amounts related to the Pension Plan, Supplemental Plans and the SERPs are reflected in the tables that follow as “Pension Plans”:
     Components of Net Periodic Benefit Cost

	Pension Plans		Postretirement Benefits
	Three Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Service cost	$238	$204	$5	$6
Interest cost	248	222	30	33
Expected return on plan assets	(263)	(244)	—	—
Amortization of net actuarial losses	121	124	22	30
Amortization of prior service cost	78	155	5	5

Net periodic benefit cost	$422	$461	$62	$74

	Pension Plans		Postretirement Benefits
	Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Service cost	$714	$603	$14	$12
Interest cost	744	666	91	80
Expected return on plan assets	(789)	(731)	—	—
Amortization of net actuarial losses	364	372	66	61
Amortization of prior service cost	234	465	14	15

Net periodic benefit cost	$1,267	$1,375	$185	$168

No contributions have been made to the pension plan for the nine months ended September 30, 2007. During the nine months ended September 30, 2007 the Company contributed $58,000 to the postretirement benefit plan. The Company anticipates contributing an additional $59,000 during the year ended December 31, 2007 to the postretirement benefit plan. The Company plans to contribute $675,000 to the pension plan for the 2007 plan year.

The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested instead of the matching contribution previously provided to participants of the 401(k) Plan. The 401(k) expense for the nine months ended September 30, 2007 and 2006 was $205,000 and $283,000, respectively.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the underfunded status of its defined benefit postretirement benefit plans as a liability in its December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected

Rockville Financial, Inc.	9

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

On January 1, 2006, the Company adopted SFAS 123R (revised 2004), Share-Based Payment. The adoption of this standard did not have an impact the Company’s consolidated financial statements since the Company had not issued any stock options or restricted stock before the adoption date. Under SFAS 123R, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period. The Company accelerates the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for vesting at the time an employee retires. Stock-based compensation granted to non-retirement-eligible individuals is expensed over the normal vesting period.

The Board of Directors and stockholders of the Company approved the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) in 2006. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company.

During the fourth quarter of 2006, the Board of Directors awarded 197,440 shares of restricted stock (net of 7,508 shares which were used by the executives for income tax withholding as described below) with a fair value of $3.5 million, as measured on the grant date, and options to purchase 179,200 shares of the Company’s stock with cliff vesting on December 13, 2008 and an exercise price of $17.77 per share. The restricted stock and options were issued to directors and officers of the Company. The fair value of the options awarded on grant date, net of estimated forfeitures, was $739,000 using the Black-Scholes pricing model. The right to exercise the stock options expires on December 13, 2016 with the exception of 7,000 shares that expire on an accelerated basis on April 30, 2012 due to a retirement of a director. There was no restricted stock awarded in the first nine months of 2007 and 85,500 options awarded in August of 2007 at an exercise price of $14.35 per share. The fair value of the options awarded in August, net of estimated forfeitures, was $349,000 using the Black-Scholes pricing model that uses assumptions noted in the following table. The August 2007 grant vested 20% immediately with an additional 20% vesting annually for each of the next four years. The right to exercise the stock options expires in August of 2017. Option and share awards provide for accelerated vesting if there is a change in control, as defined in the Plan. During the first nine months of 2007 there were forfeitures of 4,800 restricted stock shares and 8,100 stock options. As of September 30, 2007, there were 149,682 restricted stock shares and 617,975 stock options available for future grants under the Plan.

The Company made a tender offer to purchase 45,500 outstanding eligible options to purchase shares of common stock of the Company with an exercise price of $17.77 per share, granted on December 13, 2006. The tender offer was made to non-executive officer employees for a price of $2.61 per share for a total aggregate purchase price of $119,000. The Offer to Purchase has expired and the Company has accepted for purchase all properly tendered and not validly withdrawn options eligible, which represented the right to purchase an aggregate of 43,100 shares of the Company’s common stock. The tender offer expired on October 26, 2007 and was subsequently settled. Upon the terms and subject to the conditions of the Offer to Purchase, the Company paid an aggregate purchase price of $112,000 for the tendered options. This tender offer resulted in the immediate recognition of $110,000 of unrecognized stock compensation. In addition, an

Rockville Financial, Inc.	10

additional stock compensation expense of $13,000 was recorded to reflect the excess of the price paid over the fair value of the options purchased at the date of settlement.

Total employee and director share-based compensation expense recognized for stock options and restricted stock for the three and nine months ended September 30, 2007 was $378,000 and $677,000, respectively, of which director share-based compensation expense recognized (in the consolidated statement of income as other noninterest expense) was $65,000 and $238,000, respectively, and officer share-based compensation expense recognized (in the consolidated statement of income as salaries and benefit noninterest expense) was $313,000 and $439,000, respectively.

In November of 2006, the Board of Directors approved a stock repurchase program to purchase up to 349,830 shares. During the year ended December 31, 2006, the Company purchased 57,800 shares on the open market at a cost of $962,000 and re-issued them along with 139,640 shares of previously unissued shares to settle the restricted stock awards granted under the Plan during 2006. In September of 2007, the Board of Directors approved a stock repurchase program to purchase up to an additional 212,100 shares. During the first nine months of 2007 the Company purchased 321,030 shares on the open market at a cost of $4.8 million and holds these shares as treasury stock at September 30, 2007. As of September 30, 2007, the Company may repurchase up to 183,100 additional shares under the approved stock repurchase program. The Plan allows the Company to use either acquired or unissued shares to award future restricted stock grants or execute option exercises.

Stock Options:

For share-based compensation recognized for the three and nine months ended September 30, 2007, the Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted at the date of grant. Additional options were granted during August 2007. The weighted average estimated fair values of stock options granted in 2007 and the assumptions that were used in calculating such fair values were based on estimates at the date of grants as follows:

Weighted per share average fair value of options granted	$4.08
Assumptions:
Risk free interest rate	4.60%
Expected volatility	19.06%
Expected dividend yield	.84%
Expected life of options granted	6.5 years
The expected volatility was determined by using a weighted average of both the Company’s historical trading volatility experienced since the Company’s stock began publicly trading and the historical volatility of an index published by SNL Financial for mutual holding company’s common stock for the period before the Company’s stock began trading. It is management’s intent to use the Bank’s own experience once it approximates the expected life of the option plan. The grant was made to executive officers and the Company estimates there will be no forfeitures as they are top executives and are expected to remain employed during the next four years.

The expected life of stock options granted is derived using the simplified method and represents the period of time that stock options granted are expected to be outstanding.

The risk-free interest rate for periods within the contractual life of the stock option is based on the average seven years U.S. Treasury Note yield curve in effect at the date of grant.

The expected dividend yield reflects an estimate of the dividends the Company expects to declare over the expected life of the options granted.

Stock options provide grantees the option to purchase shares of common stock at a specified exercise price and, expire ten years from the date of grant. Stock options issued on August 14, 2007 and December 13, 2006 had exercise prices of $14.35 and $17.77, respectively, and were equal to the fair value of the shares on the date the options were granted. The Company recognizes compensation expense, measured as the fair value of the stock option on the date of grant, on a straight-line basis over the vesting period with accelerated recognition of compensation costs for stock options granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for vesting at the time an employee retires. Stock options granted to non-retirement-eligible individuals are expensed over the normal vesting period.

Rockville Financial, Inc.	11

The following table presents the activity related to stock options under the Plan for the three months ended September 30, 2007:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)

Stock options outstanding at July 1, 2007	172,100	$17.77
Granted	85,500	14.35
Exercised	—	—
Forfeited or expired	(1,000)	17.77

Stock options outstanding at September 30, 2007	256,600	16.63	9.3	$0

Options exercisable at September 30, 2007	107,900	16.16	9.2	0

     The following table presents the activity related to stock options under the Plan for the nine months ended September 30, 2007:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)

Stock options outstanding at January 1, 2007	179,200	$17.77
Granted	85,500	14.35
Exercised	—	—
Forfeited or expired	(8,100)	17.77

Stock options outstanding at September 30, 2007	256,600	16.63	9.3	$0

As of September 30, 2007, the unrecognized cost related to the stock options awarded of $410,000 will be recognized over a weighted-average period of 1.5 years.

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

As of September 30, 2007, the unrecognized cost relating to non-vested restricted stock awards to non-retirement age executives and directors granted under the Plan was $1.1 million which will be recognized over a weighted average period of 3.0 years.

The following table presents the activity for Restricted Stock for the three months ended September 30, 2007:

Weighted Average
	Number	Grant-
	of Shares	Date Fair Value

Unvested as of July 1, 2007	79,960	$17.63
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested as of September 30, 2007	79,960	$17.63

Rockville Financial, Inc.	12

The following table presents the activity for Restricted Stock for the nine months ended September 30, 2007:

		Weighted Average
	Number	Grant-
	of Shares	Date Fair Value

Unvested as of January 1, 2007 (1)	84,760	$17.61
Granted	—	—
Vested	—	—
Forfeited	(4,800)	17.22

Unvested as of September 30, 2007	79,960	$17.63

(1)	The unvested balance was revised to exclude shares that were constructively vested by employees and directors who are retirement-eligible as of the reporting date and prior to full vesting of the award because the Company’s incentive compensation plans allow for vesting at the time an employee or director retires.
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

The interest rate for the ESOP loan is the prime rate plus one percent, or 8.75% at September 30, 2007. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of September 30, 2007, the outstanding principal and interest due was $6.9 million, and principal payments of $1.4 million have been made on the loan since inception.

ESOP expense for the nine months ended September 30, 2007 and 2006 was $785,000 and $751,000, respectively. At September 30, 2007, there were 139,931 allocated, 0 unallocated and 559,728 unreleased ESOP shares; and the unreleased shares had an aggregate fair value of $8.0 million.

6.	Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation of FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 includes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the consolidated condensed financial statements. As a result, there was no cumulative effect related to adopting FIN 48. As of January 1, 2007 and September 30, 2007, there were no unrecognized tax benefits related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2003 through 2006.
As of January 1, 2007 and September 30, 2007, the Company has not accrued any interest related to uncertain tax positions.

Rockville Financial, Inc.	13

7.	Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

		Unrealized
		Income (Loss)	Accumulated
		on Available-	Other
	Unamortized	For-Sale	Comprehensive
	Benefit Plans	Securities	(Loss) Income
		(In Thousands)
January 1, 2007	$(4,406)	$2,738	$(1,668)
Change	149	285	434

March 31, 2007	(4,257)	3,023	(1,234)
Change	149	(351)	(202)

June 30, 2007	(4,108)	2,672	(1,436)
Change	149	359	508

September 30, 2007	$(3,959)	$3,031	$(928)

The following table summarizes other comprehensive income and the related tax effects for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)
Net income as reported	$2,261	$2,168	$6,427	$6,239
Unrealized gain on securities available for sale	544	1,437	444	1,053
Tax benefit	(185)	(489)	(151)	(358)

Net unrealized loss on securities available for sale	359	948	293	695

Amortization of unamortized benefit plans	226	—	678	—
Tax provision	(77)	—	(231)	—

Net amortization of unamortized benefit plans	149	—	447	—

Other comprehensive income, net of tax	508	948	740	695

Total comprehensive income	$2,769	$3,116	$7,167	$6,934

8.	Commitments and Contingencies

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

Rockville Financial, Inc.	14

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(In thousands)
Commitments to extend credit:
Future loan commitments	$43,028	$23,740
Undisbursed construction loans	98,628	93,563
Undisbursed home equity lines of credit	104,771	101,675
Undisbursed commercial lines of credit	52,411	57,368
Standby letters of credit	12,086	17,614
Unused checking overdraft lines of credit	102	98

	$311,026	$294,058

9.	Legal Matters

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

10.	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Bank was classified at its most recent notification as “well capitalized”. At September 30, 2007, the Company and the Bank exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

Rockville Financial, Inc.	15

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of September 30, 2007 and December 31, 2006 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Rockville Bank:
September 30, 2007
Total capital to risk weighted assets	$135,150	13.5%	$80,089	8.0%	$100,111	10.0%
Tier I capital to risk weighted assets	124,142	12.4	40,046	4.0	60,069	6.0
Tier I capital to total average assets	124,142	9.6	51,726	4.0	64,657	5.0

Rockville Bank:
December 31, 2006
Total capital to risk weighted assets	$127,949	13.9%	$73,640	8.0%	$92,050	10.0%
Tier I capital to risk weighted assets	117,606	12.8	36,752	4.0	55,128	6.0
Tier I capital to total average assets	117,606	9.6	49,003	4.0	61,253	5.0

Rockville Financial, Inc.:
September 30, 2007
Total capital to risk weighted assets	$167,431	16.7%	$80,206	8.0%	$100,258	10.0%
Tier I capital to risk weighted assets	156,423	15.6	40,108	4.0	60,163	6.0
Tier I capital to total average assets	156,423	12.1	51,710	4.0	64,638	5.0

Rockville Financial, Inc.:
December 31, 2006
Total capital to risk weighted assets	$165,992	18.0%	$73,774	8.0%	$92,218	10.0%
Tier I capital to risk weighted assets	155,649	16.9	36,840	4.0	55,260	6.0
Tier I capital to total average assets	155,649	12.8	48,640	4.0	60,800	5.0
Connecticut law restricts the amount of dividends that the Bank can pay based on earnings for the current year and the preceding two years.
In accordance with Connecticut banking regulations, the Bank has an established liquidation account (the “Liquidation Account”) for the benefit of its deposit account holders at the time of the reorganization in 2005 of the Bank’s single-tier mutual holding company to its current structure with the Company as a mid-tier holding company with public stockholders. The Liquidation Account was established in an amount equal to the Bank’s equity capital as of the latest practicable date prior to the reorganization and will be maintained for ten (10) years from its establishment. The Liquidation Account is divided into sub-accounts representing the respective amounts of the holders’ deposit accounts at the time of the establishment of the amount of the Liquidation Account. The Liquidation Account is reduced in an amount annually, as of the end of the Bank’s fiscal year, to reflect any reduction in the balance in any deposit sub-account at that time from the balance at the time of the previous measurement. Sub-account balances, and accordingly the amount the Liquidation Account, will never increase irrespective of any increase in the balances in the respective deposit accounts. The function of the Liquidation Account is to establish priorities for the distribution of the Bank’s assets among its depositors and the Company’s stockholders in the unlikely event of the Bank’s complete liquidation, and its function shall not operate to restrict the use or application of the equity capital of the Company.

Rockville Financial, Inc.	16

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
Factors that could cause this difference – many of which are beyond our control – include without limitation the following:
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

Rockville Financial, Inc.	17

Overview
Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed in 2004. The Reorganization and Minority Stock Issuance Plan (the “Plan”) adopted by the Company’s and Rockville Bank’s Boards of Directors was completed on May 20, 2005. Pursuant to the Plan, the Company became a mid-tier holding company. Rockville Financial MHC, Inc. holds fifty-six percent of the Company’s common stock, and the Company holds all the common stock of Rockville Bank (the “Bank”). The Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and nineteen branches located in Hartford and Tolland counties in Connecticut. The Bank’s deposits are insured under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.
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

Rockville Financial, Inc.	18

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
Other than Temporary Impairment of Securities: Debt and equity securities are classified as “available for sale” and recorded at fair value, with unrealized gains or losses excluded from earnings and recorded as other comprehensive income, net of tax in the Condensed Consolidated Statements of Condition. On a quarterly basis, securities with unrealized depreciation for twelve or more consecutive months and other securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other than temporary. It is assessed whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings. Management can designate securities as “held to maturity”. “Held to maturity” securities are debt securities that management has the positive intent and ability to hold to maturity. Currently, management has no securities classified as “held to maturity” on the balance sheet.
Management believes the policy for evaluating securities for other than temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income. As of September 30, 2007, there was an aggregate $551,000 of unrealized losses related to $49.7 million of securities in an unrealized loss position for 12 or more consecutive months which management determined, based on current market trends, the nature of the investments, industry analysis, and other evaluations, were not other than temporarily impaired. If management’s judgment regarding impairment of these securities changes in the future, it will reduce our net income accordingly. The aggregate unrealized losses as of September 30, 2007 for securities in an unrealized loss position for 12 or more consecutive months consisted of $442,000 and $109,000 in unrealized losses for debt securities and equity securities, related to $47.7 million and $2.0 million of debt and equity securities, respectively. The $442,000 of aggregate unrealized loss for debt securities in an unrealized loss position for 12 or more consecutive months as of September 30, 2007 consisted primarily of unrealized losses on U.S. Government-sponsored enterprises, mortgage-backed securities and private issuers who maintained investment grade ratings, which the Company has both the intent and the ability to hold to maturity or until the fair value fully recovers. Our investment portfolio contained no securities that are subject to the risk of “sub-prime” lending as of September 30, 2007 and December 31, 2006. The $109,000 of aggregate unrealized loss for equity securities in an unrealized loss position for 12 or more consecutive months as of September 30, 2007 consisted of equity securities that management believes are not other than temporary impaired as management has the intent and ability to hold these investments until their fair value recovers.
Income Taxes: We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a loan loss allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1999 through September 30, 2007; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of September 30, 2007,

Rockville Financial, Inc.	19

management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of September 30, 2007, our net deferred tax asset was $5.3 million and there was no valuation allowance.
On January 1, 2007, the Company changed its accounting policy related to accounting for tax contingencies in connection with the adoption of FIN 48, an interpretation of Financial Accounting Standards Board (“FASB”) Statement 109. See Note 6 - Income Taxes for additional information.
Pension and Other Postretirement Benefits: We have a noncontributory defined benefit pension plan that provides benefits for substantially all employees hired before January 1, 2005 who meet certain requirements as to age and length of service. The benefits are based on years of service and average compensation, as defined. Our funding policy is to contribute annually in order to meet at least the minimum funding standards established by the ERISA.
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

Rockville Financial, Inc.	20

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2007 and 2006
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage servicing income, bank owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy and equipment, service bureau fees, and other noninterest expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the three and nine months ended September 30, 2007 and 2006.
Income Statement Summary

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
	(In thousands)
Net interest income	$9,799	$9,294	$505	$28,500	$27,183	$1,317
Provision for loan losses	157	414	(257)	590	1,421	(831)
Noninterest income	1,406	1,175	231	4,065	3,267	798
Noninterest expense	7,651	6,811	840	22,349	19,695	2,654

Income before income taxes	3,397	3,244	153	9,626	9,334	292
Provision for income taxes	(1,136)	(1,076)	(60)	(3,199)	(3,095)	(104)

Net income	$2,261	$2,168	$93	$6,427	$6,239	$188

Net income increased by $93,000, or 4.3%, to $2.3 million for the quarter ended September 30, 2007 from $2.2 million for the same period in the prior year. The increase in net income primarily resulted from a $505,000, or 5.4%, increase in our net interest income, a decline in the provision for loan losses of $257,000, or 62.1%, an increase in noninterest income of $231,000, or 19.7%, offset by an increase in our noninterest expenses of $840,000, or 12.3%, and an increase in the provision for income taxes of $60,000, or 5.6%.
The $505,000 increase in our net interest income is attributable to a $12.9 million, or 6.5%, increase in average net interest-earning assets, partially offset by a 15 basis point decline in our net interest margin due to the cost of interest-bearing liabilities rising faster than our yield on interest-earning assets because of the competitive deposit gathering environment present in our marketplace during this time period. Our net interest margin was 3.15% for the three months ended September 30, 2007 compared to 3.30% for the same period in the prior year. The increase in the average net interest-earning assets is the result of a $116.3 million, or 10.3%, increase in earning assets and partially offset by a $103.4 million, or 11.1%, increase in interest-bearing liabilities.
The $257,000 decline in the provision for loan losses for the quarter ended September 30, 2007 compared to the same period in the prior year is the result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio.
The $231,000 increase in noninterest income recorded for the quarter ended September 30, 2007 when compared to the same period in the prior year is principally due to a $109,000 increase in service charges, resulting primarily from a $29,000 increase in overdraft fees from the implementation of an overdraft protection program in June of 2006 that provides short-term funding of overdrafts to approved deposit customers, a $55,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network, and an increase in Infinex, Inc. brokerage fees of $19,000, in addition to an increase in the net gains on sales of securities of $122,000.
The $840,000 increase in noninterest expense for the quarter ended September 30, 2007 when compared to the same period in the prior year was primarily attributable to an increase of $705,000 in salary and employee benefits, a $125,000 increase in service bureau fees, an $85,000 increase in occupancy and equipment costs, a $59,000 increase in professional fees offset by a $43,000 decrease in

Rockville Financial, Inc.	21

marketing and promotions and $83,000 decrease in other noninterest expenses. The $705,000 increase in salary and employee benefits reflects an increase of $212,000 in salary costs principally incurred in connection with annual salary increases, the expansion of branch facilities and the commercial banking division, an increase of $210,000 for estimated bonus expense, a $313,000 increase in stock incentive award expenses related to the Stock Incentive Award Plan that was implemented in the fourth quarter of 2006, a $30,000 increase in health and postretirement expenses offset by a $33,000 decrease in supplemental retirement and savings agreements and a $23,000 reduction in ESOP expenses in the third quarter of 2007 when compared to the third quarter of 2006. The $125,000 increase in service bureau fees is mainly due to a $98,000 increase in core processing service costs, a $3,000 decrease in wide area network telecommunications servicing costs and a $30,000 increase in ATM servicing fees. The higher service costs are primarily attributable to the costs associated with increased processing services due to the overall growth experienced in loans, deposits and debit card processing. The $85,000 increase in occupancy expense is largely due to expansion of our branch and ATM network. The $83,000 decrease in other noninterest expenses primarily reflects a decrease in appraisals and credit reports of $49,000 and off-balance sheet allowance expense of $93,000 offset by a $64,000 increase directors fees and expenses including $65,000 in stock incentive plan expenses for the directors compared to none in the third quarter of 2006.
Net income increased by $188,000, or 3.0%, to $6.4 million for the nine months ended September 30, 2007 from $6.2 million for the same period in the prior year. The increase in net income primarily resulted from a $1.3 million, or 4.8%, increase in our net interest income, a decline in the provision for loan losses of $831,000, or 58.5%, an increase in noninterest income of $798,000, or 24.4%, offset by an increase in our noninterest expenses of $2.7 million, or 13.5%, and an increase in the provision for income taxes of $104,000, or 3.4%.
The $1.3 million increase in our net interest income is attributable to a $13.2 million, or 6.8%, increase in average net interest-earning assets, partially offset by a 23 basis point decline in our net interest margin due to the cost of interest-bearing liabilities rising faster than our yield on interest-earning assets because of the competitive deposit gathering environment present in our marketplace during this time period. Our net interest margin was 3.14% for the nine months ended September 30, 2007 compared to 3.37% for the same period in the prior year. The increase in the average net interest-earning assets is the result of a $133.0 million, or 12.4%, increase in earning assets and partially offset by a $119.8 million, or 13.6%, increase in interest-bearing liabilities.
The $831,000 decline in the provision for loan losses for the nine months ended September 30, 2007 compared to the same period in the prior year is the result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio.
The $798,000 increase in noninterest income recorded for the nine months ended September 30, 2007 when compared to the same period in the prior year is principally due to a $549,000 increase in service charges, resulting primarily from a $295,000 increase in overdraft fees from the implementation of an overdraft protection program in June of 2006 that provides short-term funding of overdrafts to approved deposit customers, a $145,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network, and an increase in Infinex, Inc. brokerage fees of $60,000, in addition to an increase in the net gains on sales of securities of $249,000.
The $2.7 million increase in noninterest expense for the nine months ended September 30, 2007 when compared to the same period in the prior year was primarily attributable to an increase of $1.9 million in salary and employee benefits, a $304,000 increase in service bureau fees, a $260,000 increase in professional fees, a $137,000 increase in occupancy and equipment costs, a $60,000 increase in marketing and promotions and a $53,000 increase in other noninterest expenses. The $1.9 million increase in salary and employee benefits reflects an increase of $805,000 in salary costs principally incurred in connection with annual salary increases, the expansion of branch facilities and the commercial banking division in addition to $439,000 in stock incentive award expenses in the first nine months of 2007 compared to no awards in the first nine months of 2006. Additional payroll cost increases for the nine months ended September 30, 2007 compared to the same period in the prior year included $449,000 for bonus accrual, $160,000 for less salary deferrals relating to lower loan originations, $170,000 in health and postretirement expenses and $28,000 in ESOP expenses. The $304,000 increase in service bureau fees is mainly due to a $168,000 increase in core processing services, a $61,000 increase in wide area network telecommunications servicing costs and a $75,000

Rockville Financial, Inc.	22

increase in ATM servicing fees. The higher service costs are primarily attributable to the costs associated with increased processing services due to the overall growth experienced in loans, deposits and debit card processing. The $137,000 increase in occupancy expense is largely due to expansion of our branch and ATM network. The $260,000 increase in professional fees was primarily due to a $77,000 increase in audit fees largely due to the increased costs of complying with Section 404 of the Sarbanes Oxley Act and an increase of $183,000 in various consulting services and outsourcing. The $53,000 increase in other noninterest expenses primarily reflects a $247,000 increase in directors fees and expenses which includes $237,000 in stock incentive plan expenses for the directors compared to none in the first nine months of 2006, a $37,000 increase in dues and subscriptions, and a $45,000 increase in computer supplies offset by a $48,000 decrease in printing and forms expense, a $147,000 decrease in appraisals and credit reports and a $97,000 decrease in off-balance sheet allowances.
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

Rockville Financial, Inc.	23

	Three Months Ended September 30,
	2007			2006
					Interest
	Average	Interest and	Yield/	Average	and
	Balance	Dividends	Cost	Balance	Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$1,092,391	$17,190	6.29%	$993,703	$15,272	6.15%
Available for sale securities	137,825	1,577	4.58	120,991	1,284	4.25
Federal Home Loan Bank stock	10,206	159	6.23	9,836	268	10.90
Other earning assets	2,911	23	3.16	2,511	28	4.46

Total interest-earning assets	1,243,333	18,949	6.10	1,127,041	16,852	5.98

Noninterest-earning assets	52,873			53,327

Total assets	$1,296,206			$1,180,368

Interest-bearing liabilities:
NOW and money market accounts	$197,310	784	1.59	$183,666	727	1.58
Savings accounts	126,924	196	0.62	134,952	207	0.61
Time deposits	519,293	5,995	4.62	435,962	4,612	4.23

Total interest-bearing deposits	843,527	6,975	3.31	754,580	5,546	2.94

Mortgagor’s and investor’s escrow accounts	2,359	9	1.53	1,704	7	1.64

Advances from the Federal Home Loan Bank	185,329	2,166	4.67	171,559	2,005	4.67

Total interest-bearing liabilities	1,031,215	9,150	3.55%	927,843	7,558	3.26%

Noninterest-bearing liabilities	108,499			96,254

Total liabilities	1,139,714			1,024,097
Capital	156,492			156,271

Total liabilities and capital	$1,296,206			$1,180,368

Net interest income		$9,799			$9,294

Net interest rate spread (1)			2.55%			2.72%
Net interest-earning assets (2)	$212,118			$199,198

Net interest margin (3)			3.15%			3.30%

Average interest-earning assets to average interest-bearing liabilities			120.57%			121.47%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rockville Financial, Inc.	24

	Nine Months Ended September 30,
	2007			2006
					Interest
	Average	Interest and	Yield/	Average	and
	Balance	Dividends	Cost	Balance	Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$1,063,495	$49,608	6.22%	$938,159	$42,120	5.99%
Available for sale securities	132,840	4,460	4.48	125,370	3,932	4.18
Federal Home Loan Bank stock	9,960	490	6.56	9,349	379	5.41
Other earning assets	2,462	75	4.06	2,864	80	3.72

Total interest-earning assets	1,208,757	54,633	6.03	1,075,742	46,511	5.76

Noninterest-earning assets	51,536			51,959

Total assets	$1,260,293			$1,127,701

Interest-bearing liabilities:
NOW and money market accounts	$188,196	2,221	1.57	$188,016	2,167	1.54
Savings accounts	128,834	590	0.61	142,275	647	0.61
Time deposits	503,382	17,126	4.54	383,622	10,955	3.81

Total interest-bearing deposits	820,412	19,937	3.24	713,913	13,769	2.57

Mortgagor’s and investor’s escrow accounts	3,001	37	1.64	2,645	33	1.67

Advances from the Federal Home Loan Bank	176,125	6,159	4.66	163,210	5,526	4.51

Total interest-bearing liabilities	999,538	26,133	3.49%	879,768	19,328	2.93%

Noninterest-bearing liabilities	104,311			93,857

Total liabilities	1,103,849			973,625
Capital	156,444			154,076

Total liabilities and capital	$1,260,293			$1,127,701

Net interest income		$28,500			$27,183

Net interest rate spread (1)			2.54%			2.83%
Net interest-earning assets (2)	$209,219			$195,974

Net interest margin (3)			3.14%			3.37%

Average interest-earning assets to average interest-bearing liabilities			120.93%			122.28%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rockville Financial, Inc.	25

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

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
	Compared to			Compared to
	September 30, 2006			September 30, 2006
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$1,546	$372	$1,918	$5,797	$1,691	$7,488
Securities interest, dividends & income from other assets	205	(26)	179	254	380	634

Total earning assets	1,751	346	2,097	6,051	2,071	8,122

Interest expense:
NOW and money market accounts	54	3	57	2	52	54
Savings accounts	(12)	3	(9)	(60)	7	(53)
Time deposits	936	447	1,383	3,823	2,348	6,171

Total interest-bearing deposits	978	453	1,431	3,765	2,407	6,172
FHLB Advances	161	—	161	446	187	633

Total interest bearing liabilities	1,139	453	1,592	4,211	2,594	6,805

Change in net interest income	$612	$(107)	$505	$1,840	$(523)	$1,317

Net Interest Income: Net interest income before the provision for loan loss was $9.8 million for the three months ended September 30, 2007, compared to $9.3 million for the same period in the prior year. The $505,000, or 5.4%, increase in our net interest income is primarily due to a $12.9 million, or 6.5%, increase in average net interest-earning assets, partially offset by a 15 basis point decline in our net interest margin. Average earning assets increased by $116.3 million, or 10.3%, to $1.2 billion for the three months ended September 30, 2007 when compared to the same period in the prior year. The increase in the average net interest-earning assets and average earning assets reflects the net impact of continued strong loan growth funded primarily by time deposits. Our net interest margin declined 15 basis points to 3.15% for the three months ended September 30, 2007 from 3.30% for the same period in the prior year. Our net interest rate spread declined 17 basis points due to an increase in our cost of funds resulting from the continued strong competition for deposits in our marketplace during this time period, which was partially offset by the increase in our earning asset yield.
Net interest income before the provision for loan loss was $28.5 million for the nine months ended September 30, 2007, compared to $27.2 million for the same period in the prior year. The $1.3 million, or 4.8%, increase in our net interest income is primarily due to a $13.2 million, or 6.8%, increase in average net interest-earning assets, partially offset by a 23 basis point decline in our net interest margin. Average earning assets increased by $133.0 million, or 12.4%, to $1.2 billion for the nine months ended September 30, 2007 when compared to the same period in the prior year. The increase in the average net interest-earning assets and average earning assets reflects the net impact of continued strong loan growth funded by time deposits and FHLB advances. Our net interest margin declined 23 basis points to 3.14% for the nine months ended September 30, 2007 from 3.37% for the same period in the prior year. Our net interest rate spread declined 29 basis points due to an increase in our cost of funds resulting from the rising rate environment in which we were operating and the continued strong competition for deposits in our marketplace during this time period, which was partially offset by the increase in our earning asset yield.

Rockville Financial, Inc.	26

Interest and Dividend Income: Interest and dividend income increased by $2.1 million, or 12.4%, to $18.9 million for the three months ended September 30, 2007 from $16.9 million for the same period in the prior year. Our yield on earning assets for the three months ended September 30, 2007 increased 12 basis points to 6.10% when compared to 5.98% for the three months ended September 30, 2006. Interest income on loans receivable increased by $1.9 million, or 12.6%, to $17.2 million from $15.3 million. The increase in loan interest income was primarily due to a $98.7 million, or a 9.9%, increase in average loans receivable and a 14 basis point increase in the average yield on the loan portfolio. The increase in the average yield was attributable to adjustable rate loans repricing upward partially offset by a competitive loan environment. The effect of the rising rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period. The prime rate used as an index to re-price various commercial and home equity adjustable loans decreased to 7.75% at September 30, 2007 from 8.25% at September 30, 2006. The one-year Constant Maturity Treasury Bill Index used to re-price adjustable rate residential mortgages decreased 86 basis points during the past year to 4.11% at September 30, 2007 from 4.97% at September 30, 2006.
Interest and dividend income increased by $8.1 million, or 17.5%, to $54.6 million for the nine months ended September 30, 2007 from $46.5 million for the same period in the prior year. Our yield on earning assets for the nine months ended September 30, 2007 increased 27 basis points to 6.03% when compared to 5.76% for the nine months ended September 30, 2006. Interest income on loans receivable increased by $7.5 million, or 17.8%, to $49.6 million from $42.1 million. The increase in loan interest income was primarily due to a $125.3 million, or a 13.4%, increase in average loans receivable and a 23 basis point increase in the average yield on the loan portfolio. The increase in the average yield was attributable to rising interest rates partially offset by a competitive loan environment.
Interest Expense: Interest expense for the three months ended September 30, 2007 increased $1.6 million, or 21.1%, to $9.2 million from $7.6 million from the same period in the prior year. The increase resulted from a $103.4 million, or a 11.1%, increase in average interest-bearing liabilities and an increase of 29 basis points paid on average interest-bearing liabilities for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The increase in the cost of funds was due to a competitive deposit gathering environment relating to time deposits present in our marketplace during this time period. Generally speaking, management would prefer to fund growth with deposits instead of wholesale borrowings. There are periods when market conditions are such that wholesale borrowings are more financially advantageous, in which case management will temporarily increase its use of wholesale borrowings. Average balances on interest-bearing deposits rose to $843.5 million, an increase of $88.9 million, or 11.8%, for the three months ended September 30, 2007 compared to $754.6 million for the same period in the prior year. Average balances on advances from the Federal Home Loan Bank increased $13.7 million, or 8.0%, to $185.3 million for the three months ended September 30, 2007 from $171.6 million for the same period in the prior year.
Interest expense for the nine months ended September 30, 2007 increased $6.8 million, or 35.2%, to $26.1 million from $19.3 million from the same period in the prior year. The increase resulted from a $119.8 million, or a 13.6%, increase in average interest-bearing liabilities and an increase of 56 basis points paid on average interest-bearing liabilities for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Average balances on interest-bearing deposits rose to $820.4 million, an increase of $106.5 million, or 14.9%, for the nine months ended September 30, 2007 compared to $713.9 million for the same period in the prior year. Average balances on advances from the Federal Home Loan Bank increased $12.9 million, or 7.9%, to $176.1 million for the nine months ended September 30, 2007 from $163.2 million for the same period in the prior year.
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

Rockville Financial, Inc.	27

these factors, management recorded provisions of $157,000 for the three months ended September 30, 2007, which reflects a decrease of $257,000, when compared to the same period in the prior year and of $590,000 for the nine months ended September 30, 2007, which reflects a decrease of $831,000, when compared to the same period in the prior year. At September 30, 2007, the allowance for loan losses totaled $10.5 million, which represented 0.94% of total loans and 898.97% of non-performing loans compared to an allowance for loan losses of $9.8 million, which represented 0.94% of total loans and 658.20% of non-performing loans as of December 31, 2006.
Noninterest Income: We have the following sources of noninterest income: banking service charges on deposit accounts, bank owned life insurance, mortgage servicing income and brokerage and insurance fees from Infinex, Inc., the Bank’s on-premise provider of non-deposit investment services.
Noninterest income increased by $231,000, or 19.7%, to $1.4 million for the quarter ended September 30, 2007 from $1.2 million earned during the same period in the prior year. The $231,000 increase is principally due to a $109,000 increase in service charges, resulting primarily from a $29,000 increase in overdraft fees from the implementation of an overdraft protection program in mid- June 2006 that provides short-term funding of overdrafts to approved deposit customers, a $55,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network and an increase in brokerage fees of $19,000 from Infinex, Inc. In addition, net gains on sales of securities increased $122,000 for the quarter ended September 30, 2007 when compared to the same period in the prior year.
Noninterest income increased by $798,000, or 24.4%, to $4.1 million for the nine months ended September 30, 2007 from $3.3 million earned during the same period in the prior year. The $798,000 increase is principally due to a $549,000 increase in service charges, resulting primarily from a $295,000 increase in overdraft fees from the implementation of an overdraft protection program in mid- June 2006 that provides short-term funding of overdrafts to approved deposit customers, a $145,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network and an increase in brokerage fees of $60,000 from Infinex, Inc. In addition, net gains on sales of securities increased $249,000 for the nine months ended September 30, 2007 when compared to the same period in the prior year.
Noninterest Expense: Noninterest expense increased by $840,000, or 12.3%, to $7.7 million for the three months ended September 30, 2007 from $6.8 million for the same period in the prior year and noninterest expense increased by $2.7 million, or 13.5%, to $22.3 million for the nine months ended September 30, 2007 from $19.7 million for the same period in the prior year. The following table summarizes noninterest expense for the three and nine months ended September 30, 2007 and 2006:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	Change	2007	2006	Change
	(In thousands)
Salaries and employee benefits	$4,193	$3,488	$705	$12,113	$10,261	$1,852
Service bureau fees	898	773	125	2,506	2,202	304
Occupancy and equipment	917	832	85	2,591	2,454	137
Professional fees	400	341	59	1,173	913	260
Marketing and promotions	186	229	(43)	803	743	60
Insurance and FDIC Assessments	43	51	(8)	143	155	(12)
Other	1,014	1,097	(83)	3,020	2,967	53

Total noninterest expense	$7,651	$6,811	$840	$22,349	$19,695	$2,654

The $705,000 increase in salary and employee benefits for the three months ended September 30, 2007 when compared to the same period last year, reflects an increase of $212,000 in salary costs principally incurred in connection with annual salary increases, the expansion of branch facilities and the commercial banking division in addition to $313,000 in stock incentive award expenses in the third quarter of 2007 compared to no awards in the third quarter of 2006. The number of full-time equivalent employees increased to 189 as of September 30, 2007 from 184 as of September 30, 2006. The

Rockville Financial, Inc.	28

$125,000 increase in service bureau fees is mainly due to a $98,000 increase in core processing services, a $30,000 increase in ATM serving fees and a $3,000 decrease in wide area network telecommunications servicing costs. The higher service bureau fees are primarily attributable to increased processing costs due to the overall growth experienced in loans, deposits and debit card processing. The $85,000 increase in occupancy expense is largely due to expansion of our branch and ATM network.
The $1.9 million increase in salary and employee benefits for the nine months ended September 30, 2007 when compared to the same period last year, reflects an increase of $805,000 in salary costs principally incurred in connection with annual salary increases, the expansion of branch facilities and the commercial banking division in addition to $439,000 in stock incentive award expenses in the first nine months of 2007 compared to no awards in the first nine months of 2006. The $304,000 increase in service bureau fees is mainly due to a $168,000 increase in core processing services, a $75,000 increase in ATM serving fees and a $61,000 increase in wide area network telecommunications servicing costs. The higher service bureau fees are primarily attributable to increased processing costs due to the overall growth experienced in loans, deposits and debit card processing. The $137,000 increase in occupancy expense is largely due to expansion of our branch and ATM network. The $260,000 increase in professional fees was primarily due to a $77,000 increase in audit fees largely due to the increased costs of complying with Section 404 of the Sarbanes Oxley Act and an increase of $183,000 in various consulting services and outsourcing.
The following table summarizes significant components of other noninterest expense for the three and nine months ending September 30, 2007 and 2006:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	Change	2007	2006	Change
	(In thousands)
Directors fees	$165	$101	$64	$537	$290	$247
Telephone	42	62	(20)	167	190	(23)
Postage	85	103	(18)	280	277	3
Courier	79	65	14	224	223	1
Dues and subscriptions	46	38	8	170	133	37
Service charges	34	35	(1)	96	101	(5)
Printing and forms	116	145	(29)	237	285	(48)
Other	447	548	(101)	1,309	1,468	(159)

Total other noninterest expense	$1,014	$1,097	$(83)	$3,020	$2,967	$53

Other noninterest expense decreased by $83,000, or 7.6%, to $1.0 million for the three months ended September 30, 2007 compared to $1.1 million for the same period in the prior year. The $83,000 decrease in other noninterest expenses was primarily due to a decrease of $29,000 for printing and forms and a decrease of $101,000 in other noninterest expenses, (comprised of supplies, training, loan servicing, human resource expenses and other miscellaneous expenses) including a decrease of $49,000 for appraisals and credit reports and of $93,000 for off-balance sheet allowances offset by a $64,000 increase directors fees and expenses which included $65,000 in stock incentive plan expenses for the directors in the third quarter of 2007 compared to none in the third quarter of 2006.
Other noninterest expense increased by $53,000, or 1.8%, to $3,020,000 for the nine months ended September 30, 2007 compared to $2,967,000 for the same period in the prior year. The $53,000 increase in other noninterest expenses is primarily due to a $247,000 increase in directors fees and expenses including $237,000 in stock incentive plan expenses for the directors in 2007 compared to none in 2006, offset by a $159,000 decrease in “Other” expenses, (comprised of supplies, training, loan servicing, human resource expenses and other miscellaneous expenses) including a decrease of $147,000 for appraisals and credit reports and of $97,000 for off-balance sheet allowances.
Income Tax Expense: Income tax expense increased $60,000, or 5.6%, to $1,136,000 for the three months ended September 30, 2007 as compared to a $1,076,000 tax expense for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The provision for income taxes is 33.4% and 33.2% of pretax income for the three months ended

Rockville Financial, Inc.	29

September 30, 2007 and September 30, 2006, respectively. Income tax expense increased $104,000, or 3.4%, to $3.2 million for the nine months ended September 30, 2007 as compared to $3.1 million tax expense for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The provision for income taxes is 33.2% of pretax income for the nine months ended September 30, 2007 and September 30, 2006. Our effective tax rate differs from the statutory rate of 35% primarily due to the dividend received deduction, non-taxable earnings on bank owned life insurance and the add-back of the excess of fair value over the cost basis of ESOP expense to taxable income.
Comparison of Financial Condition at September 30, 2007 and December 31, 2006
Summary: The Company’s total assets increased $102.9 million, or 8.3%, to $1.3 billion at September 30, 2007, from $1.2 billion at December 31, 2006, primarily due to a $81.4 million, or 7.9%, increase in loans receivable and a $13.4 million, or 10.1%, increase in available for sale investments. Net loans receivable increased by $81.4 million to $1.1 billion at September 30, 2007 as compared to $1.0 billion at December 31, 2006 principally due to increases in commercial real estate, one-to-four family residential and construction mortgages. Available for sale investment securities increased to $145.9 million as of September 30, 2007 compared to $132.5 million at December 31, 2006. The Company purchased $37.1 million in available for sale investment securities during the nine months ended September 30, 2007 to replace maturities, calls and investment sales and to maintain the investment portfolio to assist in providing liquidity when needed.
Deposits increased $68.5 million, or 7.7%, from December 31, 2006, to $953.0 million at September 30, 2007. The growth was principally attributable to a $66.9 million increase in interest-bearing deposits and a $1.5 million increase in noninterest bearing deposits due to several deposit account promotions. Federal Home Loan Bank advances increased $28.7 million, or 16.1%, to $206.8 million at September 30, 2007 from $178.1 at December 31, 2006. The added liquidity from deposit growth and Federal Home Loan Bank advances was primarily used to fund loan growth.
Total capital increased $1.5 million, or 1.0%, to $156.6 million at September 30, 2007 compared to $155.1 million at December 31, 2006 primarily due to earnings, ESOP compensation expense offset by the purchase of treasury stock, ESOP purchases and cash dividends paid.
Investment Securities: At September 30, 2007, the Company’s investment portfolio, consisting solely of available for sale securities, was $145.9 million, or 10.9% of total assets. The portfolio was comprised of $2.0 million in U.S. Government and Agency securities, $53.0 million in U.S. government sponsored enterprises, $4.3 million in corporate bonds, $1.0 million in municipal bonds, $65.1 million in agency issued mortgage-backed securities, $20.2 million in marketable equity securities and $241,000 in non-marketable equity securities. The net unrealized gains on available for sale securities, net of taxes increased $293,000 to $3.0 million, net of taxes, at September 30, 2007 from $2.7 million at December 31, 2006. The increase in the net unrealized gains on investment securities available for sale reflects the small reduction in the value of the marketable equity security portfolio during the period offset by the positive impact that decreasing long-term investment market rates had on the debt securities portfolio during the first nine months of 2007.
Lending Activities: Net loans receivable increased $81.4 million, or 7.9%, to $1.1 billion at September 30, 2007 compared to $1.0 billion at December 31, 2006 primarily due to increases in commercial real estate, one-to-four family residential and construction mortgages. Residential real estate loans increased $20.9 million, or 3.3%, to $661.0 million. Commercial real estate loans increased $45.7 million, or 19.6%, to $278.2 million. Construction loans increased $12.3 million, or 19.3%, to $76.2 million. The increase in loans reflects continued demand for loans, increased branch capacity and additions made to our commercial lending staff. Commercial business loans declined $44,000, or 0.1%, to $97.2 million. As of September 30, 2007 and December 31, 2006, commercial business loans consisted of $27.4 million and $34.1 million of loans fully guaranteed by the United States Department of Agriculture and $69.8 million and $63.1 million in loans partially guaranteed by the Small Business Administration, revolving business lines of credit and term loans, respectively.

Rockville Financial, Inc.	30

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

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Nonaccrual loans:
Residential(1)	$230	$422
Commercial	386	311
Commercial business loans	35	114
Installment, collateral and other loans	10	8

Total nonaccrual loans(2)	661	855
Accruing loan past due 90 days or more	—	—
Other accruing loans	—	78
Troubled debt restructurings	509	560

Total non-performing loans	1,170	1,493
Real estate owned	—	—

Total non-performing assets	$1,170	$1,493

Total non-performing loans to total loans	0.10%	0.14%
Total non-performing loans to total assets	0.09%	0.12%
Allowance for loan losses as a percent of total loans	0.94%	0.94%
Allowance for loan losses as a percent of non-performing loans	898.97%	658.20%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on nonaccrual loans totaled $36,000 and $52,000 at September 30, 2007 and December 31, 2006, respectively.
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

Rockville Financial, Inc.	31

of collateral and changes in general economic and business conditions. The Company’s methodology for assessing the adequacy of the allowance for loan losses utilized both objective and subjective factors. Lastly, in recognition of the subjectivity and the inherent lending risks that are difficult to objectively define in a timely manner, the Company makes a further supplemental provision to the allowance representing the unallocated allowance. The unallocated portion of the allowance is $1.4 million and 1.6 million as of September 30, 2007 and December 31, 2006, respectively.
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
The allowance for loan losses was $10.5 million and $9.8 million at September 30, 2007 and December 31, 2006, respectively. The increase in the allowance resulted from a $590,000 provision for loan losses for the nine months ended September 30, 2007 and increased by $101,000 in net recoveries. The allowance was deemed adequate based upon management’s analysis and includes a decrease of $831,000 in the provision recorded during the nine months ended September 30, 2007 when compared to the same period in the prior year as a result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio. At September 30, 2007, the allowance for loan losses represented 0.94% of total loans and 898.97% of

Rockville Financial, Inc.	32

non-performing loans compared to 0.94% of total loans and 658.20% of non-performing loans as of December 31, 2006.
Deposits: Deposits increased $68.5 million, or 7.7%, to $953.0 million at September 30, 2007 from $884.5 million at December 31, 2006. The growth was principally attributable to a $52.3 million increase in time deposits due to the success of several time deposit promotions in addition to a $16.2 million increase in core deposits despite a relatively competitive deposit gathering environment present in our marketplace during this time period. Despite a third quarter reduction in core deposits of $13.0 million, core deposits increased year-to-date $16.2 million due to seasonal fluctuations and transfers to time deposits. Regular savings decreased by $4.9 million, or 3.8%, to $123.7 million at September 30, 2007 from $128.6 million at December 31, 2006. The Company has been promoting competitive rate shorter-term time deposits linked to direct deposit in response to the competition within our marketplace to maintain existing market share and fund the loan growth experienced. At September 30, 2007, deposits consisted of $94.6 million in noninterest bearing demand deposits, $88.1 million in NOW accounts, $123.7 million in savings accounts, $113.7 million in money market accounts, $967,000 in club accounts and $531.8 million in time deposits.
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
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2007 and December 31, 2006, respectively, $24.3 million and $22.4 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.
For the nine months ended September 30, 2007, our loan originations and purchases, net of collected principal and loan sales, totaled $82.2 million, reflecting net growth in our portfolio. Cash received from the calls and maturities of investment securities totaled $12.6 million for the nine months ended September 30, 2007. We purchased $37.1 million and received proceeds from the sale of $4.9 million in available for sale investment securities during the nine months ended September 30, 2007. The Company received $9.1 million in principal payments on available for sale mortgage-backed securities during the nine months ended September 30, 2007.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $68.5 million for the nine months ended September 30, 2007.
Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At September 30, 2007, we had $206.8 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $138.7 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 20% of total assets, or $267.1 million at September 30, 2007.
At September 30, 2007, we had outstanding commitments to originate loans of $43.0 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $268.0 million. At September 30, 2007, time deposits scheduled to mature in less than one year totaled $425.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a

Rockville Financial, Inc.	33

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

Rockville Financial, Inc.	34

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
Quantitative Analysis
Income Simulation: Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage
Increase (Decrease) in
Estimated Net
Interest Income
Over 12 Months
200 basis point increase in rates	0.2
200 basis point decrease in rates	(6.5)

Rockville Financial, Inc.	35

Rockville Bank’s Asset/Liability policy limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, our return on assets (“ROA”) may change by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA (for every 100 basis point interest rate change), whichever is less. These limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to decrease by a greater amount if interest rates fall. At September 30, 2007, income at risk (i.e., the change in net interest income) increased 0.2% and decreased 6.5% based on a 200 basis point increase or decrease, respectively. At September 30, 2007, return on assets is modeled to increase by 3 basis points and decrease by 14 basis points based on a 200 basis point increase or decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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

Rockville Financial, Inc.	36

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2007:
Issuer Purchases of Equity Securities

				Maximum
				Number of
			Total Number of	Shares that
			Shares	May Yet Be
	Total		Purchased as	Purchased
	Number of	Average	Part of Publicly	Under the
	Shares	Price Paid	Announced Plans	Plans or
Period	Purchased	per Share	or Programs	Programs (1)(2)
7/1/07 – 7/31/07	45,200	$14.73	45,200	31,374
8/1/07 – 8/31/07	31,374	14.68	31,374	—
9/1/07 – 9/30/07	29,000	14.18	29,000	183,100

Total	105,574	$14.56	105,574	183,100

(1)	Effective November 13, 2006, the Company adopted a plan to repurchase of up to 349,830 of our outstanding shares of common stock on the open market. At June 30, 2007, 76,574 shares were available to be purchased under this program.

(2)	Effective September 20, 2007, the Company adopted a plan to repurchase of up to 212,100 of our outstanding shares of common stock on the open market.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Rockville Financial, Inc.	37

Item 6. Exhibits

3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed for Rockville Financial, Inc. on May 13, 2005)

3.3	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 of Rockville Financial, Inc. filed on April 22, 2005)

10.1.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and William J. McGurk (incorporated herein by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.2	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.1 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.2.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.3	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Gregory A. White effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.3.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Gregory A. White (incorporated herein by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.4	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.4.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr. (incorporated herein by reference to Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.5	Supplemental Savings and Retirement Plan of Rockville Bank (incorporated herein by reference to Exhibit 10.13 to the Pre-Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on March 29, 2005)

10.5.1	First amendment to Exhibit 10.5, the Supplemental Savings and Retirement Plan of Rockville Bank (incorporated herein by reference to Exhibit 10.2.2 to the Company’s

Rockville Financial, Inc.	38

Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

10.6	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

10.7	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.8	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.9	Rockville Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.12 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.10	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto.

Rockville Financial, Inc.	39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.
By:	/s/ Gregory A. White
Gregory A. White
SVP, Chief Financial Officer and Treasurer

Date:	November 9, 2007

Rockville Financial, Inc.	40