Form 10-K
period 2007-12-31
Rockville Financial Inc.
filed 2008-03-17
CIK 1311131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-51239
ROCKVILLE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	30-0288470 (I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut (Address of principal executive officers)	06066 (Zip Code)
(860) 291-3600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of each exchange where registered

Common Stock, no par value	National Association of Securities Dealers
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes. ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. ☐ Yes. ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes. ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☑                      Non-accelerated filer ☐                      Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of Rockville Financial, Inc. as of June 30, 2007 was $109.3 million based upon the closing price of $15.10 as of June 29, 2007, the last business day of the registrant’s most recently completed second quarter. Directors and officers of the Registrant are deemed to be affiliates solely for the purposes of this calculation.
As of February 29, 2008, there were 19,568,284 shares of Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2007 fiscal year, are incorporated by reference into Part III of this Report on Form 10-K.

Rockville Financial, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2007

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

Item 1. Business
General
Rockville Financial, Inc., (the “Company”), a state-chartered mid-tier stock holding company holds all of the common stock of Rockville Bank (“the Bank”). The Federal Reserve Board regulates the Company, a mid-tier stock holding company, and its parent, Rockville Financial MHC, Inc., the top-tier mutual holding company.
The Bank is a state-chartered stock savings bank organized in Connecticut in 1858 that provides a full range of banking services to consumer and commercial customers through its main office in Rockville, CT, nineteen branches located in Hartford and Tolland counties in Connecticut and 40 automated teller machines (“ATM”), including 11 stand-alone ATM facilities. The Bank is regulated by the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s deposits are insured to the maximum allowable under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Home Loan Bank.
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
The Company employed 205 full-time equivalent employees at December 31, 2007. Management of the Company and the Bank are substantially identical. The Company does not own or lease any property but instead uses the premises, equipment and furniture of the Bank.
Competition
We face competition within our market area both in making loans and attracting deposits. Hartford and Tolland Counties have a high concentration of financial institutions including large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2007, based on the FDIC’s most recent annual Summary of Deposits Report, our market share of deposits represented 25.0% of deposits in Tolland County, the second largest market share in that county, and 2.0% of deposits in Hartford County.
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
Market Area
We operate in a primarily suburban market area that has a stable population and household base. All of our current offices are located in Hartford and Tolland Counties, Connecticut and a new Colchester location in New London County is expected to be opened in the second quarter of 2008. Our market area is located in the north central part of Connecticut including, in part, the eastern part of the greater Hartford metropolitan area. Our main office is located in Rockville and is located approximately 15 miles from Hartford. Hartford and Tolland Counties have a mix of industry groups and employment sectors, including services, wholesale/retail trade and manufacturing as the basis of the local economy. Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending area is broader than our primary deposit market area and includes all of Hartford and Tolland Counties, and parts of the adjacent Windham and Middlesex Counties. In addition to our primary lending areas we have expanded lending activities to include an out of state regional commercial real estate lending program.
Lending Activities
Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential real estate. One-to-four family residential real estate mortgage loans represented $666.0 million, or 59.2%, of our loan portfolio at December 31, 2007. We also offer commercial real estate loans, commercial business loans, construction mortgage loans and consumer loans. Commercial real estate loans totaled $284.5 million, or 25.3%, of our total loan portfolio at December 31, 2007. Commercial business loans totaled $92.9 million, or 8.3%, of our total loan portfolio at December 31, 2007. Construction mortgage loans totaled $70.6 million, or 6.3%, of our loan portfolio at December 31, 2007. Consumer loans, consisting primarily of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans, totaled $11.5 million, or 1.0%, of our total loan portfolio at December 31, 2007. As of December 31, 2007, loans to borrowers engaged in similar activities did not exceed 10% of total loans outstanding. The largest exposure to a related group was $19.7 million at December 31, 2007. These loans are performing according to their terms. Our net deferred loan fees and premiums totaled $1.5 million at December 31, 2007 largely due to the purchase of adjustable rate mortgage loans from two mortgage banking firms beginning in 2004 and continuing through the current year end.
The composition of the Bank’s loan portfolio was as follows at the dates indicated:

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Residential (1)	$666,003	59.18%	$640,076	61.46%	$557,306	64.31%	$450,054	64.21%	$334,625	62.73%
Commercial	284,460	25.28	232,550	22.33	149,006	17.19	136,594	19.49	122,600	22.99
Construction (2)	70,617	6.27	63,902	6.14	47,105	5.44	22,067	3.15	14,535	2.72
Commercial business loans	92,869	8.25	97,234	9.34	109,099	12.59	88,700	12.66	58,683	11.00
Installment, collateral and other loans	11,469	1.02	7,607	0.73	4,119	0.47	3,473	0.49	2,970	0.56

Total loans	1,125,418	100.00%	1,041,369	100.00%	866,635	100.00%	700,888	100.00%	533,413	100.00%

Net deferred loan fees and premiums	1,529		1,813		1,740		1,732		40
Allowance for loan losses	(10,620)		(9,827)		(8,675)		(6,371)		(4,971)

Loans, net	$1,116,327		$1,033,355		$859,700		$696,249		$528,482

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	Construction loans are reported net of undisbursed construction loans of $96.8 million, $93.6 million, $64.1 million, $23.0 million and $3.0 million as of December 31, 2007, 2006, 2005, 2004 and 2003, respectively.
Residential Mortgage Loans: One of our primary lending activities consists of the origination of one-to-four family residential mortgage loans that are primarily secured by properties located in Tolland and Hartford Counties. Of the $666.0 million one-to-four family residential mortgage loans at December 31, 2007, $90.2 million were fixed rate home equity loans and $82.1 million consisted of balances outstanding on home equity lines of credit. Generally, one-to-four family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We usually do not make loans with a loan-to-value ratio in excess of 97% for loans secured by single-family homes. Fixed rate mortgage loans generally are originated for terms of 10, 15, 20, 25 and 30 years. Typically, all fixed rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) policies and procedures. Fixed rate residential mortgage loans are periodically sold in the secondary market. We will usually retain the servicing rights for all loans that we sell in the secondary market. We originated $92.0 million of fixed rate one-to-four family residential loans during the year ended December 31, 2007, none of which were sold in the secondary market.
We also offer adjustable-rate mortgage loans for one-to-four family properties, with an interest rate which adjusts annually based on the one-year Constant Maturity Treasury Bill Index, after either a one-, three-, four-, five-, seven-, or nine-year initial fixed rate period. We originated $52.2 million of adjustable rate one-to-four family residential loans during the year ended December 31, 2007. Additionally, we purchased $16.7 million in adjustable rate mortgages from two local mortgage banking firms during the year ended December 31, 2007. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.
Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. Of our one-to-four family residential loans, $312.3 million, or 46.9%, had adjustable rates of interest at December 31, 2007 and $132.6 million of these loans will see a rate reset in the next twelve months. Adjustable rate mortgages generally pose greater repayment risk than fixed rate loans during a rising interest rate environment, primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. Continued declines in real estate values and the slow down in the housing market may make it more difficult for borrowers experiencing financial difficulty to sell their homes or refinance their debt due to their declining collateral values.
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
All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property. We also require homeowner’s insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. At December 31, 2007, our largest residential mortgage loan had a principal balance of $1.5 million. This loan is performing in accordance with its repayment terms.
We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one-to-four family residences. At December 31, 2007, home equity loans and equity lines of credit totaled $172.3 million, or 15.3%, of total loans. At December 31, 2007, the unadvanced amounts of home equity lines of credit totaled $104.8 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to no more than 90%. Our home equity lines of credit have ten year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18% per annum.
Commercial Real Estate Loans: We originate commercial real estate loans and loans on owner occupied properties used for a variety of business purposes including small office buildings, industrial facilities and retail facilities. These projects are generally located in our primary market area. At December 31, 2007, commercial mortgage loans totaled $284.5 million, or 25.3%, of total loans. Our commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one borrower limit. Our commercial real estate loans may be made with terms of up to 20 years and amortization schedules up to 30 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the Federal Home Loan Bank of Boston Classic Advance Rates. In reaching a decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise, business cash flow and credit history, and the appraised value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We typically require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and owners of 20% or more of the entity.
A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and typically includes periodic face-to-face meetings with the borrower. We generally require commercial borrowers to provide updated financial statements and federal tax returns annually. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan or commitment as of December 31, 2007 was a loan for $15.7 million, which was performing according to its terms.
Loans secured by commercial real estate, including multi-family properties, generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate, including multi-family properties, are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.
Commercial Construction Loans: We offer commercial construction loans including real estate subdivision development loans to licensed contractors and builders for the construction and development of commercial real estate projects and one-to-four family residential properties. At December 31, 2007, commercial construction loans totaled $63.4 million, which amounted to 5.6%, of total loans outstanding. At December 31, 2007, the unadvanced portion of these construction loans totaled $93.2 million. Our commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one borrower limit. We extend loans to residential subdivision developers for the purpose of land acquisition, the development of infrastructure and the construction of homes. Advances are determined as a percentage of cost or appraised value (whichever is less) and the project is physically inspected prior to each advance. We typically limit the numbers of model homes financed by a customer, with the majority of construction advances supported by purchase contracts. As of December 31, 2007 the single largest outstanding commercial construction loan commitment on a single residential subdivision totaled $8.0 million with $4.7 million of advances drawn as of December 31, 2007, which were performing according to their terms. Commercial real estate subdivision loans, commercial real estate and one to four family residential loans to contractors entails significant additional risks as compared with single-family residential mortgage lending to owner-occupants. These loans typically involve large loan balances concentrated in single borrowers or groups of related borrowers. An economic downturn could have an adverse impact on the value of the properties securing construction loans and on the borrower’s ability to sell the units for the amounts necessary to complete the project and repay the loans.
Residential Construction Loans: We originate construction loans to individuals and contractors for the construction and acquisition of personal residences. At December 31, 2007, residential construction mortgage loans amounted to $7.2 million, or 0.6%, of total loans. At December 31, 2007, the unadvanced portion of these construction loans totaled $3.6 million.
Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months. At the end of the construction phase, the construction loan converts to a long-term owner occupied residential mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 80%. At December 31, 2007, our largest residential construction mortgage loan commitment was for $1.3 million, $185,000 of which had been disbursed. This loan is performing according to its terms. Construction loans to individuals are generally made on the same terms as our one-to-four family mortgage loans.
Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.
Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the actual cost (including interest) of construction and other assumptions. If the estimate of construction cost is too low, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value is too high, we may be confronted with a project, when completed, with a value that is insufficient to assure full payment.
Commercial Business Loans: At December 31, 2007, we had $92.9 million in commercial business loans, of which $28.7 million were guaranteed by either the Small Business Administration (“SBA”) or the United States Department of Agriculture (“USDA”). We occasionally purchase USDA guaranteed loans in the secondary loan market from various experienced brokers. These loans carry a variable rate and adjust on a quarterly basis using the prime rate as the base index. There is no risk of principal or accrued interest loss up to loan payment dates, as we only purchased the guaranteed portion of the loan. The guarantee is that of the full faith and credit of the United States of America. We determine the loans to be purchased based on net yield, borrower credit rating, size and the business segment composition of the existing portfolio. Monthly payments are received directly from the original lending institution. As of December 31, 2007, of the $28.7 million guaranteed loans, $1.4 million are SBA loans originated by us and $27.1 million and $143,000 were purchased and are fully guaranteed by the USDA and the SBA, respectively. In addition to the SBA and USDA loans, our commercial business loan portfolio at December 31, 2007 included $30.6 million in revolving business lines of credit with an additional $49.0 million of unused lines of credit commitments and $33.6 million in commercial business term loans. Total commercial business loans amounted to 8.3% of total loans as of December 31, 2007.
We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial business lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit (15% of equity capital and our allowance for loan losses, pursuant to Connecticut law) to which there were no exceptions as of December 31, 2007. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or financing short term cash needs. Commercial business loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the Federal Home Loan Bank of Boston Classic Advance Rates.
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
Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2007, our largest commercial business loan commitment totaled $10.7 million with $5.6 million of advances drawn as of December 31, 2007, which were performing according to their terms. In addition to the commercial business loans discussed above, we had $12.3 million in outstanding letters of credit as of December 31, 2007.
Installment, Collateral and Other Loans: We offer a limited range of installment and collateral consumer loans, principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, including indirect automobile loans, loans collateralized by deposit accounts and unsecured personal loans. Installment and collateral consumer loans totaled $11.5 million, or 1.0% of our total loan portfolio at December 31, 2007. This portfolio includes $1.8 million of fully secured collateral loans, $8.7 million of direct and indirect auto loans and $1.0 million of other consumer unsecured loans. While the asset quality of these portfolios is currently good, there is increased risk associated with auto and consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans.
Origination, Purchasing and Servicing of Loans: All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.
Generally, we retain in our portfolio all loans that we originate, however, for strategic reasons, including our interest rate risk management objectives, we periodically sell residential mortgage loans which conform to the underwriting standards specified by Freddie Mac. We also sell all mortgage loans insured by the Connecticut Housing Finance Authority (“CHFA”). All one-to-four family loans that we sell are sold pursuant to master commitments negotiated with Freddie Mac and are sold on a non-recourse basis. Historically, in such instances, our loans have been typically sold to either Federal National Mortgage Association (“Fannie Mae”) or Freddie Mac, and we have retained the rights to service those loans. We currently have no reason to believe our practices will change in the near future. However, we currently have no plans to sell residential mortgage loans. Depending on interest rate levels at the time of any such sale, loans may be sold at either a net gain or a net loss. Additionally, there is no guarantee we will be able to reinvest the proceeds from any future loan sales at interest rates comparable to the interest rates on the loans that are sold. Reinvestment in loans with lower interest rates would result in lower interest income on the reinvested proceeds compared to the interest income previously generated by the loans that were sold.
At December 31, 2007, the Company was servicing loans sold in the amount of $18.9 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.
In addition to purchasing loans guaranteed by the USDA or SBA, the Company purchases adjustable rate one-to-four family residential mortgage loans from two local mortgage banking firms licensed with the Connecticut Department of Banking. These local mortgage bankers are not employed by the Company and sell their loans based on relationships and competitive pricing. During the year ended December 31, 2007, the Company purchased $16.7 million in adjustable rate loans from two local mortgage banking firms, underwritten to the same credit specifications as the Company’s internally originated loans.

Loan Maturity Schedule
The following table sets forth the loan maturity schedule at December 31, 2007:

	Loans Maturing
		After One
	Within One	But Within	After Five
	Year	Five Year	Years	Total
	(In Thousands)
Real estate loans:
Residential	$1,288	$30,847	$633,868	$666,003
Commercial	6,803	42,143	235,514	284,460
Construction	8,101	24,180	38,336	70,617
Commercial business loans	30,848	28,731	33,290	92,869
Installment, collateral and other loans	135	9,588	1,746	11,469

Total	$47,175	$135,489	$942,754	$1,125,418

Loans Contractually Due Subsequent to December 31, 2008
The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2007 that are contractually due after December 31, 2008:

	Due After December 31, 2008
	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
Residential(1)	$352,548	$312,167	$664,715
Commercial	91,807	185,850	277,657
Construction	13,540	48,976	62,516
Commercial business loans	18,448	43,573	62,021
Installment, collateral and other loans	9,538	1,796	11,334

Total loans	$485,881	$592,362	$1,078,243

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.
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
The Company’s policies and loan approval limits are established by the Bank’s Board of Directors. The Board of Directors has designated lending authority based on officer level and loan type to a limited group of officers to approve loans of various amounts up to $500,000. The President, Senior Vice President, Commercial Banking Officer and the Senior Vice President, Chief Risk and Credit Officer can approve loans for up to and including $1.0 million. Loans over $1.0 million up to $4.0 million are approved by the Board of Director’s Lending Committee. Loans above $4.0 million must be approved by the Board of Directors.
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
All non-commercial mortgage loans are reviewed on a regular basis, and such loans are placed on nonaccrual status when they become more than 90 days delinquent. Commercial real estate and commercial business loans are evaluated for nonaccrual status on a case-by-case basis, but are typically placed on a nonaccrual status when they become more than 90 days delinquent. When loans are placed on nonaccrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received. For the year ended December 31, 2007, $56,000 of interest income related to troubled debt restructurings was recorded.
Classified Assets: Under our internal risk rating system, we currently classify loans and other assets considered to be of lesser quality as “substandard,” “doubtful,” “loss” or “impaired” assets. An asset is considered “substandard” if it is inadequately protected by either the current net worth or the paying capacity of the obligor or by the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets classified as “impaired” are those that exhibit elevated risk characteristics that differentiate themselves from the homogeneous loan categories.
An institution insured by the Federal Deposit Insurance Corporation is required to establish unallocated allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. Unallocated allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.
On the basis of management’s review of its assets, at December 31, 2007 we had classified $6.8 million of our assets as substandard, $1.6 million as impaired and none as doubtful. At December 31, 2007 there were no assets classified as loss.
The loan portfolio is reviewed on a regular basis to determine whether any loans require risk classification or reclassification. Not all classified assets constitute non-performing assets.

Loan Delinquencies
The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For					Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount		Number	Amount
	(Dollars in Thousands)
At December 31, 2007
Residential(1)	4	$389	6	$407		10	$796
Commercial	2	79	1	74		3	153
Construction	1	515	–	–		1	515
Commercial business loans	2	164	2	692		4	856
Installment, collateral and other loans	2	4	—	—		2	4

Total	11	$1,151	9	$1,173		20	$2,324

At December 31, 2006
Residential(1)	2	$110	4	$422		6	$532
Commercial	2	394	2	311		4	705
Construction	–	–	–	–		–	–
Commercial business loans	–	–	3	114		3	114
Installment, collateral and other loans	1	1	5	8		6	9

Total	5	$505	14	$855		19	$1,360

At December 31, 2005
Residential(1)	–	$–	11	$821		11	$821
Commercial	1	22	3	5,564	(2)	4	5,586	(2)
Construction	–	–	–	–		–	–
Commercial business loans	–	–	4	172		4	172
Installment, collateral and other loans	1	6	1	6		2	12

Total	2	$28	19	$6,563	(2)	21	$6,591	(2)

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	Balance includes a $4.9 million loan that is fully guaranteed by the United States Agriculture Department and was repaid in full in January 2006.

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

	At December 31,
	2007	2006	2005		2004	2003
	(Dollars in Thousands)
Nonaccrual loans:
Residential(1)	$407	$422	$821		$423	$305
Commercial	74	311	667		598	—
Construction	—	—	—		—	—
Commercial business loans	692	114	172		326	1,478
Installment, collateral and other loans	5	8	6		6	—

Total nonaccrual loans(2)	1,178	855	1,666		1,353	1,783
Accruing loans past due 90 days or more	—	—	4,897	(4)	—	24 (3)
Other accruing loans	—	78	—		—	—
Troubled debt restructurings	391	560	614		1,045	281

Total non-performing loans	1,569	1,493	7,177		2,398	2,088
Real estate owned	—	—	—		150	—
Other non-performing assets	—	—	–		—	268

Total non-performing assets	$1,569	$1,493	$7,177		$2,548	$2,356

Total non-performing loans to total loans	0.14%	0.14%	0.83	%(5)	0.34%	0.39%
Total non-performing loans to total assets	0.12%	0.12%	0.68	%(6)	0.27%	0.29%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on nonaccrual loans totaled $53,000 and $52,000 for the years ended December 31, 2007 and 2006, respectively.

(3)	The loan is fully guaranteed by the Small Business Administration.

(4)	Balance represents a loan that was fully guaranteed by the United States Agriculture Department and was repaid in full in January 2006.

(5)	The ratio is 0.26% when excluding the $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005 which was repaid in full in January, 2006.

(6)	The ratio is 0.22% when excluding the $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005 which was repaid in full in January, 2006.
Allowance for Loan Losses
The Company utilizes several methodologies in determining an appropriate level of allowance for loan losses. At the time of loan origination, a risk rating based on a nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. More complex loans, such as commercial business loans and commercial real estate, require that our internal independent credit area further evaluate the risk rating of the individual loan, with the credit area having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. Criticized assets are further evaluated to determine if risk and possible loss exposure require special allocations to the allowance for loan losses. The analysis has two broad components: specific and unallocated allowances.
Specific Allowance: The specific allowance is comprised of two components. The first component is made for loans for which recovery of the Bank’s principal investment is uncertain. In such cases, the size of the specific allowance is measured by determining an expected collection or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The second component of the specific allowance is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. Historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations are also considered. This analysis establishes factors that are applied to the loan groups to determine the amount of this component of the allowance.
Unallocated Allowance: The unallocated allowance represents the results of an analysis that measures the probable losses inherent in each portfolio. If the allowance for loan losses is too low, the Company may incur higher provisions for loan losses in the future resulting in lower net income. If an estimate of the allowance for loan losses is too high, we may experience lower provisions for loan losses resulting in higher net income. The unallocated allowance decreased to $838,000 as of December 31, 2007 from $1.6 million as of December 31, 2006. This decrease is a result of the loan portfolio becoming more seasoned partially offset by the continued growth in the portfolio.
Review of Credit Quality: The credit quality of the Company’s loan portfolio is reviewed by a third party risk assessment firm and by the Company’s internal credit management function. Review findings are reported periodically to senior management, the Board Lending Committee and the Board of Directors. This process is supplemented with several risk assessment tools including monitoring of delinquency levels, analysis of historical loss experience by loan type, identification of portfolio concentrations by borrower and industry, and a review of economic conditions that might impact loan quality. Based on these findings the allowance for each loan type is evaluated. The allowance for loan losses is calculated on a quarterly basis and reported to the Board of Directors.
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

Schedule of Allowance for Loan Losses
The following table sets forth activity in the allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Balance at beginning of year	$9,827	$8,675	$6,371	$4,971	$5,168
Provision for loan losses	749	1,681	2,700	2,372	2,100
Charge-offs:
Real estate(1)	(21)	(45)	–	–	(228)
Commercial business loans	(76)	(498)	(591)	(1,092)	(2,086)
Installment and collateral loans	(76)	(78)	(55)	(20)	(46)

Total charge-offs	(173)	(621)	(646)	(1,112)	(2,360)

Recoveries:
Real estate(1)	5	5	31	75	7
Commercial business loans	191	70	209	55	53
Installment and collateral loans	21	17	10	10	3

Total recoveries	217	92	250	140	63

Net recoveries (charge-offs)	44	(529)	(396)	(972)	(2,297)

Allowance at end of year	$10,620	$9,827	$8,675	$6,371	$4,971

Ratios:
Allowance for loan losses to non-performing loans at end of year	676.86. %	658.20%	120.87%	265.68%	238.07%
Allowance for loan losses to total loans outstanding at end of year	0.94%	0.94%	1.00%	0.91%	0.93%
Net charge-offs to average loans outstanding	0.00%	0.05%	0.05%	0.16%	0.45%

(1)	Real estate loans include one-to-four family residential mortgage loans, home equity loans, home equity lines of credit, commercial real estate and construction loans.
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

	At December 31,
	2007			2006			2005
		% of	% of Loans		% of	% of Loans		% of	% of Loans
	Allowance	Allowance	in Category	Allowance	Allowance	in Category	Allowance	Allowance	in Category
	for Loan	for Loan	to Total	for Loan	for Loan	to Total	for Loan	for Loan	to Total
	Losses	Losses	Loans	Losses	Losses	Loans	Losses	Losses	Loans
	(Dollars in Thousands)
Real Estate:
Residential(1)	$2,673	25.17%	59.18%	$1,051	10.70%	61.46%	$1,035	11.93%	64.31%
Commercial	3,387	31.89	25.28	4,241	43.16	22.33	3,459	39.88	17.19
Construction	1,285	12.10	6.27	959	9.76	6.14	707	8.15	5.44
Commercial business loans	2,102	19.79	8.25	1,959	19.93	9.34	1,541	17.76	12.59
Installment, collateral and other	335	3.16	1.02	55	0.56	0.73	27	0.31	0.47
Unallocated allowance	838	7.89	–	1,562	15.89	–	1,906	21.97	–

Total allowance for loan losses	$10,620	100.00%	100.00%	$9,827	100.00%	100.00%	$8,675	100.00%	100.00%

	At December 31,
	2004			2003
		% of	% of Loans		% of	% of Loans
	Allowance	Allowance	in Category	Allowance	Allowance	in Category
	for Loan	for Loan	to Total	for Loan	for Loan	to Total
	Losses	Losses	Loans	Losses	Losses	Loans
	(Dollars in Thousands)
Real Estate:
Residential(1)	$914	14.35%	64.21%	$706	14.20%	62.73%
Commercial	2,667	41.85	19.49	2,217	44.60	22.99
Construction	331	5.20	3.15	218	4.39	2.72
Commercial business loans	1,469	23.06	12.66	1,457	29.31	11.00
Installment, collateral and other	21	0.33	0.49	18	0.36	0.56
Unallocated allowance	969	15.21	–	355	7.14	–

Total allowance for loan losses	$6,371	100.00%	100.00%	$4,971	100.00%	100.00%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.
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
The Company’s Investment Policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine its credit quality and fit within our overall asset/liability management objectives, its effect on our risk-based capital and the overall prospects for yield and/or appreciation.
Investment Securities Portfolio: The following table sets forth the carrying values of our investment securities portfolio at the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
			(In Thousands)
Available for Sale:
U.S. Government and agency obligations	$2,016	$2,025	$1,989	$1,987	$1,974	$1,973
U.S. Government sponsored enterprises	12,000	12,011	58,991	58,584	35,999	35,493
Mortgage-backed securities	96,494	97,096	45,953	45,362	57,324	56,371
Corporate debt securities	4,068	3,863	7,891	7,906	18,975	18,980
Other debt securities	978	995	981	1,000	984	1,016
Marketable equity securities	15,744	20,141	12,273	17,387	11,456	14,975
Non-marketable equity securities	241	241	241	241	241	241

Total available for sale	$131,541	$136,372	$128,319	$132,467	$126,953	$129,049

During the year ended December 31, 2007, we recorded an other than temporary impairment charge of $233,000 related to the preferred stock of a U.S. government sponsored enterprise. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this security was $544,000 with no unrealized gain or loss at December 31, 2007.
Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, all securities purchased were classified available for sale at December 31, 2007.
U.S. Government and Agency Obligations and U.S. Government Sponsored Enterprises: At December 31, 2007, the Company’s U.S. Government and Agency securities portfolio totaled $2.0 million, and U.S. government sponsored enterprises totaled $12.0 million, all of which were classified as available for sale. There were no structured notes or derivatives in the portfolio.
Mortgage-Backed Securities: The Company purchases mortgage-backed securities insured or guaranteed by U.S. Government agencies and government sponsored entities, including Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk as a result of the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae.
Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Rockville Bank and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees, mortgage servicing and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize the Company’s borrowing obligations.
At December 31, 2007, mortgage-backed securities totaled $97.1 million, or 7.3% of assets and 7.6% of interest-earning assets, all of which were classified as available for sale. At December 31, 2007, 21% of the mortgage-backed securities were backed by adjustable rate loans and 79% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a book yield of 5.22% at December 31, 2007. The estimated fair value of our mortgage-backed securities at December 31, 2007 was $97.1 million, which is $602,000 more than the amortized cost of $96.5 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.
The Company’s investment portfolio contained no mortgage-backed securities that are subject to the risk of “sub-prime” lending as of December 31, 2007. Though the Company does not have a direct exposure to sub-prime related assets, the value and related income of the Company’s mortgage-backed securities are sensitive to changes in economic conditions, including delinquencies and/or defaults on the underlying mortgages. Though the Company has not been adversely impacted by recent events affecting the mortgage industry, continuing shifts in the market’s perception of credit quality on securities backed by residential mortgage loans may result in increased volatility of market price and periods of illiquidity that can negatively impact the valuation of certain securities held by the Company.
Corporate Bonds: At December 31, 2007, the Company’s corporate bond portfolio totaled $3.9 million, all of which was classified as available for sale. The corporate bond portfolio had a book yield of 5.83% at December 31, 2007. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our Investment Policy requires that corporate debt obligation purchases be rated “A” or better by a nationally recognized rating agency. A security that is subsequently downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment.
Marketable Equity Securities: We currently maintain a diversified equity securities portfolio. At December 31, 2007, our marketable equity securities portfolio totaled $20.1 million, or 1.5% of total assets, all of which were classified as available for sale. The portfolio consisted of $13.5 million of diversified common stock, $2.4 million of preferred stock issued by U.S. Government agencies and government sponsored entities and $4.2 million of mutual funds. At December 31, 2007, our investments in marketable equity securities consisted of investments of $13.5 million in corporate issuers, and the maximum investment in any single issuer was $2.5 million. The industries represented by our common stock investments are diverse and include banking, insurance and financial services, integrated utilities and various industrial sectors. Our investments in preferred stock consisted of investments in two government agencies, and the maximum investment in any single issuer was $0.9 million. The total equity portfolio will not exceed 100% of the Tier I capital of the Bank.
Investments in equity securities involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect our net capital position.
Other Debt Securities: These securities consist primarily of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds. Our Investment Policy requires that such state agency or municipal obligation purchases be rated “A” or better by a nationally recognized rating agency. A security that is subsequently downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment. At December 31, 2007, the Company’s state agency and municipal obligations portfolio totaled $1.0 million.
Portfolio Maturities and Yields: The composition and maturities of the investment securities portfolio at December 31, 2007 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2007, mortgage-backed securities with adjustable rates totaled $20.2 million.

					More than Five
			More than One Year		Years through Ten		More than Ten
	One Year or Less		through Five Years		Years		Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
					(Dollars in Thousands)

December 31, 2007
Debt Securities:
U.S. Government and agency obligations	$2,025	3.95%	$–	–%	$–	–%	$–	–%	$2,025	3.95%
U.S. Government sponsored enterprises	5,986	3.86	5,025	4.76	1,000	5.27	–	–	12,011	4.35
Mortgage-backed securities	26	4.95	477	5.44	6,471	4.30	90,122	5.28	97,096	5.22
Corporate debt securities	604	6.50	608	6.00	–	–	2,651	5.65	3,863	5.83
Other debt securities	254	6.89	—	—	503	4.31	238	4.86	995	5.10

Total debt securities	$8,895	4.15%	$6,110	4.93%	$7,974	4.42%	$93,011	5.29%	$115,990	5.13%

Marketable equity securities									20,141
Non-marketable equity securities									241

Total securities available for sale									$136,372

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
Deposits: A majority of our depositors are persons who work or reside in Hartford and Tolland Counties and, to a lesser extent, other northeastern Connecticut communities. We offer a selection of deposit instruments, including checking, savings, money market savings accounts, negotiable order of withdrawal (“NOW”) accounts and fixed-rate time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. The Company did not have any brokered deposits at December 31, 2007.
Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market rates, liquidity requirements, rates paid by competitors and growth goals. To attract and retain deposits, we rely upon personalized customer service, long-standing relationships and competitive interest rates.
The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. Expansion of the branch network and the commercial banking division, as well as deposit promotions have provided the Company with opportunities to attract new deposit relationships. It is unclear whether the recent growth in deposits will reflect our historical, stable experience with deposit customers. The ability to attract and maintain money market accounts and time deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2007, $522.8 million, or 55.0%, of our deposit accounts were time deposits, of which $429.9 million had maturities of one year or less.

Deposits: The following table displays a summary of the Company’s deposits as of the dates indicated:

	At December 31,
	2007			2006			2005
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
				(Dollars in Thousands)
Deposit type:
Demand deposits	$99,378	10.5%	0.00%	$93,068	10.5%	0.00%	$85,855	11.3%	0.00%
NOW accounts	85,854	9.0	0.51	86,670	9.8	0.45	90,706	11.9	0.30
Regular savings	121,800	12.8	0.60	128,604	14.6	0.60	151,551	19.9	0.60
Money market and investment savings	120,971	12.7	3.15	96,442	10.9	2.23	98,363	12.9	2.14
Club accounts	216	0.0	2.04	211	0.0	2.04	206	0.0	2.04

Total core accounts	428,219	45.0	1.16	404,995	45.8	0.82	426,681	56.0	0.77

Time deposits	522,819	55.0	4.49	479,516	54.2	4.51	334,715	44.0	3.39

Total deposits	$951,038	100.0%	2.99%	$884,511	100.0%	2.82%	$761,396	100.0%	1.92%

As of December 31, 2007, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $175.2 million. The following table sets forth the maturity of those time deposits as of December 31, 2007.

(In Thousands)
Three months or less	$73,244
Over three months through six months	41,439
Over six months through one year	39,712
Over one year to three years	16,988
Over three years	3,789

Total	$175,172

The following table sets forth the time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2007	2006	2005
	(In Thousands)
Interest Rate:
0.00% - 1.00%	$1,178	$1,178	$1,672
1.01% - 2.00%	1,002	4,440	69,259
2.01% - 3.00%	60,161	50,526	26,858
3.01% - 4.00%	42,480	44,589	123,321
4.01% - 5.00%	327,519	214,049	107,146
5.01% - 6.00%	90,479	161,675	5,789
6.01% - 7.00%	—	3,059	670

Total	$522,819	$479,516	$334,715

The following table sets forth the amounts and maturities of time deposits at December 31, 2007:

								Percentage
			Over Two	Over				of Total
		Over One	Years to	Three	Over Four			Time
	Less Than	Year to Two	Three	Years to	Years to			Deposit
	One Year	Years	Years	Four Years	Five Years	Thereafter	Total	Accounts
				(Dollars in Thousands)
Interest Rate:
0.00% - 1.00%	$1,178	$–	$–	$–	$–	$–	$1,178	0.23%
1.01% - 2.00%	648	121	233	–	–	–	1,002	0.19
2.01% - 3.00%	58,375	1,763	–	23	–	–	60,161	11.51
3.01% - 4.00%	21,392	14,216	3,958	1,381	1,505	28	42,480	8.12
4.01% - 5.00%	268,359	23,306	14,729	8,896	9,590	2,639	327,519	62.64
5.01% - 6.00%	79,967	5,777	1,932	1,438	1,119	246	90,479	17.31

Total	$429,919	$45,183	$20,852	$11,738	$12,214	$2,913	$522,819	100.00%

The following table sets forth the interest-bearing deposit activities for the years indicated:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Beginning balance	$791,443	$675,541	$614,526

Net increase in deposits before interest credited	33,136	95,994	49,671
Interest credited	27,081	19,908	11,344

Net increase in deposits	60,217	115,902	61,015

Ending balance	$851,660	$791,443	$675,541

Borrowed Funds
The Company’s borrowings consist solely of advances from and a line of credit with the Federal Home Loan Bank of Boston (“FHLBB”). At December 31, 2007, we had an available line of credit with the FHLBB in the amount of $10.0 million and access to additional Federal Home Loan Bank advances of up to $152.4 million.
The following table sets forth information concerning balances and interest rates on our FHLBB advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
FHLBB Advances:
Maximum amount of advances outstanding at any month end during the year	$206,785	$195,637	$131,104
Average advances outstanding during the year	183,219	168,942	122,828
Balance outstanding at end of year	201,741	178,110	130,867
Weighted average interest rate during the year	4.64%	4.58%	4.21%
Weighted average interest rate at the end of year	4.28%	4.59%	4.29%

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
SBR Investment Corp.: Established in January 1995, SBR Investment Corp. was established to maintain an ownership interest in Infinex Investments, Inc. (“Infinex”) a third-party, non-affiliated registered broker-dealer. Infinex provides broker-dealer services for a number of banks, to their customers, including the Bank’s customers through Rockville Financial Services, Inc.
Rockville Financial Services, Inc.: Established in May 2002, Rockville Financial Services, Inc. currently offers brokerage and investment advisory services through a contract with Infinex. In addition, Rockville Financial Services, Inc. operates three offices at Rockville Bank and offers customers a range of non-deposit investment products including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. Rockville Financial Services, Inc. receives a portion of the commissions generated by Infinex from sales to customers. For the year ended December 31, 2007, Rockville Financial Services, Inc. received fees of $471,000 through its relationship with Infinex.
Charitable Foundations:
Rockville Bank Foundation, Inc. (the “New Foundation”) (formerly known as Rockville Bank Community Foundation, Inc.): Rockville Bank Foundation, Inc., a private charitable foundation, was established in May 2005 in connection with the Company’s minority stock issuance. This foundation, which is not a subsidiary of the Company, provides grants to individuals and not-for-profit organizations within the communities that Rockville Bank serves. In 2005 the Company contributed $3.9 million in stock to the foundation in connection with the minority stock issuance. No contributions were made to the foundation during 2007. Effective October 3, 2007, Rockville Bank Foundation, Inc., the Old Foundation (see below), with assets of approximately $1.2 million merged into the New Foundation. At December 31, 2007, the New Foundation had assets of approximately $5.4 million, which included Rockville Financial, Inc. stock with a current value of $4.3 million. The foundation’s Board of Directors consists of two officers of Rockville Bank, the Chairman of the Board, the Vice Chairman of the Board, and one corporator of Rockville Financial MHC, Inc.
Rockville Bank Foundation, Inc. (the “Old Foundation”): Effective October 3, 2007, Rockville Bank Foundation, Inc. merged into Rockville Bank Community Foundation, Inc. Rockville Bank Foundation, Inc., a private charitable foundation, was established in May 1998. This foundation, which was not a subsidiary of the Company, provided grants to individuals and not-for-profit organizations within the communities that Rockville Bank served. No contributions were made to the foundation during 2007. At the time of the merger, the foundation had assets of approximately $1.2 million. The foundation’s Board of Directors consisted of two officers of Rockville Bank, the Chairman of the Board, the Vice Chairman of the Board, and one corporator of Rockville Financial MHC, Inc. These individuals also serve as the Board of Directors of Rockville Bank Community Foundation, Inc., which was established in connection with the offering.
Bank Owned Life Insurance
The Company owned $9.3 million Bank Owned Life Insurance (“BOLI”) at December 31, 2007. These policies were purchased in 2003 and 2004 for the purpose of protecting Rockville Bank against the cost/loss due to the death of key employees and to offset Rockville Bank’s future obligations to its employees under various retirement and benefit plans.
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
Bad Debt Reserves: Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Rockville Financial, Inc.’s subsidiary, Rockville Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Rockville Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2007, the subsidiary had no reserves subject to recapture in excess of its base year.
Taxable Distributions and Recapture: Prior to the 1996 Act, bad debt reserves created before January 1, 1988 were subject to recapture into taxable income if Rockville Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2007, our total federal pre-1988 base year reserve was approximately $1.2 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Rockville Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.
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
Net Operating Loss Carryovers: A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2007, Rockville Financial, Inc. had no net operating loss carryforwards for federal income tax purposes.
Corporate Dividends-Received Deduction: Rockville Financial, Inc. may exclude from its income 100% of dividends received from Rockville Bank as a member of the same affiliated group of corporations. To date, Rockville Bank has not paid a dividend and currently there is no plan to pay one in the near future. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.
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

Connecticut taxable income is multiplied by the state tax rate (9% for the fiscal year ending December 31, 2007) to arrive at Connecticut income tax.
In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Rockville Bank established a passive investment company, SBR Mortgage Company, in December 1998 and eliminated the state income tax expense of Rockville Bank effective December 31, 1998 through December 31, 2007. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could propose legislation to eliminate the passive investment company exemption. If such legislation were enacted, Rockville Financial, Inc. would be subject to state income taxes in Connecticut.
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
Dividends: The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a savings bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized.” The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to the Bank’s shareholder if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations.

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
Investment Activities: Since the enactment of the FDICIA, all state-chartered FDIC insured banks, including savings banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDICIA and the FDIC permit exceptions to these limitations. The FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the DIF. The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. For example, state chartered banks, such as Rockville Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Select Stock Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Rockville Bank received grandfathered authority from the FDIC to invest in listed stock and/or registered shares. The maximum permissible investment is 100% of Tier I

Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Connecticut law, whichever is less. Such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to Rockville Bank or if it converts its charter or undergoes a change in control. As of December 31, 2007, Rockville Bank had $13.5 million of securities which were held under such authority. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) specifies that a non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2007, Rockville Bank was a “well capitalized” institution.
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
Insurance of Deposit Accounts
The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. DIF members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. For the years ended December 31, 2007, 2006 and 2005, the total FDIC assessments were $229,000, $103,000 and $96,000, respectively. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Company.
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
Federal Home Loan Bank System
The Company is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the Federal Home Loan Bank of Boston. The Company was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2007 of $11.2 million. At December 31, 2007, Rockville Bank had $201.7 million in Federal Home Loan Bank advances.
The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late l980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. For the years ended December 31, 2007, 2006 and 2005, cash dividends from the Federal Home Loan Bank to the Company amounted to approximately $658,000, $521,000 and $359,000; respectively. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by the Company.
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
Miscellaneous Regulation
Sarbanes-Oxley Act of 2002: The Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client requires pre-approval by the company’s audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes-Oxley Act, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors, or the Board itself. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.
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
The USA Patriot Act: On October 26, 2001, the USA PATRIOT Act was enacted. The Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The Act also requires the federal banking regulators to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of an FDIC-insured institution. As such, if the Company or the Bank were to engage in a merger or other acquisition, the effectiveness of its anti-money-laundering controls would be considered as part of the application process. The Company has established policies, procedures and systems to comply with the applicable requirements of the law. The Patriot Act was reauthorized and modified with the enactment of the USA Patriot Improvement and Reauthorization Act of 2005.
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
Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay their outstanding loans. In the past, we have focused on providing adjustable-rate mortgages (“ARM’s”) to decrease the risk related to changes in the interest rate environment, however, these types of loans also involve other risks. As interest rates rise, the customers’ payments on an ARM also increase to the extent permitted by the loan terms thereby increasing the potential for default. Also, when interest rates decline substantially, borrowers tend to refinance into fixed-rate loans. In addition, recent declines in real estate values and the slow down in the housing market may make it more difficult for borrowers experiencing financing difficulty to sell their homes or refinance their debt due to their declining collateral values.
Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. At December 31, 2007, loans secured by real estate represented 91% of our total loans, largely secured by properties located in Hartford and Tolland Counties. A portion of the Company’s commercial real estate loans are originated under a regional real estate program limited to the Northeast. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.
As of December 31, 2007, approximately 39% of our loan portfolio consisted of commercial and industrial, commercial construction and land development, commercial business loans, and commercial real estate loans. These types of loans involve increased risks because the borrower’s ability to repay the loan typically depends primarily on the successful operation of the business or the property securing the loan. Additionally, these loans are primarily made to small- or middle-market business customers who may have vulnerability to economic conditions and who may not have experienced a complete business or economic cycle. These types of loans are also typically larger than single-family residential mortgage loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, commercial construction and land development, commercial business loans, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans would result in a reduction in interest income recognized on loans. An increase in non-performing loans also could require us to increase the provision for losses on loans and increase loan charge-offs, both of which would reduce our net income.
Due to the growth experienced in our commercial real estate and commercial business loans over the past few years during a declining rate environment, our unseasoned adjustable rate loans have not been subject to an increasing rate environment. A significant portion of our loan portfolio is unseasoned and may not perform as expected, if interest rates increase it may result in higher future charges for loan losses. Although we believe that our loan growth has been achieved without compromising loan underwriting standards, commercial business and commercial real estate loans are inherently riskier than residential mortgage loans, historically our primary loan product.
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
If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.
We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Recent declines in real estate values may impact the collateral values that secure our real estate loans. The impact of these declines on the original appraised values of secured collateral is difficult to estimate and may not be reflective of the current market values. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance which would decrease our net income. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans.
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
Rockville Bank opened new branch offices in Tolland and Coventry in 2004, in Glastonbury in 2005, South Glastonbury in 2006 and in Enfield and East Windsor in 2007. Rockville Bank intends to continue to expand through de novo branching, including the expected opening of new branches in Colchester and Manchester in the second and third quarters of 2008, respectively. Losses are expected from these new branches for some time as the expenses associated with them are largely fixed and are typically greater than the income earned as the branches build up their customer bases. No assurance can be given as to when, if ever, new branches will become profitable.
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
Stockholders approved establishment of the Rockville Financial, Inc. 2006 Stock Incentive Plan (the “Stock Incentive Plan”) at the Company’s 2006 Annual Meeting on August 22, 2006. The Stock Incentive Plan allows for the granting of up to 1,224,405 shares, or 13.8%, of the number of shares of common stock held by persons other than Rockville Financial MHC, Inc. to (i) fund the Stock Incentive Plan’s recognition and retention plan and (ii) satisfy the exercise of options under its stock option plan. In the event that a portion of these shares used to fund awards under the Stock Incentive Plan is obtained from authorized but un-issued shares or from purchases of shares in the open market, such awards will decrease our net income per share and stockholders’ equity per share. The Company made awards in 2007 and 2006 of a portion of the shares allowed under the Stock Incentive Plan, the expenses of which are reflected in the Company’s 2007 and 2006 operating results. Additional awards under the Stock Incentive Plan will be funded either through open market purchases, if permitted, or from the issuance of authorized but un-issued shares. Such additional awards will reduce our income in the future.
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
Because We Intend to Continue to Increase Our Commercial Real Estate and Commercial Business Loan Originations, Our Lending Risk Will Increase, and Downturns in the Real Estate Market or Local Economy Could Adversely Affect Our Earnings.
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
The Trading Volume in our Stock Is Less Than in Larger Publicly Traded Companies Which Can Cause Price Volatility, Hinder Your Ability to Sell Our Common Stock and May Lower the Market Price of the Stock.
Rockville Financial, Inc. began trading shares of common stock on the NASDAQ Global Select Stock Market under the symbol “RCKB” on May 23, 2005. The trading history of our common stock has been characterized by relatively low trading volume. The value of a stockholder’s investment may be subject to sudden decreases due to the volatility of the price of our common stock which trades on the NASDAQ Global Select Stock Market. The trading volume experienced since trading began in 2005 has been significantly less than that typically experienced by larger publicly traded companies. Persons purchasing shares may not be able to sell their shares when they desire if a liquid trading market does not continue or sell them at a price equal to or above their initial purchase price. This limited trading market for our common stock may reduce the market value of the common stock and make it difficult to buy or sell our shares on short notice.

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
At December 31, 2007 the Company’s banking subsidiary, Rockville Bank, operated through 20 banking offices and our automated teller machines (“ATM”), including eleven stand-alone ATM facilities. Two additional banking offices are expected to open in 2008 pending regulatory approval and construction. The Company sub-leases part of two of its locations to third parties.

		Year	Date of
	Owned Or	Acquired	Lease
Location	Leased	Or Leased	Expiration
Main Office:

25 Park Street
Rockville, CT	Own	1895	N/A

Branches:

1671 Boston Turnpike
Coventry, CT	Lease	2005	2010(2)

265 Ellington Road(1)
East Hartford, CT	Lease	2001	2009

67 Prospect Hill Road(1)
East Windsor, CT	Lease	2001	2009

39 Prospect Hill Road
East Windsor, CT	Lease	2007	2027(2)

12 Main Street
Ellington, CT	Lease	1987	2012(2)

65 Palomba Drive(1)
Enfield, CT	Lease	2001	2008(2)

231 Hazard Avenue
Enfield, CT	Own	1997	N/A

660 Enfield Street
Enfield, CT	Lease	2006	2016(2)

1009 Hebron Avenue
Glastonbury, CT	Lease	2005	2015(2)

341 Broad Street
Manchester, CT	Own	2001(3)	N/A

234 Tolland Turnpike(1)
Manchester, CT	Lease	1996	2011

20 Hyde Avenue
Rockville, CT	Own	1992	N/A

612 Main Street
Somers, CT	Lease	1970	2012(4)

902 Main Street
South Glastonbury, CT	Lease	2005	2010(2)

1645 Ellington Road
South Windsor, CT	Own	2001	N/A

869 Sullivan Avenue
South Windsor, CT	Lease	1985	2011(5)

275 Mountain Road
Suffield, CT	Own	2001	N/A

6 Field Stone Commons
Tolland, CT	Own	2004(3)	N/A

Route 83 at Pitkin Road
Vernon, CT	Lease	1978	2008(2)

			Date of
	Owned Or	Year Acquired	Lease
Location	Leased	Or Leased	Expiration
Branches expected to open in 2008:

99 Linwood Avenue(6)
Colchester, CT	Lease	2007	2028(8)

780 Tolland Turnpike(7)
Manchester, CT	Lease	2007	2028(2)

Stand-Alone ATM Facilities:

135 West Road
Ellington, CT	Lease	2006	2011(9)

Scitico Plaza
Enfield, CT	Lease	2000	2010(9)

Highland Park Market
Glastonbury, CT	Lease	2007	2010(11)

Center Street
Manchester, CT	Lease	2005	2010(2)

MCC Community College
Manchester, CT	Lease	2005	2008

Rockville General Hospital
Rockville, CT	Lease	2005	2008

Southfield Road
Somers, CT	Lease	2004	2008(2)

Evergreen Walk (2 facilities)
South Windsor, CT	Lease	2004	2011(10)

Evergreen Walk (1 facility)
South Windsor, CT	Lease	2004	2008(11)

Big Y Supermarket
Tolland, CT	Lease	2005	2010(9)

(1)	Supermarket banking facility.

(2)	Has two (2) remaining renewal options each for five (5) year terms.

(3)	Originally leased properties that were purchased in 2006.

(4)	Has five (5) remaining renewal options each for a one (1) year term.

(5)	Has three (3) remaining renewal options each for five (5) year terms.

(6)	The Colchester branch is anticipated to open in the second quarter of 2008.

(7)	The Manchester branch is anticipated to open in the third quarter of 2008.

(8)	Has four (4) remaining renewal options each for five (5) year terms.

(9)	Has one (1) remaining renewal option for a five (5) year term.

(10)	Has one (1) remaining renewal option for a three (3) year term.

(11)	Has two (2) remaining renewal options each for three (3) year terms.

Item 3.	Legal Proceedings
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
The Company’s Common Stock has traded on the NASDAQ Global Select Stock Market under the symbol “RCKB” since the Company’s initial public offering closed on May 20, 2005 and the Common Stock began trading on May 23, 2005. The initial offering price was $10.00 per share. The following table sets forth the high and low prices (such prices reflect interdealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions) of the Common Stock for 2007 and 2006, as reported by NASDAQ Global Select Stock Market.

Common Stock (per share)
	Market Price
			Dividends
	High	Low	Declared
2007:
First Quarter	$18.20	$14.24	$0.04
Second Quarter	15.90	14.50	0.04
Third Quarter	15.45	12.87	0.04
Fourth Quarter	15.33	12.10	0.04

2006:
First Quarter	$15.00	$13.17	$—
Second Quarter	15.00	13.55	—
Third Quarter	14.90	14.05	0.04
Fourth Quarter	18.06	14.24	0.04
As of December 31, 2007, there were 19,568,284 shares of our common stock outstanding. The Company had 4,286 holders of record as of December 31, 2007, including Rockville Financial MHC, Inc., which held 10,689,250 shares, Rockville Bank Foundation, Inc. which held 351,200 shares and the Rockville Bank Employee Stock Ownership Plan, which held 699,659 shares. The above amount does not reflect the number of persons or entities who hold their stock in nominee or “street” name.
Repurchase of Equity Securities During 2007:
The following table provides information about purchases(1) by us during the three months ending December 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Securities Act:

Issuer Purchases of Equity Securities
				Maximum
				Number of
			Total Number of	Shares that May
			Shares Purchased	Yet Be
	Total Number		as Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased	Paid per Share	or Programs	or Programs(2)
Period
10/1/07 - 10/31/07	73,000	$14.69	73,000	110,100
11/1/07 - 11/30/07	49,500	14.58	49,500	60,600
12/1/07 - 12/31/07	53,200	13.42	53,200	7,400

Total	175,700	$14.28	175,700

(1)	Effective September 20, 2007, the Company adopted a plan to repurchase of up to 212,100 of our outstanding shares of common stock on the open market.

(2)	Effective January 22, 2008, the Company adopted a plan to repurchase of up to 978,400 of our outstanding shares of common stock on the open market. Purchases of shares under this plan started on February 26, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes certain information about the equity compensation plans of the Company as of December 31, 2007:

Number Of Securities
	Number Of		Remaining Available For
	Securities To Be	Weighted-Average	Future Issuance Under
	Issued Upon	Exercise Price Of	Equity Compensation
	Exercise Of Options,	Outstanding	Plans (Excluding
	Warrants And	Options, Warrants	Securities Reflected In
	Rights	And Rights	Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	213,500	$16.40	661,075
Equity compensation plans not approved by security holders	—	—	—

Total	213,500	$16.40	661,075

Dividends:
The Company started paying dividends in 2006. The Company paid dividends of $0.16 per share to its stockholders in 2007. Declarations of dividends by the Board of Directors, if any, will depend upon a number of factors, including investment opportunities available to the Company, capital requirements, regulatory limitations, the Company’s financial condition and results of operations, tax considerations and general economic conditions. No assurances can be given, however, that dividends will continue to be paid.

Performance Graph:
The following graph compares the cumulative total return on the common stock for the period beginning May 23, 2005, the date on which Rockville Financial, Inc. common stock began trading, as reported by the NASDAQ Global Select Stock Market through December 31, 2007, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the Keefe, Bruyette & Woods, Inc. 50 Index (“KBW50”) for that period. The KBW50 is a market-capitalization-weighted bank-stock index used by investors to assess performance and by banking companies to compare their own total return performance against an industry peer group. The index is composed of the nation’s top banking companies and was introduced in 1993. It includes all money-center and most regional banks and is designed to be representative of the price performance of the nation’s banks.
This graph assumes the investment of $100 on May 23, 2005 in our common stock (at the initial public offering price of $10.00 per share), the S&P 500 Index and the KBW50 and assumes that dividends are reinvested.

S&P 500	5/23/2005	12/31/2005	12/31/2006	12/31/2007
Price Index	1193.86	1248.29	1418.30	1468.36
Capital Appreciation		1.59%	6.17%	-3.82%
Unannualized Dividend Yield		0.49%	0.51%	0.50%
Total Quarterly Return		2.08%	6.69%	-3.33%
	100.0	105.7	122.4	129.1

KBW50	5/23/2005	12/31/2005	12/31/2006	12/31/2007
Price Index	649.85	664.01	768.90	569.06
Capital Appreciation		7.93%	6.35%	-18.79%
Unannualized Dividend Yield		0.83%	0.84%	1.12%
Total Quarterly Return		8.76%	7.19%	-17.67%
	100.0	104.0	124.2	95.6

RCKB	5/23/2005	12/31/2005	12/31/2006	12/31/2007
Price Index	10.48	13.05	17.85	12.2
Capital Appreciation		-2.17%	23.19%	-14.45%
Unannualized Dividend Yield		—	0.28%	0.28%
Total Quarterly Return		-2.17%	23.46%	-14.17%
	100.0	124.5	171.2	118.3

*	Note for the S&P 500 Index and KBW 50 Index, the 6/30/05 Unannualized Dividend Yield is adjusted to reflect that the stock holding period was not for the duration of the entire quarter. Unannualized Dividend Yield for the indices is adjusted to reflect the 5/23/05-6/30/05 holding period.

Item 6.	Selected Financial Data
Selected financial data for each of the years in the five-year period ended December 31, 2007 are set forth below. The consolidated financial statements and notes thereto as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007 are included elsewhere in this Form 10-K.
On May 20, 2005 the Company completed its reorganization from a state-chartered mutual holding company to a state-chartered mid-tier mutual stock holding company. As such, the 2005 Selected Financial Data includes the effect of the reorganization and minority stock issuance.

	At December 31,
	2007	2006	2005		2004	2003
			(In Thousands)
Selected Financial Condition Data:

Total assets	$1,327,012	$1,232,836	$1,056,169		$889,913	$712,018
Available for sale securities	136,372	132,467	129,049		136,007	127,597
Federal Home Loan Bank stock	11,168	9,836	8,498		7,412	6,069
Loans receivable, net	1,116,327	1,033,355	859,700		696,249	528,482
Cash and cash equivalents	23,998	22,381	23,611		22,100	28,454
Deposits	951,038	884,511	761,396		692,498	531,929
Mortgagors and investors escrow accounts	5,568	5,320	4,794		3,979	3,349
Advances from the Federal Home Loan Bank	201,741	178,110	130,867		118,015	105,153
Total stockholders’ equity	156,373	155,064	150,905	(1)	68,526	65,917
Allowance for loan losses	10,620	9,827	8,675		6,371	4,971
Non-performing loans(2)	1,569	1,493	7,177	(3)	2,398	2,088

(1)	The Company received proceeds of $83.6 million for the sale of 8,357,050 shares of its common stock, representing 43% of the outstanding common shares at $10.00 per share to eligible account holders and employee benefit plans of the Bank pursuant to subscription rights as set forth in the Plan. Reorganization costs of $2.3 million were incurred in conducting the offering and were recorded as a reduction of the proceeds from the shares sold in the reorganization.

(2)	Non-performing loans include loans for which the Bank does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest, renegotiated loans and loans that have gone through troubled debt restructurings.

(3)	Balance includes a $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005 which was repaid in full in January 2006.

	Years Ended December 31,
	2007	2006	2005	2004	2003
		(Dollars in Thousands, Except Per Share Amounts)
Selected Operating Data:

Interest and dividend income	$73,877	$63,952	$48,600	$38,814	$38,493
Interest expense	35,577	27,649	16,514	13,070	12,999

Net interest income	38,300	36,303	32,086	25,744	25,494
Provision for loan losses	749	1,681	2,700	2,372	2,100

Net interest income after provision for loan losses	37,551	34,622	29,386	23,372	23,394

Noninterest income	5,194	4,625	4,076	3,183	3,953
Noninterest expense	30,301	29,025	24,616	21,596	17,810
Contribution to Rockville Bank foundations	—	—	3,887	—	779

Income before income taxes	12,444	10,222	4,959	4,959	8,758
Provision for income taxes	4,116	3,368	1,533	1,510	2,667

Net income	$8,328	$6,854	$3,426	$3,449	$6,091

			For the
	For the	For the	Period
	Year	Year	from May
	Ended	Ended	20, 2005 to
	December	December	December
	31, 2007	31, 2006	31, 2005
Net income (1)	$8,328	$6,854	$1,669

Earnings per share (1)
Basic	$0.44	$0.36	$0.09

Diluted	$0.44	$0.36	$0.09

Dividends per share	$0.16	$0.08	$—

(1)	The earnings for the period prior to the mutual holding company reorganization which was completed on May 20, 2005, were excluded when calculating the earnings per share since shares of common stock were not issued until May 20, 2005; therefore, per share information for prior periods is not meaningful.

	At or For the Years Ended December 31,
	2007	2006	2005		2004	2003
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.65%	0.59%	0.36%		0.43%	0.86%
Return on average equity	5.32	4.42	2.88		5.14	9.67
Interest rate spread (1)	2.52	2.75	3.10		3.15	3.48
Net interest margin (2)	3.13	3.30	3.49		3.40	3.78
Noninterest expense to average assets	2.37	2.52	2.95		2.72	2.64
Efficiency ratio (3)	69.67	70.92	78.82		74.65	63.13
Efficiency ratio, excluding Foundation contributions	69.67	70.92	68.07		74.65	60.48
Average interest-earning assets to average interest-bearing liabilities	120.77	122.01	121.51		114.71	115.08
Dividend payout ratio	0.36	0.22	—		—	—

Capital Ratios:
Capital to total assets at end of year	11.78	12.58	14.29		7.70	9.26
Average capital to average assets	12.27	13.47	12.35		8.43	8.93
Total capital to risk-weighted assets	16.60	18.00	20.44		11.82	13.93
Tier I capital to risk-weighted assets	15.49	16.87	19.26		10.70	12.89
Tier I capital to total average assets	11.74	12.75	14.34		7.28	8.54

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.94	0.94	1.00		0.91	0.93
Allowance for loan losses as a percent of non-performing loans	676.86	658.20	120.87	(4)	265.68	238.07
Net charge-offs to average outstanding loans during the period	0.00	0.05	0.05		0.16	0.45
Non-performing loans as a percent of total loans	0.14	0.14	0.83		0.34	0.39
Non-performing loans as a percent of total assets	0.12	0.12	0.68		0.27	0.29

Other Data:
Number of full service offices	16	14	13		12	10
Number of limited service offices	4	4	4		4	4

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	The ratio at December 31, 2005 is 380.48 when excluding the $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005, which was repaid in full in January, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed on December 17, 2004. Rockville Financial MHC, Inc. holds fifty-five percent of the Company’s common stock, and the Company holds of all the common stock of Rockville Bank (“the Bank”). The Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and nineteen branches located in Hartford and Tolland counties in Connecticut. The Bank’s new Colchester location in New London County is expected to be opened in the second quarter of 2008. The Bank’s deposits are insured under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.
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
Management believes the policy for evaluating securities for other than temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income. Our investment portfolio contained no mortgage-backed securities that are subject to the risk of “sub-prime” lending as of December 31, 2007. As of December 31, 2007, there was an aggregate $188,000 of unrealized losses related to $21.7 million of securities in an unrealized loss position for 12 or more consecutive months. Management has determined that securities in an unrealized loss position were not other than temporarily impaired based on their evaluation of current market trends, the nature of the investments and industry analysis and their ability and intent to hold these securities until a forecasted recovery, which may be maturity in the case of debt securities. If management’s judgment regarding impairment of these securities changes in the future, it will reduce our net income accordingly.
During the year ended December 31, 2007, we recorded an other than temporary impairment charge of $233,000 related to the preferred stock of a U.S. government sponsored enterprise. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this security was $544,000 with no unrealized gain or loss at December 31, 2007.
Income Taxes: We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1998 through December 31, 2007; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of December 31, 2007, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of December 31, 2007 and 2006, our net deferred tax asset was $4.0 million and $5.2 million, respectively, and there was no valuation allowance.

On January 1, 2007, the Company changed its accounting policy related to accounting for tax contingencies in connection with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, an interpretation of FASB Statement 109. See Note 13 — Income Taxes appearing in the Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K.
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
While management believes the assumptions used to estimate expenses related to pension and other post-retirement benefits are reasonable and appropriate, actual experience may significantly differ. The pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our Pension Plan assets of 8.25% and a discount rate of 6.0% for the year ended December 31, 2007. In developing our expected long-term rate of return assumption, we evaluated input from our actuary and investment consultant, including their review of asset class return expectations as well as long-term inflation assumptions, and their review of historical returns based on the current target asset allocations of 62% equity securities, 35% debt securities and 3% real estate. We regularly review our asset allocation and periodically rebalance our investments when considered appropriate. While all future forecasting contains some level of estimation error, we continue to believe that 8.25% falls within a range of reasonable long-term rate of return expectations for our pension plan assets.
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
Comparison of Operating Results for the Year Ended December 31, 2007 to the Year Ended December 31, 2006
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage servicing income, bank owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy, equipment, and other noninterest expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the years ended December 31, 2007 and 2006.
Income Statement Summary

	Years Ended
	December 31,
	2007	2006	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$38,300	$36,303	$1,997	5.5%
Provision for loan losses	749	1,681	(932)	(55.4)
Noninterest income	5,194	4,625	569	12.3
Noninterest expense	30,301	29,025	1,276	4.4

Income before income taxes	12,444	10,222	2,222	21.7
Provision for income taxes	4,116	3,368	748	22.2

Net income	$8,328	$6,854	$1,474	21.5%

Earnings Summary
Net income of $8.3 million increased by $1.5 million for the year ended December 31, 2007 over the previous year. When comparing 2007 to 2006, net interest income increased by $2.0 million, or 5.5%, the provision for loan losses decreased by $932,000 or 55.4%, and noninterest income increased $569,000, or 12.3%. Other noninterest expense increased by $1.3 million, or 4.4%. Basic and diluted earnings per share were $0.44 for 2007 compared to basic and diluted earnings per share of $0.36 for 2006.
The increase in net interest income was primarily due to a $12.3 million, or 6.2%, increase in average net interest-earning assets offset by a 17 basis point decrease in the net interest margin. The $932,000 decrease in the provision for loan losses from the prior year is attributable to a reduction in the provision needed as a result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio. The reduction in the provision reflects the favorable asset quality trends experienced by the Company including a low level of loan defaults and charge-offs.
The $569,000 increase in noninterest income is primarily due to a $670,000 increase in service charges and fees an increase in gains on sales of securities of $132,000 offset by an other than temporary impairment of securities of $233,000. The $670,000 increase in service charges and fees is primarily comprised of an increase of $187,000 in ATM fees due to increased volume in debit card transactions and additions made to our ATM network, a $315,000 increase in insufficient funds charges as a result of the growth in demand deposit accounts and an increase in Infinex brokerage fees of $105,000.
The $1.3 million increase in noninterest expense is primarily due to an increase of $989,000 in salaries and employee benefits, a $425,000 increase in service bureau fees and a $415,000 increase in occupancy costs offset by a $548,000 decrease in director fees and expenses and a $282,000 decrease in other various other noninterest expenses.
The $989,000 increase in salary and employee benefits includes a $1.2 million increase in salary costs, $541,000 increase in bonuses and a $330,000 increase in stock option compensation expense offset by a decrease of $1.2 million in restricted stock compensation expense when compared to the prior year. The increase in salary costs was primarily due to the growth in the number of full-time equivalent employees, which increased to 205 as of December 31, 2007 from 189 as of December 31, 2006 as a result of the expansion of branch facilities.

The $1.2 million decrease in restricted stock expense from the prior year reflects the fact that a significant portion of the expense related to the 2006 stock grant that vests over a four year period was accelerated for retirement-eligible officers who had constructively earned the award granted. The increase of $330,000 in stock option compensation expense when compared to the prior year is primarily due to the immediate recognition of $110,000 of unrecognized stock option compensation expense as a result of a tender offer consummated in 2007 to purchase 43,100 of options issued in the prior year to non-executive officers and $232,000 in expense recorded for a new stock option grant made to executive officers during 2007. Stock compensation expense is discussed in detail in Note 12 in the stock based compensation footnote in the financial statements.
The increase in service bureau fees of $425,000 is primarily due to increases in ATM servicing , core processing services and wide area network costs, due to increases in fees charged by the Company’s core processor and additions made to our ATM, branch and wide area network.
The $548,000 decrease in director fees from the prior year reflects the fact that a significant portion of the 2006 stock grant that vests over a four year period was accelerated for retirement eligible directors who had constructively earned the award.

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

	For the Years Ended December 31,
	2007			2006			2005
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
				(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,076,674	$66,995	6.22%	$960,770	$58,000	6.04%	$778,358	$42,997	5.52%
Available for sale securities	135,059	6,122	4.53	126,271	5,325	4.22	128,180	5,144	4.01
Federal Home Loan Bank stock	10,248	658	6.42	9,472	521	5.50	8,214	359	4.37
Other earning assets	2,443	102	4.18	2,647	106	4.00	3,383	100	2.96

Total interest-earning assets	1,224,424	73,877	6.03	1,099,160	63,952	5.82	918,135	48,600	5.29

Noninterest-earning assets	52,460			52,816			46,662

Total assets	$1,276,884			$1,151,976			$964,797

Interest-bearing liabilities:
NOW and money market accounts	$191,192	3,323	1.74	$186,113	2,881	1.55	$177,726	1,956	1.10
Savings accounts	127,423	780	0.61	138,993	851	0.61	163,673	997	0.61
Time deposits	508,672	22,923	4.51	403,815	16,126	3.99	288,609	8,346	2.89

Total interest-bearing deposits	827,287	27,026	3.27	728,921	19,858	2.72	630,008	11,299	1.79

Mortgagor’s and investor’s escrow accounts	3,311	55	1.66	2,991	50	1.67	2,780	45	1.62
Advances from the Federal Home Loan Bank
	183,219	8,496	4.64	168,942	7,741	4.58	122,828	5,170	4.21

Total interest-bearing liabilities	1,013,817	35,577	3.51%	900,854	27,649	3.07%	755,616	16,514	2.19%

Noninterest-bearing liabilities	106,398			95,951			90,043

Total liabilities	1,120,215			996,805			845,659
Capital	156,669			155,171			119,138

Total liabilities and capital	$1,276,884			$1,151,976			$964,797

Net interest income		$38,300			$36,303			$32,086

Net interest rate spread (1)			2.52%			2.75%			3.10%
Net interest-earning assets (2)	$210,607			$198,306			$162,519

Net interest margin (3)			3.13%			3.30%			3.49%

Average interest-earning assets to average interest-bearing liabilities			120.77%			122.01%			121.51%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

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

	Year Ended			Year Ended
	December 31, 2007			December 31, 2006
	Compared to			Compared to
	December 31, 2006			December 31, 2005
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest and dividend income:
Loans receivable	$7,168	$1,827	$8,995	$10,702	$4,301	$15,003
Securities interest, dividends & income from other assets	418	512	930	(56)	405	349

Total earning assets	7,586	2,339	9,925	10,646	4,706	15,352

Interest expense:
NOW and money market accounts	81	361	442	95	830	925
Savings accounts	(72)	6	(66)	(141)	—	(141)
Time deposits	4,547	2,250	6,797	3,982	3,798	7,780

Total interest-bearing deposits	4,556	2,617	7,173	3,936	4,628	8,564
FHLB Advances	661	94	755	2,084	487	2,571

Total interest bearing liabilities	5,217	2,711	7,928	6,020	5,115	11,135

Change in net interest income	$2,369	$(372)	$1,997	$4,626	$(409)	$4,217

Net Interest Income: Net interest income before the provision for loan loss increased 5.5% to $38.3 million for the year ended December 31, 2007, compared to $36.3 million for the year ended December 31, 2006. The increase is primarily due to a $12.3 million, or 6.2% increase in average net interest-earning assets. Average net interest-earning assets increased to $210.6 million for the year ended December 31, 2007 from $198.3 million for the prior year. Our net interest margin decreased 17 basis points to 3.13% for the year ended December 31, 2007 from 3.30% for the year ended December 31, 2006.
Interest and Dividend Income: Interest and dividend income increased 15.5% to $73.9 million for the year ended December 31, 2007 from $64.0 million for the year ended December 31, 2006. Interest income on loans receivable increased by 15.5% to $67.0 million for the year ended December 31, 2007 from $58.0 million for the year ended December 31, 2006 primarily due to a 12.1% increase in average loans receivable. The average loan yield for the year ended December 31, 2007 increased to 6.22% from 6.04% compared to the same period in the prior year. The prime rate used as an index to re-price various commercial and home equity adjustable rate loans decreased 100 basis points during the year to 7.25% at December 31, 2007 from 8.25% at December 31, 2006. Interest and dividend income on available for sale securities increased to $6.1 million for the year ended December 31, 2007 from $5.3 million for the year ended December 31, 2006 attributable to both a 7.0% increase in average available for sale securities and a 31 basis point increase in the average yield on available for sale investment securities for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Interest Expense: Interest expense for the year ended December 31, 2007 increased 28.7% to $35.6 million from $27.6 million for the year ended December 31, 2006. The increase in interest expense for the year ended December 31, 2007 compared to the same period in the prior year was attributable to an increase in both volume and the weighted average rate paid due to a rising rate environment. For the year ended December 31, 2007, average interest-bearing liabilities rose 12.5% to $1.0 billion from $900.9 million for the year ended December 31, 2006. The average rate paid on interest-bearing liabilities for the year ended December 31, 2007 increased 44 basis points to 3.51% from 3.07% for the year ended December 31, 2006. The increase in the cost of funds was due to a competitive deposit gathering environment and the increase in higher cost time deposits, but was mitigated by deposit account strategies to attract lower cost demand, NOW and money market account deposits. For the year ended December 31, 2007, average core deposits decreased slightly to $408.7 million from $408.9 million for the year ended December 31, 2006.
Provision for Loan Losses: The allowance for loan losses is maintained at a level necessary to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges to current operations any provision for loan losses considered necessary. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. Based upon the evaluation of these factors, management recorded a provision of $749,000 for the year ended December 31, 2007, a decrease of $932,000 compared to the year ended December 31, 2006 as a result of an evaluation of the loan portfolio and estimated allowance requirements. At December 31, 2007, the allowance for loan losses totaled $10.6 million, or 676.9% of non-performing loans and 0.94% of total loans, compared to $9.8 million at December 31, 2006, or 658.2% of non-performing loans and 0.94% of total loans. The Company collected net loan recoveries of $44,000 during 2007 compared with the net charge-offs of $529,000 experienced during the prior year.
Noninterest Income: Sources of noninterest income primarily include banking service charges on deposit accounts, Infinex brokerage and insurance fees, bank owned life insurance and mortgage servicing income.
The $569,000 increase in noninterest income for the year ended December 31, 2007 compared to the year ended December 31, 2006 is principally due to a $670,000 increase in service charges and fees and an increase on the net gains on sales of securities of $132,000 offset by an other than temporary impairment of securities of $233,000. The $670,000 increase in service charges and fees is primarily comprised of an increase of $187,000 in ATM fees due to increased volume in debit card transactions and additions made to our ATM network, a $315,000 increase in insufficient funds charges as a result of the growth in demand deposit accounts and a $105,000 increase in Infinex brokerage fees.

Noninterest Expense: Noninterest expense increased by $1.3 million, or 4.4%, to $30.3 million for the year ended December 31, 2007 from $29.0 million for the year ended December 31, 2006.
The following table summarizes noninterest expense for the years ended December 31, 2007 and 2006:

	Years Ended
	December 31,
	2007	2006	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$16,082	$15,093	$989	6.6%
Service bureau fees	3,361	2,936	425	14.5
Occupancy and equipment	3,594	3,179	415	13.1
Professional fees	1,550	1,372	178	13.0
Marketing and promotions	1,131	1,134	(3)	(0.3)
Insurance and FDIC assessments	361	259	102	39.4
Other (1)	4,222	5,052	(830)	(16.4)

Total noninterest expense	$30,301	$29,025	$1,276	4.4%

(1)	Includes directors fees and expenses for the years ended December 31, 2007 and 2006 of $755,000 and $1.3 million, respectively.
The increase of $1.3 million in noninterest expense is primarily due to a $989,000 increase in salaries and benefits, a $425,000 increase in service bureau fees, a $415,000 increase in occupancy costs, a $178,000 increase in professional fees and a $102,000 increase in insurance and FDIC assessments. Offsetting these increases was a $3,000 decrease in marketing and promotions and a $830,000 decrease in other noninterest expenses.
The $989,000 increase in salary and employee benefits includes a $1.2 million increase in salary costs, $541,000 increase in bonuses and a $330,000 increase in stock option compensation expense offset by a decrease of $1.2 million in stock compensation expense when compared to the prior year. The increase in salary costs was primarily due to the growth in the number of full-time equivalent employees, which increased to 205 as of December 31, 2007 from 189 as of December 31, 2006 as a result of the expansion of branch facilities and departments.
The $425,000 increase in service bureau fees is primarily due to increases in ATM servicing, core processing services and wide area network costs, due to increases in fees charged by the Company’s core processor and additions made to our ATM, branch and wide area network. The decrease of $830,000 in other noninterest expenses is primarily due to a $548,000 decrease in director fees and expenses, a $181,000 decrease in appraisals and credit reports and a $230,000 decrease in allowance for unfunded commitments. The $548,000 decrease in directors fees and expenses primarily reflects the fact that a significant portion of the 2006 director stock and options grant that vests over a four year period was accelerated for retirement eligible directors who had constructively earned the award.

Other noninterest expense decreased by 16.4% to $4.2 million for the year ended December 31, 2007 compared to $5.1 million for the year ended December 31, 2006. Significant components of other noninterest expense are as follows:

	Years Ended
	December 31,
	2007	2006	$ Change	% Change
	(Dollars in Thousands)
Directors fees and expenses	$755	$1,303	$(548)	(42.1)%
Telephone	217	247	(30)	(12.1)
Postage	369	359	10	2.8
Courier	302	295	7	2.4
Dues and subscriptions	235	200	35	17.5
Service charges	128	131	(3)	(2.3)
Printing and forms	392	389	3	0.8
Other	1,824	2,128	(304)	(14.3)

Total other noninterest expense	$4,222	$5,052	$(830)	(16.4)%

In 2007 director fees and expenses decreased by $548,000. This decrease was primarily due to the Company awarding restricted stock and stock options to the Directors in 2006, while no stock awards were granted to Directors in 2007, resulting in a $583,000 decrease in stock incentive plan expenses for the directors. This decrease in stock incentive plan expenses from the prior year reflects the fact that a significant portion of the 2006 stock grants that vest over a four year period were accelerated into 2006 for retirement-eligible directors who had constructively earned the award in 2006. Director fees increased $35,000 in 2007 from the prior year.
Income Tax Expense: Income tax expense increased by $748,000 to $4.1 million for the year ended December 31, 2007 compared to $3.4 million of income tax expense for the year ended December 31, 2006. The effective tax rate was 33.1% and 32.9% for the years ended December 31, 2007 and 2006, respectively. The effective tax rate differed from the statutory rate of 34% for the years ended December 31, 2007 and 2006 primarily due to the preferential tax treatment of the corporate dividends received, non-taxable earnings on bank owned life insurance and municipal investments offset by the non-deductibility of the excess book basis of ESOP expense that is recorded at the average market price for book purposes and is only deductible at cost basis for tax purposes.
Comparison of Operating Results for the Year Ended December 31, 2006 to the Year Ended December 31, 2005
Income Statement Summary:

	Years Ended
	December 31,
	2006	2005	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$36,303	$32,086	$4,217	13.1%
Provision for loan losses	1,681	2,700	1,019	37.7
Noninterest income	4,625	4,076	549	13.5
Contribution to Rockville Bank Community Foundation, Inc.	—	3,887	3,887	100.0
Other noninterest expenses	29,025	24,616	(4,409)	(17.9)

Income before income taxes	10,222	4,959	5,263	106.1
Provision for income taxes	3,368	1,533	1,835	(119.7)

Net income	$6,854	$3,426	$3,428	100.1%

General: Net income of $6.9 million increased by $3.4 million for the year ended December 31, 2006 over the previous year. In 2005, the Company incurred a $3.9 million expense related to a common stock contribution to Rockville Bank Community Foundation, Inc. in connection with the initial public offering, with a related tax benefit of $1.3 million. The Company incurred no such expense in 2006. In addition, when comparing 2006 to 2005, note that net interest income increased by $4.2 million, or 13.1%, the provision for loan losses decreased by $1.0 million or 37.7%, and noninterest income increased $549,000, or 13.5%. Other noninterest expense (noninterest expense excluding the Rockville Bank Community Foundation, Inc. contribution) increased by $4.4 million, or 17.9%. Basic and diluted earnings per share were $0.36 for 2006 compared to basic and diluted earnings per share of $.09 for the period from May 20, 2005 to December 31, 2005. Earnings per share data is not presented for earlier periods as there were no shares outstanding prior to May 20, 2005.
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
The $4.4 million increase in other noninterest expense (noninterest expense excluding the Rockville Bank Community Foundation, Inc. contribution) is primarily due to an increase of $2.2 million in salaries and employee benefits, $930,000 increase in director fees and expenses, a $264,000 increase in service bureau fees, a $322,000 increase in occupancy costs, a $232,000 increase in printing and form fees and a $422,000 increase in other noninterest expense. In December 2006, the Company awarded 197,440 shares of restricted stock to officers and directors, with a fair value of $3.5 million, as measured on the grant date and options to purchase 179,200 shares of the Company’s stock with cliff vesting on December 13, 2008 and an exercise price of $17.77 per share. The fair value of the options awarded on grant date, net of estimated forfeitures, was $739,000 using the Black-Scholes pricing model. The right to exercise the stock options expires on December 13, 2016. Option and share awards provide for accelerated vesting if there is a change in control, as defined in the Plan. The total incentive awards expense included $2.1 million for restricted stock and $295,000 for options. Stock incentive award expenses of $2.4 million were recorded in December 2006 as noninterest expenses. Salaries and employee benefits included $1.5 million of stock incentive award expense for officers of the Company and other noninterest expenses included $924,000 of stock incentive award expense for the Directors. There was no stock incentive award expense in 2005.
The increase in service bureau fees of $264,000 is primarily due to increases in ATM servicing, core processing services and wide area network costs, due to increases in fees charged by the Company’s core processor and additions made to our ATM, branch and wide area network.
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
The following table summarizes noninterest expense for the years ended December 31, 2006 and 2005:

	Years Ended
	December 31,
	2006	2005	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$15,093	$12,903	$2,190	17.0%
Service bureau fees	2,936	2,672	264	9.9
Occupancy and equipment	3,179	2,857	322	11.3
Professional fees	1,372	1,332	40	3.0
Marketing and promotions	1,134	1,183	(49)	(4.1)
Insurance and FDIC Assessments	259	201	58	28.9
Contribution to Rockville Bank Community Foundation, Inc.	—	3,887	(3,887)	(100.0)
Other (1)	5,052	3,468	1,584	45.7

Total noninterest expense	$29,025	$28,503	$522	1.8%

(1)	Includes directors fees and expenses for the years ended December 31, 2006 and 2005 of $1.3 million and $373,000, respectively.
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
The $264,000 increase in service bureau fees is primarily due to increases in ATM servicing, core processing services and wide area network costs, due to increases in fees charged by the Company’s core processor and additions made to our ATM, branch and wide area network. The increase of $1.6 million in other noninterest expenses is primarily due to $924,000 in stock incentive plan expenses for the directors awarded in December 2006 compared to none in 2005 and $232,000 increase in printing and forms.

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
Comparison of Financial Condition at December 31, 2007 and December 31, 2006
Summary: The Company’s total assets increased $94.2 million, or 7.6%, to $1.3 billion at December 31, 2007, as compared to $1.2 billion at December 31, 2006, primarily due to a $83.0 million or 8.0% increase in loans which were funded primarily with the proceeds received from additional deposits of $66.5 million or 7.5%. Net loans receivable increased to $1.1 billion at December 31, 2007 from $1.0 billion at December 31, 2006 primarily due to increases in commercial real estate loans of $51.9 million and in one-to-four family residential mortgages of $25.9 million. Available for sale investment securities increased $3.9 million or 2.9% to $136.4 million at December 31, 2007 from $132.5 million at December 31, 2006.
Deposits increased $66.5 million, or 7.5%, to $951.0 million at December 31, 2007 from $884.5 million at December 31, 2006. The growth was principally attributable to a $43.3 million increase in time deposits as a result of several promotions conducted during the year in addition to a $24.5 million increase money market accounts. The $7.6 million decline in low cost regular savings and NOW deposits was principally offset by the $6.3 million increase in non-interest bearing demand deposits. During the fourth quarter of 2007 time deposits decreased $9.0 million due to competitive rates at other financial institutions while core deposits increased $7.1 million. Federal Home Loan Bank advances increased $23.6 million, or 13.3%, to $201.7 million at December 31, 2007 from $178.1 million at December 31, 2006. The increases in deposits and FHLB advances were also used to fund loan growth during the period.
Total capital increased $1.3 million, or 0.8%, to $156.4 million at December 31, 2007 from $155.1 million at December 31, 2006.
Investment Securities: At December 31, 2007, the Company’s investment portfolio, consisting solely of available for sale securities, was $136.4 million, a $3.9 million increase compared to

$132.5 million at December 31, 2006 was primarily due to a reduction of U.S. Government sponsored enterprise securities of $46.6 million as a result of securities being called and maturing in 2007 more than offset by a $51.7 million increase in mortgage-backed securities. At December 31, 2007, the net unrealized gain on investment securities available for sale was $3.2 million, net of taxes, compared to $2.7 million as of December 31, 2006. Declining long-term market interest rates during the last quarter of 2007 had a positive effect on the fair value of the Company’s debt securities during the period. That impact was augmented by unrealized gains on marketable equity securities.
Lending Activities: Net loans increased $83.0 million, or 8.0%, to $1.1 billion at December 31, 2007 from $1.0 billion at December 31, 2006 primarily due to increases in one-to-four family residential mortgages and commercial real estate loans.
Residential real estate loans increased $25.9 million, or 4.1%, to $666.0 million at December 31, 2007. This increase in loans reflected continued demand for loans in a favorable interest rate environment, a no-closing costs loan program for refinanced residential loans, the use of two established local mortgage banking firms to originate adjustable rate hybrid residential mortgage loans and a home equity line of credit marketing campaign. Commercial real estate loans increased $51.9 million, or 22.3%, to $284.5 million at December 31, 2007. This increase in commercial real estate loans reflects the hiring of additional lenders and the success of an out of state regional lending program.
The allowance for loan losses increased $793,000, or 8.1%, to $10.6 million at December 31, 2007 from $9.8 million at December 31, 2006. The increase in the allowance for loan losses resulted from a $749,000 provision for loan losses for the year ended December 31, 2007 increased by $44,000 in net recoveries from charge-offs. The increase in the allowance was deemed necessary based upon management’s estimate of probable estimated loan losses inherent in the loan portfolio and the growth of the loan portfolio. At December 31, 2007, the allowance for loan losses represented 0.94% of total loans and 676.9% of non-performing loans, compared to 0.94% of total loans and 658.2% of non-performing loans as of December 31, 2006.
Deposits increased $66.5 million, or 7.5%, to $951.0 million at December 31, 2007. The growth was principally attributable to a $43.3 million increase in time deposits as a result of several promotions conducted during the first three quarter of 2007. In the fourth quarter of 2007 deposits decreased $1.9 million which was attributed to a decrease in time deposits of $9.0 million offset by an increase in core deposits of $7.1 million.
Liquidity and Capital Resources: Liquid assets are maintained at levels considered adequate to meet the Company’s liquidity needs. Liquidity levels are adjusted to fund loan commitments, repay borrowings, fund deposit outflows and pay real estate taxes on mortgage loans held for investment. Liquidity is also adjusted as appropriate to meet asset and liability management objectives.
The Company’s primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, periodic principal repayments on mortgage-back securities and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. Interest rates on deposits are priced to maintain a desired level of total deposits. In addition, excess funds are invested in short-term interest-earning assets, which provide liquidity to meet lending requirements.
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of operating, investing and financing activities. At December 31, 2007 and 2006, respectively, $24.0 million and $22.4 million of the Company’s assets were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.
During the years ended December 31, 2007 and 2006, loan originations and purchases, net of collected principal and loan sales, totaled $84.0 million and $174.7 million, respectively, reflecting continued growth in the loan portfolio due to a favorable interest rate environment, a no-closing cost residential loan program targeted at the refinance market and the use of two established local mortgage banking firms to originate adjustable rate hybrid residential loans. Cash received from the calls and maturities of investment securities totaled $61.7 million and $22.1 million during the years ended December 31, 2007 and 2006, respectively. The Company purchased $83.0 million and $41.8 million and received proceeds from the sale of available for sale investment securities of $6.4 million and $4.8 million during the years ended December 31, 2007 and 2006, respectively.
Deposit flows are generally affected by the level of our interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $66.5 million and $123.1 million for the years ended December 31, 2007 and 2006, respectively. The Company experienced increasing deposit levels in 2007 and 2006 largely due to the aggressive promotion of time deposits during the first nine months of 2007 and all of 2006.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At December 31, 2007, the Company had $201.7 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $152.4 million based on collateral requirements of the Federal Home Loan Bank of Boston. The Company’s internal policies limit borrowings to 25% of total assets, or $331.8 million at December 31, 2007.
At December 31, 2007, the Company had outstanding commitments to originate loans of $71.0 million and unfunded commitments under lines of credit and stand-by letters of credit of $263.0 million. At December 31, 2007, time deposits scheduled to mature in less than one year totaled $429.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by the Company, other funding sources will be utilized, such as Federal Home Loan Bank of Boston advances in order to maintain the level of assets. Alternatively, the Company would reduce the level of liquid assets, such as cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
The following tables present information indicating various obligations and commitments made by the Company as of December 31, 2007 and the respective maturity dates:
Contractual Obligations

			More than	More than
			One Year	Three
			Through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(Dollars in Thousands)
Federal Home Loan Bank advances(1)	$201,741	$58,000	$41,541	$42,000	$60,200
Interest expense payable on Federal Home Loan Bank Advances	32,206	7,122	11,396	8,230	5,458
Operating leases(2)	14,672	773	1,476	1,375	11,048
Other liabilities(3)	4,309	1,302	409	756	1,842

Total Contractual Obligations	$252,928	$67,197	$54,822	$52,361	$78,548

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.

(2)	Represents non-cancelable operating leases for offices and office equipment.

(3)	Consists of estimated benefit payments over the next ten years to retirees under unfunded nonqualified pension plans.

Other Commitments

			More than	More than
			One Year	Three
			Through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(Dollars in Thousands)
Real estate loan commitments(1)	$33,579	$18,274	$2,000	$665	$12,640
Commercial business loan commitments(1)	37,414	1,000	7,849	98	28,467
Commercial business loan lines of credit	49,037	6,718	5,834	—	36,485
Unused portion of home equity lines of credit(2)	104,769	460	2,239	4,960	97,110
Unused portion of construction loans	96,788	20,573	48,717	3,927	23,571
Unused checking overdraft lines of credit(3)	104	—	—	—	104
Standby letters of credit	12,312	10,728	1,550	34	—

Total Other Commitments	$334,003	$57,753	$68,189	$9,684	$198,377

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
At December 31, 2007 and 2006, the Company had $71.0 million and $23.7 million, respectively, in commitments to grant loans, and $263.0 million and $270.3 million, respectively, of unfunded commitments under lines of credit and standby letters of credit.
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
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans including, adjustable rate one-to-four family, commercial and consumer loans, (ii) reducing and shortening the expected average life of the investment portfolio, and (iii) periodically lengthening the term structure of our borrowings from the Federal Home Loan Bank of Boston. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.
Quantitative Analysis:
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage Decrease in
Estimated
Net Interest Income Over
12 Months
200 basis point increase in rates	1.8%
200 basis point decrease in rates	(4.3)
The Company’s Asset/Liability policy limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, our return on assets (ROA) may change by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA (for every 100 basis point interest rate change), whichever is less. These limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to decrease by a greater amount if interest rates fall. At December 31, 2007, income at risk (i.e., the change in net interest income) was an increase of 1.8% and a decrease of 4.3% based on a 200 basis point increase and a 200 basis point decrease in interest rates, respectively. At December 31, 2007, return on assets is modeled to increase by 4 basis point and to decrease by 8 basis points based on a 200 basis point increase and a 200 basis point decrease in interest rates, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 8. Financial Statements and Supplementary Data
ROCKVILLE FINANCIAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Rockville Financial, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.
The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm.

/s/ William J. McGurk William J. McGurk	/s/ Gregory A. White Gregory A. White
President, Chief Executive Officer and Director	Senior Vice President, Chief Financial Officer and Treasurer

Date: March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rockville Financial, Inc.
Rockville, Connecticut
We have audited the internal control over financial reporting of Rockville Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December

31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” and the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as amendment of FASB Statements No. 87, 88, 106, and 132(R)” during 2006.
/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rockville Financial, Inc.
Rockville, Connecticut
We have audited the accompanying consolidated balance sheets of Rockville Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockville Financial, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” during 2006. The Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as amendment of FASB Statements No. 87, 88, 106, and 132(R)” during 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
March 17, 2008

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Condition
As of December 31, 2007 and 2006
(In Thousands Except Share Amounts)

	2007	2006
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$18,616	$21,000
Short-term investments	5,382	1,381

Total cash and cash equivalents	23,998	22,381
AVAILABLE FOR SALE SECURITIES-At fair value	136,372	132,467
LOANS RECEIVABLE (Net of allowance for loan losses of $10,620 in 2007 and $9,827 in 2006)	1,116,327	1,033,355
FEDERAL HOME LOAN BANK STOCK	11,168	9,836
ACCRUED INTEREST RECEIVABLE	4,156	4,473
DEFERRED TAX ASSET-Net	3,963	5,238
BANK PREMISES AND EQUIPMENT-Net	14,352	12,624
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	9,322	8,954
OTHER ASSETS	6,284	2,438

TOTAL	$1,327,012	$1,232,836

LIABILITIES AND CAPITAL
LIABILITIES
DEPOSITS
Noninterest bearing	$99,378	$93,068
Interest bearing	851,660	791,443

Total deposits	951,038	884,511
MORTGAGORS AND INVESTORS ESCROW ACCOUNTS	5,568	5,320
ADVANCES FROM THE FEDERAL HOME LOAN BANK	201,741	178,110
PAYABLE FOR SECURITIES PURCHASED	118	—
ACCRUED EXPENSES AND OTHER LIABILITIES	12,174	9,831

Total liabilities	1,170,639	1,077,772

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and 2006)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,568,284 shares and 19,574,640 shares issued and outstanding (includes 110,970 and 163,960 shares of unvested restricted stock) at December 31, 2007 and 2006, respectively)	85,249	85,249
Additional paid in capital	3,009	1,854
Unallocated stock held by ESOP	(5,734)	(6,434)
Treasury stock, at cost (496,730 shares at December 31, 2007)	(7,293)	—
Retained earnings	81,383	76,063
Accumulated other comprehensive loss, net of tax	(241)	(1,668)

Total stockholders’ equity	156,373	155,064

TOTAL	$1,327,012	$1,232,836

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Share and Per Share Amounts)

	2007	2006	2005
INTEREST AND DIVIDEND INCOME:
Loans	$66,995	$58,000	$42,997
Securities-interest	5,600	4,917	4,755
Interest bearing deposits	102	106	100
Securities-dividends	1,180	929	748

Total interest and dividend income	73,877	63,952	48,600

INTEREST EXPENSE
Deposits	27,081	19,908	11,344
Borrowed funds	8,496	7,741	5,170

Total interest expense	35,577	27,649	16,514

Net interest income	38,300	36,303	32,086

PROVISION FOR LOAN LOSSES	749	1,681	2,700

Net interest income after provision for loan losses	37,551	34,622	29,386

NONINTEREST INCOME:
Service charges and fees	4,919	4,249	3,752
Net gain from sale of securities	508	376	324
Other than temporary impairment of securities	(233)	—	—

Total noninterest income	5,194	4,625	4,076

NONINTEREST EXPENSE:
Salaries and employee benefits	16,082	15,093	12,903
Service bureau fees	3,361	2,936	2,672
Occupancy and equipment	3,594	3,179	2,857
Professional fees	1,550	1,372	1,332
Marketing and promotions	1,131	1,134	1,183
Insurance and FDIC assessments	361	259	201
Contribution to Rockville Bank Community Foundation, Inc.	—	—	3,887
Other	4,222	5,052	3,468

Total noninterest expense	30,301	29,025	28,503

INCOME BEFORE INCOME TAXES	12,444	10,222	4,959

PROVISION FOR INCOME TAXES	4,116	3,368	1,533

NET INCOME	$8,328	$6,854	$3,426

(Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Income (Continued)
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Share and Per Share Amounts)

			For the Period
	For the Year	For the Year	from May 20,
	Ended	Ended	2005 to
	December 31,	December 31,	December 31,
	2007	2006	2005
Earnings per share (see Note 4):
Basic	$0.44	$0.36	$0.09
Diluted	$0.44	$0.36	$0.09

Weighted average shares outstanding:
Basic	18,750,935	18,838,951	18,973,282
Diluted	18,750,935	18,839,312	18,973,282
          See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Share Amounts)

				Unallocated				Accumulated
			Additional	Common				Other	Total
	Common Stock		Paid in	Shares Held	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	by ESOP	Earnings	Shares	Amount	(Loss) Income	Equity
Balance at January 1, 2005	—	$—	$—	$—	$67,338	—	$—	$1,188	$68,526

Comprehensive income:
Net income	—	—	—	—	3,426	—	—	—	3,426
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	(1,329)	(1,329)
Decrease in minimum pension liability, net of tax	—	—	—	—	—	—	—	1,188	1,188

Total comprehensive income									3,285

Issuance of common stock to Rockville Financial MHC, Inc.	10,689,250	—	—	—	—	—	—	—	—
Issuance of common stock, net of expenses of $2.3 million (Note 1)	8,357,050	81,299	—	—	—	—	—	—	81,299
Issuance of common stock to Rockville Bank Community Foundation, Inc., including additional tax benefit due to higher basis for tax purposes	388,700	3,950	—	—	—	—	—	—	3,950
Shares purchased for ESOP	—	—	—	(7,068)	—	—	—	—	(7,068)
Stock compensation expense	—	—	213	700	—	—	—	—	913

Balance at December 31, 2005	19,435,000	85,249	213	(6,368)	70,764	—	—	1,047	150,905

Comprehensive income:
Net income	—	—	—	—	6,854	—	—	—	6,854
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	1,355	1,355
Change in minimum pension liability, net of tax	—	—	—	—	—	—	—	(74)	(74)

Total comprehensive income									8,135

Common stock repurchased	—	—	—	—	—	57,800	(962)	—	(962)
Shares purchased for ESOP	—	—	—	(817)	—	—	—	—	(817)
Stock compensation expense	139,640	—	1,641	700	—	(57,800)	962	—	3,303
Dividends paid, $0.08 per common share	—	—	—	51	(1,555)	—	—	—	(1,504)
Adjustment to initially adopt SFAS No. 158, net of tax	—	—	—	—	—	—	—	(3,996)	(3,996)

Balance at December 31, 2006	19,574,640	85,249	1,854	(6,434)	76,063	—	—	(1,668)	155,064

Comprehensive income:
Net income	—	—	—	—	8,328	—	—	—	8,328
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	451	451
Change in accumulated other comprehensive income related to employee benefit plans, net of tax	—	—	—	—	—	—	—	976	976

Total comprehensive income									9,755

Common stock repurchased	—	—	—	—	—	496,730	(7,293)	—	(7,293)
Stock compensation expense	(4,800)	—	1,276	700	—	—	—	—	1,976
Repurchase of stock options	—	—	(100)	—	—	—	—	—	(100)
Cancellation of shares for tax withholding	(1,556)	—	(21)	—	—	—	—	—	(21)
Dividends paid, $0.16 per common share	—	—	—	—	(3,008)	—	—	—	(3,008)

Balance at December 31, 2007	19,568,284	$85,249	$3,009	$(5,734)	$81,383	496,730	$(7,293)	$(241)	$156,373

     See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,328	$6,854	$3,426
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	48	161	329
Stock compensation expense	1,855	3,303	913
Provision for loan losses	749	1,681	2,700
Net gain from sale of securities	(508)	(376)	(324)
Other than temporary impairment of securities	233	—	—
Contributions of securities to Rockville Bank Community Foundation, Inc.	—	—	3,887
Depreciation and amortization	1,416	1,300	1,172
Loss on disposal of equipment	4	16	17
Deferred income taxes	540	(421)	(1,675)
Increase in cash surrender value of bank owned life insurance	(368)	(339)	(325)
Change in assets and liabilities:
Deferred loan fees and premiums	283	(73)	(8)
Accrued interest receivable	317	(696)	(764)
Other assets	(2,979)	(755)	(1,648)
Accrued expenses and other liabilities	2,955	888	3,112

Net cash provided by operating activities	12,873	11,543	10,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	6,448	4,775	6,369
Proceeds from calls and maturities of available for sale securities	61,675	22,115	13,054
Principal payments on available for sale mortgage-backed securities	11,832	13,769	16,622
Purchases of available for sale securities	(82,950)	(41,809)	(31,106)
Purchase of Federal Home Loan Bank stock	(1,332)	(1,338)	(1,086)
Proceeds from sales of loans	574	948	—
Purchase of loans	(16,656)	(27,402)	(46,429)
Net increase in loans	(67,922)	(148,809)	(119,714)
Purchases of bank premises and equipment	(3,148)	(2,623)	(5,124)
Proceeds from the surrender of bank owned life insurance	—	—	1,317

Net cash used in investing activities	(91,479)	(180,374)	(166,097)

(Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock offering	$—	$—	$81,299
Common stock purchased for ESOP	—	(817)	(7,068)
Common stock repurchased	(7,175)	(962)	—
Net increase in noninterest bearing deposits	6,310	7,213	7,883
Net increase in interest bearing deposits	60,217	115,902	61,015
Net increase in mortgagors’ and investors’ escrow accounts	248	526	815
Proceeds from Federal Home Loan Bank advances	67,800	57,400	431,649
Repayments of Federal Home Loan Bank advances	(44,169)	(10,157)	(418,797)
Cash dividends paid on common stock	(3,008)	(1,504)	—

Net cash provided by financing activities	80,223	167,601	156,796

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,617	(1,230)	1,511

CASH AND CASH EQUIVALENTS—Beginning of year	22,381	23,611	22,100

CASH AND CASH EQUIVALENTS—End of year	$23,998	$22,381	$23,611

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$35,304	$27,600	$16,465

Income taxes	$4,501	$4,874	$3,250

See notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE
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
As of December 31, 2007, the Company had not engaged in any business activities other than owning the common stock of Rockville Bank. Rockville Financial MHC, Inc. does not conduct any business activity other than owning a majority of the common stock of Rockville Financial, Inc.
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
Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2007 and 2006, all securities were classified as available for sale.
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

Allowance for Loan Losses: The allowance for loan losses, a material estimate which could change significantly in the near-term, is established as embedded losses are estimated to have occurred through provisions for losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is inherently subjective and is based on a formula that considers past loan loss experience, known and inherent losses and size of the loan portfolios, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, review of regulatory authority examination reports and other relevant factors, and an allowance for impaired loans. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of principal is confirmed. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary.
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
The majority of the Company’s loans are collateralized by real estate located in central and eastern Connecticut with a portion of the commercial real estate loan portfolio located in the Northeast region of the United States. Accordingly, the collateral value of a substantial portion of the Company’s loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions.
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
Bank Owned Life Insurance: The cash surrender value of Bank Owned Life Insurance (“BOLI”), net of any deferred acquisition and surrender costs or loans is recorded as an asset. As of December 31, 2007 and 2006 there were no deferred acquisition costs, surrender costs or loans. There are no restrictions on the use of any insurance proceeds the Company receives from BOLI.
Interest and Fees on Loans: Interest on loans is accrued and included in operating income based on contractual rates applied to principal amounts outstanding. Accrual of interest is discontinued, and previously accrued income is reversed, when loan payments are 90 days or more past due or when, in the judgment of management, collectibility of the loan or loan interest becomes uncertain. Subsequent recognition of income occurs only to the extent payment is received subject to management’s assessment of the collectibility of the remaining interest and principal. A nonaccrual loan is restored to accrual status when it is no longer 90 days delinquent and collectibility of interest and principal is no longer in doubt. Interest collected on nonaccrual loans and impaired loans is recognized on a cash basis, only if in management’s judgment all principal is expected to be collected.

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
Goodwill: In connection with a branch acquisition, the Company recorded goodwill, which represents the excess of the fair value of deposit liabilities assumed over the assets received. Goodwill is not amortized and is evaluated for impairment annually. No impairments were recorded during years ended December 31, 2007, 2006 and 2005.
Income Taxes: The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of December 31, 2007 and 2006, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences.
On January 1, 2007, the Company changed its accounting policy related to accounting for tax contingencies in connection with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. See Note 13 — Income Taxes for additional information
Pension and Other Post-Retirement Benefits: The Company has a noncontributory defined benefit pension plan that provides benefits for full-time employees hired before January 1, 2005, meeting certain requirements as to age and length of service. The benefits are based on years of service and average compensation, as defined. The Company’s funding policy is to contribute annually the maximum amount that could be deducted for federal income tax purposes, while meeting the minimum funding standards established by the Employee Retirement Security Act of 1974 (“ERISA”).
In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees hired prior to March 1, 1993. Participants become eligible for the benefits if they retire after reaching age 62 with five or more years of service. Benefits are paid in fixed amounts depending on length of service at retirement. The Company accrues for the estimated costs of these benefits through charges to expense during the years that employees render service; however, the Company does not fund this plan.
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
Federal Home Loan Bank Stock: As a member of the Federal Home Loan Bank of Boston (“FHLBB”), the Bank is required to hold a certain amount of FHLBB stock. The stock is considered to be a non-marketable equity security and, accordingly, is recorded at cost.
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
Available for Sale Securities - Fair values, excluding FHLBB stock, are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the FHLBB.
Loans Receivable - The fair value of loans is estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
Deposits - The fair value of demand, NOW, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using a discounted cash flow calculation that applies interest rates being offered for deposits of similar remaining maturities to a schedule of aggregated expected maturities on such deposits.
Advances from the Federal Home Loan Bank of Boston - The fair value of the advances is estimated using a discounted cash flow calculation that applies current FHLBB interest rates for advances of similar maturity to a schedule of remaining maturities of such advances.
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
Unearned ESOP shares are not considered outstanding for calculating basic and diluted earnings per common share and ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation. ESOP shares that have not been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made, should be considered committed to be released.
Earnings per share data is not presented for consolidated financial statements prior to the May 20, 2005 mutual holding company reorganization since shares of common stock were not issued until May 20, 2005; therefore, per share information for prior periods is not meaningful.
ESOP Expenses: Unearned ESOP shares are not considered outstanding for calculating earnings per common share and are shown as a reduction of stockholders’ equity and presented as unearned common shares held by the ESOP. During the period the ESOP shares are committed to be released, the Company recognizes compensation cost equal to the fair value of the ESOP shares. When the shares are released, unearned common shares held by ESOP are reduced by the cost of the ESOP shares released and the differential between the fair value and the cost is charged to additional paid-in capital. The loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability in the Company’s consolidated financial statements.
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
In March 2006, FASB issued SFAS No. 156 (“SFAS 156”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- an Amendment of FASB Statement No.140, which requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized service assets and liabilities, the Statement will permit an entity to choose either of the following subsequent measurement methods (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. SFAS 156 also requires additional disclosures for all separately recognized servicing rights. The provisions of SFAS

156 were effective for the Company on January 1, 2007. The adoption of SFAS 156 did not have a material impact on the Company’s consolidated financial statements.
In July 2006, FIN 48 was issued clarifying the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation of FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 includes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.
Effective January 1, 2007, the Company adopted the provisions of FIN 48 and there was no material effect on the consolidated financial statements. As a result, there was no cumulative effect related to adopting FIN 48. As of January 1, 2007 and December 31, 2007, there were no unrecognized tax benefits related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2004 through 2007.
In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances and is effective for financial statements for the Company on January 1, 2008. Early adoption is permitted. The Company does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements or results of operations of the Company.
In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). The Company adopted the provisions of SFAS 158 requiring the recognition of the funded status of defined benefit plans as of December 31, 2006. The statement requires the Company to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position and is effective for the Company on January 1, 2008. During the prior year, the Company had adopted the provisions of SFAS 158 and recorded $4.4 million in accumulated other comprehensive loss related to the unfunded defined benefit plans as of December 31, 2006. The Company recorded the amortized benefit plan expense related to the adoption of $903,000, net of taxes of $307,000 for the year ended December 31, 2007. The Company offers a defined benefit pension plan whose measurement date of the pension plan asset’s and benefit obligations is presently October 1 and will be changed in accordance with the provisions of SFAS 158 to the Company’s year-end of December 31, effective December 31, 2008. Refer to Note 11 of a summary of the impact of the adoption of SFAS 158.
In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. EITF Issue No. 06-5, which was effective January 1, 2007, concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4. The adoption of EITF Issue No. 06-5 did not have a material impact on the Company’s consolidated financial statements.
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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations. The Statement requires that all business combinations be accounted for under the “acquisition method.” The Statement requires that the assets, liabilities and noncontrolling interests of a business combination be measured at fair value at the acquisition date. The acquisition date is defined as the date an acquirer obtains control of the entity, which is typically the closing date. The Statement requires that all acquisition and restructuring related costs be expensed as incurred and that any contingent consideration be measured at fair value and recorded as either equity or a liability with the liability remeasured at fair value in subsequent periods. The Statement is effective January 1, 2009. An entity may not apply it before that date. The Company does not expect the adoption of SFAS 141 to have a material effect on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51. The Statement requires that a noncontrolling interest (formerly minority interest) be measured at fair value at the acquisition date and be presented in the equity section on the balance sheet. The Statement requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions with no resulting gain or loss. If control is lost, the noncontrolling interest is remeasured to fair value and a gain or loss is recorded. The Statement is effective January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.
In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements, which provides guidance for determining a liability for the post-retirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 06-10 to have a material effect on its consolidated financial statements.
In November 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings, which provides the SEC staff’s views on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments. Specifically, SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified beginning on January 1, 2008. The Company does not expect the adoption of SAB 109 to have a material effect on its consolidated financial statements.

Note 4.	EARNINGS PER SHARE
Income earned during the year prior to May 20, 2005 is not included in the earning per share calculation because the shares of the Company’s common stock were not issued until May 20, 2005; therefore, per share information for prior periods is not meaningful.
The following table sets forth the calculation of basic and diluted earnings per share for the years ended December 31, 2007 and 2006 and the period from May 20, 2005 to December 31, 2005 (Dollars in thousands except share and per share information):

			For the Period
	For the Year	For the Year	from May 20,
	Ended	Ended	2005 to
	December 31,	December 31,	December 31,
	2007	2006	2005
Net income	$8,328	$6,854	$1,669

Weighted-average basic shares outstanding	18,750,935	18,838,951	18,973,282
Diluted potential restricted stock common shares	—	361	—

Weighted-average diluted shares	18,750,935	18,839,312	18,973,282

Earnings per share:
Basic	$0.44	$0.36	$0.09

Diluted	$0.44	$0.36	$0.09

Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Unvested restricted shares are not included in the weighted-average number of common shares outstanding for basic earnings per share calculations. The Company’s common stock equivalents relate solely to stock options issued and outstanding and unvested restricted stock awards. All options to purchase shares of common stock that were issued and outstanding were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.
Note 5. RESTRICTIONS ON CASH AND DUE FROM BANKS
The Company is required to maintain a percentage of transaction account balances on deposit in noninterest earning reserves with the Federal Reserve Bank that was offset by the Company’s average vault cash. As of December 31, 2007 and 2006, the Company was required to have cash and liquid assets of approximately $941,000 and $1.1 million, respectively, to meet these requirements. The Company maintains a compensating balance of $600,000 to partially offset service fees charged by the Federal Reserve Bank. In addition, as of both December 31, 2007 and 2006, the Company maintained interest bearing cash equivalents of $1.3 million with a vendor for clearing purposes.

Note 6. AVAILABLE FOR SALE SECURITIES
The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale investment securities at December 31, 2007 and 2006 are as follows:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2007		(In Thousands)
Available for sale:
U.S. Government and agency obligations	$2,016	$9	$—	$2,025
U.S. Government sponsored enterprises	12,000	26	15	12,011
Mortgage-backed securities	96,494	767	165	97,096
Corporate debt securities	4,068	12	217	3,863
Other debt securities	978	17	—	995

Total debt securities	115,556	831	397	115,990

Marketable equity securities	15,744	4,593	196	20,141
Other equity securities	241	—	—	241

	$131,541	$5,424	$593	$136,372

At December 31, 2007, the net unrealized gain on securities available for sale of $4.8 million, net of income taxes of $1.6 million or $3.2 million, is included in accumulated other comprehensive (loss) income.

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2006		(In Thousands)
Available for sale:
U.S. Government and agency obligations	$1,989	$—	$2	$1,987
U.S. Government sponsored enterprises	58,991	—	407	58,584
Mortgage-backed securities	45,953	106	697	45,362
Corporate debt securities	7,891	27	12	7,906
Other debt securities	981	19	—	1,000

Total debt securities	115,805	152	1,118	114,839

Marketable equity securities	12,273	5,311	197	17,387
Other equity securities	241	—	—	241

	$128,319	$5,463	$1,315	$132,467

At December 31, 2006, the net unrealized gain on securities available for sale of $4.1 million, net of income taxes of $1.4 million or $2.7 million, is included in accumulated other comprehensive (loss) income.

The amortized cost and fair value of available for sale debt securities at December 31, 2007 by contractual maturities are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	December 31, 2007
	Amortized	Fair
	Cost	Value
	(In Thousands)
Maturity:
Within 1 year	$8,866	$8,869
After 1 but within 5	5,600	5,633
After 5 but within 10 years	1,493	1,503
After 10 years	3,103	2,889

	19,062	18,894

Mortgage-backed securities	96,494	97,096

	$115,556	$115,990

Securities with a fair value of $2.0 million as of both December 31, 2007 and 2006 were pledged to secure public deposits and U.S. Treasury tax and loan payments.
For the years ended December 31, 2007, 2006 and 2005, gross gains of $754,000, $558,000 and $484,000, respectively, and gross losses of $246,000, $182,000 and $160,000, respectively, were realized on the sale of available for sale securities.
As of December 31, 2007 and 2006, the Company did not own any investment or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or its agencies, which had an aggregate book value in excess of 10% of the Company’s capital.
The Company’s investment portfolio contained no mortgage-backed securities that are subject to the risk of “sub-prime” lending as of December 31, 2007. Though the Company does not have a direct exposure to sub-prime related assets, the value and related income of the Company’s mortgage-backed securities are sensitive to changes in economic conditions, including delinquencies and/or defaults on the underlying mortgages. Though the Company has not been adversely impacted by recent events affecting the mortgage industry, continuing shifts in the market’s perception of credit quality on securities backed by residential mortgage loans may result in increased volatility of market price and periods of illiquidity that can negatively impact the valuation of certain securities held by the Company.
The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at December 31, 2007 and 2006:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2007	(In Thousands)
Available for sale:
U.S. Government sponsored enterprises	$—	$—	$7,985	$15	$7,985	$15
Mortgage-backed securities	11,931	48	12,665	117	24,596	165
Corporate debt securities	2,651	217	100	—	2,751	217

Total debt securities	14,582	265	20,750	132	35,332	397
Marketable equity securities	6,730	140	944	56	7,674	196

Total	$21,312	$405	$21,694	$188	$43,006	$593

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2006	(In Thousands)
Available for sale:
U.S. Government and agency obligations	$1,987	$2	$—	$—	$1,987	$2
U.S. Government sponsored enterprises	49,630	361	8,954	46	58,584	407
Mortgage-backed securities	1,377	11	35,241	686	36,618	697
Corporate debt securities	2,594	12	601	—	3,195	12

Total debt securities	55,588	386	44,796	732	100,384	1,118
Marketable equity securities	823	62	2,231	135	3,054	197

Total	$56,411	$448	$47,027	$867	$103,438	$1,315

Management has determined that securities in an unrealized loss position were not other than temporarily impaired based on their evaluation of current market trends, credit quality, the nature of the investments and industry analysis and the Company’s ability and intent to hold these securities until a forecasted recovery, which may be maturity with regard to debt securities.
During the year ended December 31, 2007, the Company recorded an other than temporary impairment charge of $233,000 related to a U.S. government sponsored entity preferred stock. The Company’s remaining investment in this security was $544,000 with no unrealized gain or loss at December 31, 2007 and an unrealized gain of $77,000 at December 31, 2006. The charge was computed using the closing price of the security as of the date of the impairment.
Note 7. LOANS AND ALLOWANCE FOR LOAN LOSSES
A summary of the Company’s loan portfolio at December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
	(In Thousands)
Real estate loans:
Residential	$666,003	$640,076
Commercial	284,460	232,550
Construction (net of undisbursed portion of $96.8 million and $93.6 million, respectively)	70,617	63,902

Total real estate loans	1,021,080	936,528

Commercial business loans	92,869	97,234
Installment loans	9,673	6,158
Collateral loans	1,796	1,449

Total loans	1,125,418	1,041,369

Net deferred loan costs and premiums	1,529	1,813

Allowance for loan losses	(10,620)	(9,827)

Loans — net	$1,116,327	$1,033,355

The Company services certain loans for third parties. The aggregate of loans serviced for others approximated $18.9 million and $20.8 million as of December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, the unpaid principal balances of loans placed on nonaccrual status were approximately $1,178,000 and $855,000, respectively. If nonaccrual loans had been performing in accordance with their original terms, the Company would have recorded approximately $53,000, $52,000 and $59,000 in additional interest income during the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, there were no loans contractually past due 90 days or more and still accruing interest.
The following information relates to impaired loans as of and for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In Thousands)
Recorded investment in impaired loans for which there is a related allowance for loan losses	$489	$9	$2,280
Recorded investment in impaired loans for which there is no related allowance for loan losses	1,080	1,484	—
Allowance for loan losses related to impaired loans (calculated in accordance with SFAS 114 and SFAS 118)	155	9	139

Average recorded investment in impaired loans	1,493	1,689	1,998

Interest income recognized	52	102	116
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

Changes in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(In Thousands)
Balance, beginning of year	$9,827	$8,675	$6,371
Provision for loan losses	749	1,681	2,700
Loans charged-off	(173)	(621)	(646)
Recoveries of loans previously charged-off	217	92	250

Balance, end of year	$10,620	$9,827	$8,675

In the normal course of business, the Company grants loans to executive officers, directors and other related parties. Changes in loans outstanding to such related parties for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
	(In Thousands)
Balance, beginning of year	$3,802	$4,406
Additional loans	1,327	446
Repayments	(1,321)	(1,050)

Balance, end of year	$3,808	$3,802

As of December 31, 2007 and 2006, all related party loans were performing.
Related party loans were made on the same terms as those for comparable loans and transactions with unrelated parties, other than certain mortgage loans which were made to employees with over one year of service with the Company which have rates 0.5% below market.
The balance of capitalized servicing rights, included in other assets at December 31, 2007 and 2006, was $94,000 and $119,000, respectively. No impairment charges related to servicing rights were recognized during the years ended December 31, 2007, 2006 and 2005.
Note 8. PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
	(In Thousands)
Land and improvements	$236	$184
Buildings	12,727	11,014
Furniture and equipment	8,469	9,588
Leasehold improvements	3,428	3,071

	24,860	23,857

Less accumulated depreciation and amortization	(10,508)	(11,233)

	$14,352	$12,624

Depreciation and amortization expense was $1.4 million, $1.3 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 9. DEPOSITS
Deposits at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	(In Thousands)
Demand and NOW	$185,232	$179,738
Regular savings	121,800	128,604
Money market and investment savings	120,971	96,442
Club accounts	216	211
Time deposits	522,819	479,516

	$951,038	$884,511

Time deposits in denominations of $100,000 or more were approximately $175.2 million and $159.1 million as of December 31, 2007 and 2006, respectively.
Contractual maturities of time deposits as of December 31, 2007 are summarized below:

(In Thousands)
2008	$429,919
2009	45,183
2010	20,852
2011	11,738
2012	12,214
Thereafter	2,913

$522,819

Deposit accounts of officers, directors, and other related parties aggregated approximately $2.8 million and $1.0 million at December 31, 2007 and 2006, respectively.
A summary of interest expense by account type for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(In Thousands)
Savings and demand deposits	$4,158	$3,781	$2,998
Time deposits	22,923	16,127	8,346

	$27,081	$19,908	$11,344

Note 10. FEDERAL HOME LOAN BANK BORROWINGS AND STOCK
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). At December 31, 2007 and 2006, the Bank had access to a pre-approved secured line of credit with the FHLBB of $10.0 million. At December 31, 2007 and 2006 the Company had the capacity for additional advances of up to $152.4 million and $159.3 million, respectively. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2007 and 2006, there were no advances outstanding under the line of credit.

At December 31, 2007 and 2006, outstanding advances from the FHLBB are as follows:

		December 31,
Interest Rate	Maturity Date	2007	2006
		(In Thousands)
5.125%	January 2, 2007	$—	$65,000
3.41%	July 9, 2007	—	5,000
3.55%	November 23, 2007	—	2,000
4.00%	January 2, 2008	28,000	—
5.52%	May 8, 2008	5,000	5,000
2.77%	May 27, 2008	5,000	5,000
5.61%	July 30, 2008	5,000	5,000
3.84%	August 6, 2008	5,000	5,000
3.86%	October 31, 2008	10,000	10,000
3.80%	January 9, 2009	7,000	7,000
4.10%	July 9, 2009	7,000	7,000
4.18%	November 23, 2009	2,000	2,000
3.30%	May 27, 2010	5,000	5,000
4.28%	August 11, 2010	5,000	5,000
6.47%	September 8, 2010	541	710
4.95%	December 20, 2010	10,000	10,000
4.06%	December 21, 2010	5,000	—
4.52%	August 8, 2011	5,000	5,000
4.15%	October 3, 2011	5,000	5,000
4.57%	August 20, 2012	8,000	8,000
4.09%	September 7, 2012	7,000	—
4.60%	October 1, 2012	5,000	5,000
4.75%	November 23, 2012	2,000	2,000
4.14%	December 7, 2012	10,000	—
4.99%	May 16, 2013	10,000	—
3.89%	May 28, 2013	5,000	5,000
4.75%	July 5, 2013	5,000	5,000
4.78%	January 13, 2014	4,400	4,400
4.86%	March 17, 2014	7,800	—
4.18%	October 14, 2014	5,000	—
5.05%	May 18, 2015	5,000	—
3.69%	September 11, 2017	5,000	—
4.39%	November 6, 2017	8,000	—
3.19%	November 30, 2017	5,000	—

		$201,741	$178,110

The Bank is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock. The advances are collateralized by first mortgage loans with an estimated eligible collateral value of $354.1 million and $337.4 million at December 31, 2007 and 2006, respectively.
The following table sets forth information concerning balances and interest rates on our FHLBB advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
FHLBB Advances:
Maximum amount of advances outstanding at any month end during the year	$206,785	$195,637	$131,104
Average advances outstanding during the year	183,219	168,942	122,828
Balance outstanding at end of year	201,741	178,110	130,867
Weighted average interest rate during the year	4.64%	4.58%	4.21%
Weighted average interest rate at the end of year	4.28%	4.59%	4.29%
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

The following is information regarding the changes in benefit obligations, changes in plan assets, funded status and amounts recognized in the consolidated statements of condition as of and for the years ended December 31, 2007 and 2006.

	Pension Plans		Post-Retirement Benefits
	Years Ended		Years Ended
	2007	2006	2007	2006
		(In Thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of measurement period	$16,737	$15,586	$2,091	$1,692
Service cost	951	807	18	16
Interest cost	993	887	122	107
Plan participants’ contributions	—	—	19	—
Actuarial (gain) loss	591	(270)	(543)	361
Benefits paid	(227)	(273)	(96)	(85)

Benefit obligation at end of measurement period	$19,045	$16,737	$1,611	$2,091

Change in Plan Assets:
Fair value of plan assets at beginning of measurement period	$12,263	$11,630	$—	$—
Actual return on plan assets	1,676	906	—	—
Employer contributions	676	-	77	85
Plan participants’ contributions	—	—	19	—
Benefits paid	(227)	(273)	(96)	(85)

Fair value of plan assets at end of measurement period	$14,388	$12,263	$—	$—

Funded Status:
Funded Status at end of measurement period	$(4,657)	$(4,474)	$(1,611)	$(2,091)
Contribution made after measurement date	2,500	—	—	—

Net amount recognized	$(2,157)	$(4,474)	$(1,611)	$(2,091)

Amounts Recognized in the Consolidated Statements of Condition:
Other assets	$3,106	$—	$—	$—
Current liabilities	(1,302)	—	(101)	—
Noncurrent liabilities	(3,961)	(4,474)	(1,510)	(2,091)

Net amount recognized	$(2,157)	$(4,474)	$(1,611)	$(2,091)

Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Prior service cost	$387	$699	$67	$86
Net loss	4,508	5,025	235	866

Total accumulated other comprehensive income	4,895	5,724	302	952
Deferred tax asset	(1,664)	(1,946)	(103)	(324)

Net impact on other comprehensive income	$3,231	$3,778	$199	$628

The following table sets forth the components of net periodic benefits costs and other amounts recognized in accumulated other comprehensive income for the retirement plans:

	Pension Plans			Post-Retirement Benefits
	2007	2006	2005	2007	2006	2005
	(In Thousands)
Components of Net Periodic Benefit Cost:
Service cost	$951	$807	$850	$18	$16	$9
Interest cost	993	887	739	122	107	80
Expected return on plan assets	(1,052)	(974)	(838)	—	—	—
Amortization of net actuarial losses	485	494	335	19	83	46
Amortization of prior service cost (benefits)	312	622	622	87	19	(2)

Net periodic benefit cost	$1,689	$1,836	$1,708	$246	$225	$133

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss (gain)	$(33)	$—	$—	$(543)	$—	$—
Amortization of net loss	(485)	—	—	(19)	—	—
Amortization of prior service cost	(312)	—	—	(87)	—	—

Total recognized in other comprehensive income	$(830)	$—	$—	$(649)	$—	$—

Total recognized in net periodic benefit cost and other comprehensive income	$859	$1,836	$1,708	$(403)	$225	$133

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2008 are as follows:

		Post-
Amounts Recognized in Accumulated	Pension	Retirement
Other Comprehensive Loss consist of:	Plans	Benefits
	(In Thousands)
Net actuarial losses	$408	$19
Prior service costs	312	19

Net amount recognized	$720	$38

Assumptions
Weighted-average assumptions used to determine pension benefit obligations at December 31,

	2007		2006
Discount rate	6.30% / 6.20	%(1)	6.00%
Rate of compensation increase	4.50%		4.25%

(1)	The Company uses the same discount rate for all of our pension plans. The rate was 6.30% for our pension plan with a measurement date of September 30, 2007 and was 6.20% for the supplemental and SERPs plans with a measurement dates of December 31, 2007.

Certain disaggregated information related to the Company’s defined benefit pension plans is as follows as of their respective measurement dates:

			Supplemental Plans
	Pension Plan		and SERPs
	2007	2006	2007	2006
	(In Thousands)
Change in Benefit Obligation:
Projected benefit obligation	$13,782	$12,526	$5,263	$4,211
Accumulated benefit obligation	11,122	10,531	5,263	3,950
Fair value of plan assets	14,388	12,263	—	—
Weighted average assumptions used to determine net benefit pension expense for the years ended December 31,

	2007	2006	2005
Discount rate	6.00%	5.75%	6.00%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.50%
Rate of compensation increase	4.25%	4.00%	4.00%
The accumulated post-retirement benefit obligation was $1.6 million and $2.1 million as of December 31, 2007 and 2006, respectively.
The Company does not intend to apply for the government subsidy under Medicare Part-D for post-retirement prescription drug benefits. Therefore, the impact of the subsidy is not reflected in the development of the liabilities for the plan. As of December 31, 2007, prescription drug benefits are included in the post-retirement benefits offered to employees hired prior to March 1, 1993.
The expected long-term rate of return is based on the actual historical rates of return of published indices that are used to measure the plans’ target assets allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.
Assumed Healthcare Trend Rates
The Company’s accumulated post-retirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., healthcare cost trend rate) is assumed to be 10% at December 31, 2007 and 2006, and 9% at December 31, 2005, decreasing gradually to a rate of 5% at December 31, 2012. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in the assumed healthcare cost trend rate would have the following effects (dollars in thousands):

	1%	1%
	Increase	Decrease
	(In Thousands)
Effect on post-retirement benefit obligation	$169	$(144)
Effect on total service and interest	17	(14)

 Plan Assets
 The Company’s pension plan weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

Asset Category	2007	2006
Equity securities	62%	62%
Debt securities	35	35
Real estate	3	3

Total	100%	100%

The Company’s investment goal is to obtain a competitive risk adjusted return on the pension plan assets commensurate with prudent investment practices and the plan’s responsibility to provide retirement benefits for its participants, retirees and their beneficiaries. The 2008 targeted allocation for equity securities, debt securities and real estate is 62%, 35% and 3%, respectively. The pension plan’s investment policy does not explicitly designate allowable or prohibited investments, instead, it provides guidance regarding investment diversification and other prudent investment practices to limit the risk of loss. The Plan’s asset allocation targets are strategic and long-term in nature and are designed to take advantage of the risk reducing impacts of asset class diversification.
Plan assets are periodically rebalanced to their asset class targets to reduce risk and to retain the portfolio’s strategic risk/return profile. Investments within each asset category are further diversified with regard to investment style and concentration of holdings.
Contributions
The Company contributed $2.5 million and $676,000 to the Pension Plan during the years ended December 31, 2007 and 2006, respectively. The Company plans to contribute $601,000 to the Pension Plan in 2008.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Post-Retirement
	Plan	Benefits
	(In Thousands)
2008	$1,787	$101
2009	524	110
2010	899	108
2011	911	112
2012	953	113
Years 2013-2017	5,162	619
401(k) Plan: The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested instead of the matching contribution provided to participants of the 401(k) Plan. The Company contributed $271,000, $359,000 and $222,000 to the plan for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 12. STOCK BASED COMPENSATION
The Board of Directors and stockholders of the Company approved the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) in 2006. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options in connection with Awards under the Plan. As of December 31, 2007, there were 149,682 restricted stock shares and 661,075 stock options that remain available for future grants under the Plan.
On January 1, 2006, the Company adopted SFAS 123R (revised 2004), Share-Based Payment. The adoption of these rules did not impact the Company’s consolidated financial statements since the Company had not issued any stock options or restricted stock before the adoption date. Under SFAS 123R, the fair value of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period. The Company accelerates the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for vesting at the time an employee or director retires. Stock-based compensation granted to non-retirement-eligible individuals is expensed over the normal vesting period.
Total employee and director share-based compensation expense recognized for stock options and restricted stock was $952,000, with a related tax benefit recorded of $324,000, for the year ended December 31, 2007 of which director share-based compensation expense recognized (in the consolidated statement of income as other noninterest expense) was $341,000 and officer share-based compensation expense recognized (in the consolidated statement of income as salaries and benefit noninterest expense) was $611,000. The total charge of $952,000 includes $21,000 related to 1,556 vested restricted shares used for income tax withholding payments on behalf of certain executives.
Total employee and director share-based compensation expense recognized for stock options and restricted stock was $2.4 million, with a related tax benefit of $817,000, for the year ended December 31, 2006 of which director share-based compensation expense recognized (in the consolidated statement of income as other noninterest expense) was $924,000 and officer share-based compensation expense recognized (in the consolidated statement of income as salaries and benefit noninterest expense) was $1.5 million. The total charge of $2.4 million includes $129,000 related to 7,508 vested restricted shares used for income tax withholding payments on behalf of certain executives.
On February 20, 2008, the Board of Directors Stock Award Committee awarded 92,559 shares of restricted stock to executive officers (net of 16,441 shares which were used by the executives for income tax withholding as described below) with a fair value of $1.3 million, net of estimated forfeitures, as measured on the grant date. The Board of Directors Stock Award Committee also awarded stock options to purchase 128,625 shares of the Company’s stock with a grant date fair value of $350,000, net of estimated forfeitures, to both executive officers and directors of the Company. The stock options were granted with an exercise price of $11.98 per share and the right to exercise the stock options expires February 20, 2018. Twenty percent of the restricted stock and stock options vested immediately with the remaining award vesting twenty percent annually over with next four years. The Company anticipates it will recognize expense related to these awards of approximately $1.2 million, $134,000, $129,000, $126,000 and $18,000 in calendar years 2008 through 2012.

     Stock Options:
     The following table presents the activity related to stock options under the Plan for the year ended December 31, 2007:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)

Stock options outstanding at January 1, 2007	179,200	$17.77
Granted	85,500	14.35	—	—
Exercised	—	—	—	—
Forfeited or expired (1)	(51,200)	17.77	—	—

Stock options outstanding at December 31, 2007	213,500	16.40	9.1	$—

Stock options vested and exercisable at December 31, 2007	107,900	16.16	9.0	—

(1)	The Company purchased 43,100 stock options pursuant to a tender offer made to non-executive officer to purchase 45,500 outstanding eligible options employees for a price of $2.61 per share. The Company paid an aggregate purchase price of $112,000 for the tendered options. This tender offer resulted in the immediate recognition of $110,000 of unrecognized stock compensation. In addition, an additional stock compensation expense of $13,000 was recorded to reflect the excess of the price paid over the fair value of the options purchased at the date of settlement.
The following table presents the unvested Stock Option activity for the year ended December 31, 2007:

		Weighted Average
		Grant-
	Number of Shares	Date Fair Value

Unvested as of January 1, 2007	122,000	4.34
Granted	85,500	4.08
Vested	(50,700)	4.08
Forfeited, expired or canceled	(51,200)	4.34

Unvested as of December 31, 2007	105,600	$4.25

The aggregate fair value of options vested was $207,000 and $248,000 for 2007 and 2006, respectively.
As of December 31, 2007, the unrecognized cost related to the stock options awarded of $263,000 will be recognized over a weighted-average period of 1.6 years.
For share-based compensation recognized for the years ended December 31, 2007 and 2006, the Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2007	2006
Weighted per share average fair value of options granted	$4.08	$4.34
Assumptions:
Risk free interest rate	4.60%	4.55%
Expected volatility	19.06%	15.83%
Expected dividend yield	.84%	.90%
Expected life of options granted	6.5 years	6.0 years

The expected volatility was determined using both the Company’s historical trading volatility as well as the historical volatility of an index published by SNL Financial for mutual holding company’s common stock over the expected average life of the options. The index was used as the Company’s stock has only been publicly traded since May 23, 2005.
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
Stock options provide grantees the option to purchase shares of common stock at a specified exercise price and expire ten years from the date of grant.
The Company plans to use Treasury stock to satisfy future stock option exercises.
Additional information regarding stock options outstanding as of December 31, 2007, is as follows:

Options Outstanding				Exercisable Options
Weighted-
Average
Range		Remaining	Weighted-		Weighted-
of		Contractual	Average		Average
Exercise		Life	Exercise		Exercise
Prices	Shares	(Years)	Price	Shares	Price
$14.35	85,000	9.6	$14.35	50,700	$14.35
$17.77	128,000	8.7	$17.77	57,200	$17.77
Restricted Stock:
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock
The following table presents the activity for Restricted Stock for the year ended December 31, 2007:

		Weighted Average
		Grant-
	Number of Shares	Date Fair Value

Unvested as of January 1, 2007(1)	84,760	$17.61
Granted	—	—
Vested	(19,990)	17.63
Forfeited	(4,800)	17.22

Unvested as of December 31, 2007	59,970	$17.63

(1)	The unvested balance was revised to exclude shares that were constructively vested by employees and directors who are retirement-eligible as of the reporting date and prior to full vesting of the award because the Company’s incentive compensation plans allow for vesting at the time an employee or director retires.
The fair value of restricted shares that vested during the years ended December 31, 2007 and 2006 was $264,000 and $2.1 million, respectively. The weighted average grant date fair value of restricted stock granted during the year ended December 31, 2006 was $17.50. There were no restricted stock shares granted in 2007.
As of December 31, 2007, there was $945,000 million of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 2.6 years.

Ten percent, or 21,190, of the remaining unvested restricted stock shares will vest in 2008, 21,885 shares in 2009 and 16,895 shares will vest in 2010. All unvested restricted stock shares are expected to vest.
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
The Plan was amended on December 13, 2005 to provide for a 7% appreciation in the value of the participants’ accounts for 2005, provide for an additional retirement award equal to 50% of the total appreciation in all Option phantom shares awarded since the effective date of the Plan which was allocated in equal shares to all Directors participating in the Plan, fully vest the Retirement phantom shares of all participants, provide for 50% vesting of the Option phantom shares of all participants and distribute the Plan benefits in an aggregate amount of $1.5 million to the participants. During the year ended December 31, 2005, the Company recorded $505,000, respectively, for compensation expense related to the Plan. The Plan was terminated following the 2005 distribution.
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
The interest rate for the ESOP loan is the prime rate plus one percent, or 8.25% as of December 31, 2007. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of December 31, 2007 the outstanding principal and interest due was $5.9 million and principal payments of $2.0 million have been made on the loan since inception.
ESOP expense was $1.0 million for the years ended December 31, 2007 and 2006. At December 31, 2007, there were 209,898 allocated and 489,761 unallocated ESOP shares and the unallocated shares had an aggregate fair value of $6.0 million.

Note 13. INCOME TAXES
The components of the income tax provision (benefit) for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(In Thousands)
Current	$3,576	$3,789	$3,208
Deferred	540	(421)	(1,675)

Total provision for income taxes	$4,116	$3,368	$1,533

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	December 31,
	2007	2006
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$3,611	$3,341
Contribution carryforwards	296	677
Investment losses	368	289
Pension and post-retirement liabilities	3,242	3,551
Stock incentive award plan	219	100
Other	265	502

Gross deferred tax assets	8,001	8,460

Deferred tax liabilities:
Unrealized gains on securities	(1,642)	(1,410)
Prepaid pension expense	(2,213)	(1,505)
Premises and equipment	—	(174)
Other	(183)	(133)

Gross deferred tax liabilities	(4,038)	(3,222)

Net deferred tax asset	$3,963	$5,238

Management believes that it is more likely than not that the deferred tax assets will be realized through future earnings and for future reversals of existing taxable temporary differences.
Retained earnings at December 31, 2007 includes a contingency reserve for loan losses of approximately $1.2 million, which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income, and, if the reserve is used for purposes other than to absorb losses on loans, a Federal income tax liability could be incurred. It is not anticipated that the Company will incur a Federal income tax liability relating to this reserve balance, and accordingly, deferred income taxes of approximately $408,000 at December 31, 2007 have not been recognized.
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
In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation of FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 includes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.
Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the consolidated condensed financial statements. As a result, there was no cumulative effect related to adopting FIN 48. As of January 1, 2007 and December 31, 2007, there were no unrecognized tax benefits related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2004 through 2007.
As of January 1, 2007 and December 31, 2007, the Company has not accrued any interest related to uncertain tax positions.
For the years ended December 31, 2007, 2006 and 2005, a reconciliation of the anticipated income tax provision (computed by applying the Federal statutory income tax rate of 34% to income before income tax expense), to the provision for income taxes as reported in the statements of incomes is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Provision for income tax at statutory rate	$4,230	$3,475	$1,686
Increase (decrease) resulting from:
Increase in cash surrender value of Bank Owned Life Insurance	(125)	(115)	(110)
Dividend received deduction	(67)	(67)	(65)
Tax exempt interest and disallowed interest expense	(17)	(17)	(22)
Excess book basis of Employee Stock Ownership Plan	84	82	44
Other, net	11	10	—

Total provision for income taxes	$4,116	$3,368	$1,533

Note 14. COMMITMENTS AND CONTINGENCIES
Leases: The Company leases certain of its branch offices under operating lease agreements which contain renewal options for periods up to fifteen years. In addition to rental payments, the branch leases require payments for executory costs. The Company also leases certain equipment under non-cancelable operating leases.
Future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows as of December 31, 2007:

(In Thousands)
2008	$773
2009	764
2010	712
2011	695
2012	680
Thereafter	11,048

$14,672

Total rental expense charged to operations for all cancelable and non-cancelable operating leases approximated $780,000, $566,000 and $527,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
The Company, as a landlord, leases space to third party tenants under non-cancelable operating leases. In addition to base rent, the leases require payments for executory costs. Future minimum rental receivable under the non-cancelable leases are as follows as of December 31, 2007:

(In Thousands)
2008	$314
2009	305
2010	305
2011	305
2012	305
Thereafter	1,115

$2,649

Rental income is a reduction to occupancy and approximated $346,000, $119,000 and $61,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Employment and Change in Control Agreements: The Bank and the Company entered into an employment agreement, which was amended on December 22, 2006, with the Bank’s President and Chief Executive Officer, with an extension in December 2007 ending December 31, 2008, which may be extended only in the event the Bank serves written notice sixty days prior to the expiration date. An employment agreement was also entered into with the Bank’s Chief Operating Officer, which was amended on December 22, 2006, with an extension in December 2007 to continue through December 31, 2008. As of December 22, 2006, the Bank has also amended existing employment agreements with all but one of its remaining Executive Officers, (each, an “Executive Officer”); these agreements, with an extension in December 2007 will end on December 31, 2008, unless extended by written notice sixty days prior to the expiration date. One Executive Officer retains his three-year employment agreement, which will expire on December 31, 2009 and will be extended on an annual basis unless written notice of non-renewal is given by the Human Resources Committee. Under certain specified circumstances, the employment agreements require certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations. If the Bank chooses to terminate these employment agreements for reasons other than cause, or if the Executive Officer resigns from the Bank after specified circumstances that would constitute good reason, as defined in the employment agreement, would be entitled to receive a severance benefit in the amount of three times the sum of his or her base salary and his or her potential annual incentive compensation for the year of termination or, if higher, his or her actual annual incentive compensation for the year prior to the year of termination, payable in monthly installments over the 36 months following termination. In addition, the Executive Officer will be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. In consideration for the compensation and benefits provided under their employment agreement, the Executive Officers are prohibited from competing with the Bank and the Company during the term of the employment agreements and for a period of two years following termination of employment for any reason.
The Bank and the Company have also entered into change in control agreements with three additional officers (each, an “Officer”). Each change in control agreement had an initial term that ended December 31, 2005, which term has been and is automatically extended on each January 1st for one additional year unless written notice is given by either party; provided, however, that no such notice by the Bank or the Company will be effective if a change of control or potential change in control has occurred prior to the date of such notice. If, following a change in control of the Bank or the Company, the Officer’s employment is terminated without cause, or the Officer voluntarily resigns upon the occurrence of circumstances specified in the agreements constituting good reason, the Officer will receive a severance payment under the agreement equal to two times the sum of the Officer’s annual base salary and their potential annual incentive compensation for the year of termination or, if higher, their actual annual incentive compensation for the year prior to the year of termination. The Officer will also be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. The Bank will also provide the Officer with a cash allowance for outplacement assistance in the amount of 20% of their annual base salary and annual incentive compensation taken into account for purposes of calculating the severance payment described above for expenses incurred during the 24 months following termination of employment.
The Bank and the Company have also entered into change in control and restrictive covenant agreements with four lending officers (each a “Lending Officer”). Each change in control and restrictive covenant agreement had an initial term that ended December 31, 2005, which has been and is extended on each January 1st for one additional year unless written notice is given by either party; provided, however, that no such notice by the Bank or the Company will be effective if a change in control or potential change in control has occurred prior to the date of such notice. If, following a change in control of the Bank or the Company, the Lending Officer’s employment is terminated without cause, or the Lending Officer voluntarily resigns upon the occurrence of circumstances specified in the agreements constituting good reason, the Lending Officer will receive a severance payment under the agreement equal to two times the sum of the Lending Officer’s annual base salary and their potential annual incentive compensation for the year of termination or, if higher, their actual annual incentive compensation for the year prior to the year of termination. The Lending Officer will also be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. The Bank will also provide the Lending Officer with a cash allowance for outplacement assistance in the amount of 20% of their annual base salary and annual incentive compensation taken into account to calculate the severance payment described above for expenses incurred during the 24 months following termination of employment.
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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral obligations as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In Thousands)
Commitments to extend credit:
Future loan commitments	$70,993	$23,740
Undisbursed construction loans	96,788	93,563
Undisbursed home equity lines of credit	104,769	101,675
Undisbursed commercial lines of credit	49,037	57,368
Standby letters of credit	12,312	17,614
Unused checking overdraft lines of credit	104	98

	$334,003	$294,058

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, 2006 and 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since then that management believes have changed the Bank’s category.
The following is a summary of the Bank’s regulatory capital amounts and ratios as December 31, 2007 and 2006 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy. Also included is a summary of Rockville Financial, Inc.’s regulatory capital and ratios as of December 31, 2007 and 2006:

			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Rockville Bank:
December 31, 2007
Total capital to risk weighted assets	$137,212	13.7%	$80,124	8.0%	$100,155	10.0%
Tier I capital to risk weighted assets	126,099	12.6	40,031	4.0	60,047	6.0
Tier I capital to total average assets	126,099	9.5	53,094	4.0	66,368	5.0

Rockville Bank:
December 31, 2006
Total capital to risk weighted assets	$127,949	13.9%	$73,640	8.0%	$92,050	10.0%
Tier I capital to risk weighted assets	117,606	12.8	36,752	4.0	55,128	6.0
Tier I capital to total average assets	117,606	9.6	49,003	4.0	61,253	5.0

Rockville Financial, Inc.:
December 31, 2007
Total capital to risk weighted assets	$166,647	16.6%	$80,312	8.0%	$100,390	10.0%
Tier I capital to risk weighted assets	155,534	15.5	40,138	4.0	60,207	6.0
Tier I capital to total average assets	155,534	11.7	53,174	4.0	66,468	5.0

Rockville Financial, Inc.:
December 31, 2006
Total capital to risk weighted assets	$165,992	18.0%	$73,774	8.0%	$92,218	10.0%
Tier I capital to risk weighted assets	155,649	16.9	36,840	4.0	55,260	6.0
Tier I capital to total average assets	155,649	12.8	48,640	4.0	60,800	5.0
The Company is also considered to be well capitalized under the regulatory framework specified by the Federal Reserve. Actual and required ratios are not substantially different from those shown above.
Connecticut law restricts the amount of dividends that the Bank can pay based on retained earnings for the current year and the preceding two years. As of December 31, 2007, $18.6 million was available for the payment of dividends.

Note 16. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

		Unrealized
		Income
		(Loss) on	Accumulated
	Minimum	Available	Other
	Pension	For Sale	Comprehensive
	Liability	Securities	(Loss) Income
	(In Thousands)
January 1, 2005	$(1,524)	$2,712	$1,188
Change	1,188	(1,329)	(141)

December 31, 2005	(336)	1,383	1,047
Change	(4,070)	1,355	(2,715)

December 31, 2006	(4,406)	2,738	(1,668)
Change	976	451	1,427

December 31, 2007	$(3,430)	$3,189	$(241)

The following table summarizes other comprehensive income and the related tax effects for the years ended December 31, 2007, 2006 and 2005:

	For the Year Ended
	December 31,
	2007	2006	2005
	(In thousands)
Net income as reported	$8,328	$6,854	$3,426
Unrealized gain (loss) on securities available for sale	684	2,052	(2,013)
Tax (benefit) expense	(233)	(697)	684

Net unrealized gain (loss) on securities available for sale	451	1,355	(1,329)

Change in funded status of pension and post-retirement defined benefit plans	1,479	(112)	1,800
Tax (benefit) expense	(503)	38	(612)

Net change in funded status of pension and post-retirement defined benefit plans	976	(74)	1,188

Other comprehensive income (loss), net of tax	1,427	1,281	(141)

Total comprehensive income	$9,755	$8,135	$3,285

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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 2007 or 2006. The estimated fair value amounts for 2007 and 2006 have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to those respective reporting dates may be different than the amounts reported at each year end.
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
As of December 31, 2007 and 2006, the recorded book balances and estimated fair values of the Company’s financial instruments were:

	December 31,
	2007		2006
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$23,998	$23,998	$22,381	$22,381
Available for sale securities	136,372	136,372	132,467	132,467
Loans receivable—net	1,116,327	1,106,846	1,033,355	1,022,881
FHLBB stock	11,168	11,168	9,836	9,836
Accrued interest receivable	4,156	4,156	4,473	4,473

Financial liabilities:
Regular savings	121,800	121,800	128,604	128,604
Money market and investment savings	120,971	120,971	96,442	96,442
Demand and NOW	185,232	185,232	179,738	179,738
Club accounts	216	216	211	211
Time deposits	522,819	523,345	479,516	479,359
Mortgagors’ and investors’ escrow accounts	5,568	5,568	5,320	5,320
Advances from FHLBB	201,741	203,693	178,110	175,137

Off-Balance Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2007 and 2006.
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

Note 18. PARENT COMPANY FINANCIAL INFORMATION
The parent company, Rockville Financial, Inc., a state-chartered mid-tier stock holding company was formed on December 17, 2004 to reorganize Charter Oak Community Bank Corp. from a state-chartered mutual holding company to a state-chartered two-tier mutual and stock holding company. It was inactive until it began operations on May 20, 2005 following the completion of the reorganization and the minority stock issuance. The following represents the Parent Company’s condensed statement of condition as of December 31, and 2007 and 2006 and condensed statements of income and cash flows for the year ended December 31, 2007 and 2006 and for the period May 20, 2005 through December 31, 2005 and should be read in conjunction with the consolidated financial statements and related notes:
Condensed Statements of Condition

	December 31,
	2007	2006
	(In Thousands)
Assets:
Cash and due from banks	$23,285	$34,481
Accrued interest receivable	18	25
Deferred tax asset-net	307	748
Investment in Rockville Bank	126,935	117,020
Due from Rockville Bank	2,841	2,088
Other assets	3,227	702

Total Assets	$156,613	$155,064

Liabilities and Capital:
Accrued expenses and other liabilities	$240	$—
Shareholders’ equity	156,373	155,064

Total	$156,613	$155,064

Condensed Statements of Income

			For the Period
	For the Years ended		May 20, 2005 to
	December 31,		December 31,
	2007	2006	2005
	(In Thousands)
Interest and dividend income:
Interest on investments	$384	$470	$258

Net interest income	384	470	258

Noninterest expenses:
Contribution to Rockville Bank
Community Foundation, Inc.	—	—	3,887
Other	628	611	121

Total noninterest expense	628	611	4,008

Loss before tax benefit and equity in undistributed net income of Rockville Bank	(244)	(141)	(3,750)
Income tax benefit	82	47	1,275

Loss before equity in undistributed net income of Rockville Bank	(162)	(94)	(2,475)
Equity in undistributed net income of Rockville Bank	8,490	6,948	5,901

Net income	$8,328	$6,854	$3,426

Condensed Statements of Cash Flows

			For the Period
	For the Years ended		May 20, 2005 to
	December 31,		December 31,
	2007	2006	2005
		(In Thousands)
Cash flows from operating activities
Net income	$8,328	$6,854	$3,426
Adjustments to reconcile net income to net cash provided by operating activities Contribution to Rockville Bank Community Foundation, Inc.	—	—	3,950
Stock compensation expense	1,855	3,354	913
Undistributed income of Rockville Bank	(8,490)	(6,948)	(5,901)
Decrease (increase) in deferred tax benefit	441	276	(1,024)
Net change in assets and liabilities:
Accrued interest receivable	7	1	(26)
Net change in due from Rockville Bank	(753)	(2,088)	—
Other assets	(2,525)	(378)	(325)
Accrued expenses and other liabilities	124	(33)	33

Net cash (used in) provided by operating activities	(1,013)	1,038	1,046

Cash flows from investing activities
Capital investment in Rockville Bank	—	—	(38,500)

Net cash used in investing activities	—	—	(38,500)

Cash flows from financing activities
Net proceeds from common stock offering	—	—	81,299
Acquisition of common stock by ESOP	—	(817)	(7,068)
Acquisition of common stock	(7,175)	(962)	—
Cash dividends paid on common stock	(3,008)	(1,555)	—

Net cash (used in) provided by financing activities	(10,183)	(3,334)	74,231

Net (decrease) increase in cash and cash equivalents	(11,196)	(2,296)	36,777
Cash and cash equivalents — beginning of period	34,481	36,777	—

Cash and cash equivalents — end of year	$23,285	$34,481	$36,777

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,001	$63	$1,850
As of December 31, 2007 and 2006, the Company had not engaged in any business activities other than owning the common stock of Rockville Bank.

Note 19. SELECTED QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED):
The following table presents quarterly financial information of the Company for the years ended December 31, 2007 and 2006:

	For the three months ended,
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
			(In Thousands, except earnings per share and stock prices)
Interest and dividend income	$19,244	$18,949	$18,158	$17,526	$17,441	$16,852	$15,332	$14,327
Interest expense	9,444	9,150	8,507	8,476	8,321	7,558	6,340	5,430

Net interest income	9,800	9,799	9,651	9,050	9,120	9,294	8,992	8,897
Provision for loan losses	159	157	207	226	260	414	557	450

Net interest income after provision for loan losses	9,641	9,642	9,444	8,824	8,860	8,880	8,435	8,447
Noninterest income	1,129	1,406	1,357	1,302	1,358	1,175	1,091	1,001
Other noninterest expense(1)	7,952	7,651	7,433	7,265	9,330	6,811	6,354	6,530

Income before income taxes	2,818	3,397	3,368	2,861	888	3,244	3,172	2,918
Provision for income taxes	917	1,136	1,114	949	273	1,076	1,050	969

Net income (1)	$1,901	$2,261	$2,254	$1,912	$615	$2,168	$2,122	$1,949

Basic and diluted earnings per share	$0.10	$0.12	$0.12	$0.10	$0.03	$0.12	$0.11	$0.10

Stock Price (per share):
High	$15.33	$15.45	$15.90	$18.20	$18.06	$14.90	$15.00	$15.00
Low	$12.10	$12.87	$14.50	$14.24	$14.24	$14.05	$13.55	$13.17

(1)	In the fourth quarter of 2006, other noninterest expense included $2,402,000 in restricted stock and stock option expenses for directors and officers. Restricted stock and stock option expenses continued quarterly in 2007. Refer to Note 12 for additional information on stock-based compensation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure as defined in Item 304 of Regulation S-K.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.
The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears on page 67.
Item 9B. Other Information
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2008 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2007.
Item 11. Executive Compensation
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2008 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2008 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2008 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2007.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2008 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2007.

Part IV
Item 15. Exhibits, Financial Statements and Financial Statement Schedules
a)	The consolidated financial statements, including notes thereto, and financial schedules required in response to this item are set forth in Part II, Item 8 of this Form 10-K, and can be found on the following pages:
2.	Financial Statement Schedules

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements have been omitted because they are either not required, are not applicable or are included in the consolidated financial statements or notes thereto, which can be found in this report in Part II, Item 8.

3.	Exhibits:

3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed for Rockville Financial, Inc. on May 13, 2005)

3.2.1	Amendment dated December 12, 2007 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on December 12, 2007)

3.2.2	Amendment and restatement dated February 13, 2008 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on February 14, 2008)

3.3	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 of Rockville Financial, Inc. filed on April 22, 2005)

10.1.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and William J. McGurk (incorporated herein by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.2	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.1 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.2.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.3	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Gregory A. White effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.3.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Gregory A. White (incorporated herein by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.4	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.4.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr. (incorporated herein by reference to Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.5	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Christopher E. Buchholz, effective June 7, 2006 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on June 13, 2006)

10.6	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.7	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

10.8	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.8.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.9	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.10	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.11	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006)

14	Standards of Conduct Policy — Employees filed herewith.

21	Subsidiaries of Rockville Financial, Inc. and Rockville Bank filed herewith.

23	Consent of Independent Registered Public Accounting Firm filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto.

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
Date: March 17, 2008

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William J. McGurk	President, Chief Executive Officer and Director	March 17, 2008
William J. McGurk	(Principal Executive Officer)

/s/ Gregory A. White	Senior Vice President, Chief Financial Officer	March 17, 2008
Gregory A. White	and Treasurer (Principal Financial and Accounting Officer)

/s/ Michael A. Bars Michael A. Bars	Vice Chairman	March 17, 2008

/s/ C. Perry Chilberg C. Perry Chilberg	Director	March 17, 2008

Director
David A. Engelson

/s/ Pamela J. Guenard Pamela J. Guenard	Director	March 17, 2008

/s/ Joseph F. Jeamel, Jr. Joseph F. Jeamel, Jr.	Executive Vice President and Director	March 17, 2008

/s/ Raymond H. Lefurge, Jr. Raymond H. Lefurge, Jr.	Chairman	March 17, 2008

/s/ Stuart E. Magdefrau Stuart E. Magdefrau	Director	March 17, 2008

/s/ Thomas S. Mason Thomas S. Mason	Director	March 17, 2008

/s/ Peter F. Olson Peter F. Olson	Director	March 17, 2008

Signatures	Title	Date

/s/ Rosemarie Novello Papa Rosemarie Novello Papa	Director	March 17, 2008

/s/ Richard M. Tkacz Richard M. Tkacz	Director	March 17, 2008

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed for Rockville Financial, Inc. on May 13, 2005)

3.2.1	Amendment dated December 12, 2007 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on December 12, 2007)

3.2.2	Amendment and restatement dated February 13, 2008 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on February 14, 2008)

3.3	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 of Rockville Financial, Inc. filed on April 22, 2005)

10.1.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and William J. McGurk (incorporated herein by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.2	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.1 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.2.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.3	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Gregory A. White effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

1

Exhibit
Number	Description
10.3.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Gregory A. White (incorporated herein by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.4	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.4.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr. (incorporated herein by reference to Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.5	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Christopher E. Buchholz, effective June 7, 2006 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on June 13, 2006)

10.6	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.7	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

10.8	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.8.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.9	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.10	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.11	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006)

14	Standards of Conduct Policy — Employees filed herewith.

21	Subsidiaries of Rockville Financial, Inc. and Rockville Bank filed herewith.

23	Consent of Independent Registered Public Accounting Firm filed herewith.

2

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto.

3