Form 10-Q
period 2008-03-31
Rockville Financial Inc.
filed 2008-05-12
CIK 1311131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.
Commission File Number: 000-51239
ROCKVILLE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	30-0288470 (I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut (Address of principal executive officers)	06066 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
As of April 30, 2008, there were 19,568,284 shares of Registrant’s no par value common stock outstanding.

Rockville Financial, Inc.	2

Part I — FINANCIAL INFORMATION
     Item 1. Interim Financial Statements:
Rockville Financial, Inc.
Condensed Consolidated Statements of Condition
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$24,674	$18,616
Short-term investments	1,641	5,382

Total cash and cash equivalents	26,315	23,998
AVAILABLE FOR SALE SECURITIES-At fair value	145,779	136,372
HELD TO MATURITY SECURITIES-At amortized cost	14,746	—
LOANS RECEIVABLE (Net of allowance for loan losses of $10,748 in 2008 and $10,620 in 2007)	1,133,965	1,116,327
FEDERAL HOME LOAN BANK STOCK	11,961	11,168
ACCRUED INTEREST RECEIVABLE	4,294	4,156
DEFERRED TAX ASSET-Net	3,714	3,963
BANK PREMISES AND EQUIPMENT-Net	14,423	14,352
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	9,417	9,322
RECEIVABLE ON SOLD SECURITIES	458	—
OTHER ASSETS	6,201	6,284

TOTAL	$1,372,343	$1,327,012

LIABILITIES AND CAPITAL
LIABILITIES
DEPOSITS
Noninterest bearing	$100,711	$99,378
Interest bearing	900,701	851,660

Total deposits	1,001,412	951,038
MORTGAGORS AND INVESTORS ESCROW ACCOUNTS	3,147	5,568
ADVANCES FROM THE FEDERAL HOME LOAN BANK	200,698	201,741
PAYABLE FOR SECURITIES PURCHASED	560	118
ACCRUED EXPENSES AND OTHER LIABILITIES	9,709	12,174

Total liabilities	1,215,526	1,170,639

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,568,284 shares and 19,568,284 shares issued and outstanding (includes 198,170 shares and 110,970 shares of unvested restricted stock) at March 31, 2008 and December 31, 2007, respectively	85,249	85,249
Additional paid-in capital	2,727	3,009
Unallocated stock held by ESOP	(5,560)	(5,734)
Treasury stock, at cost (458,023 shares and 496,730 shares at March 31, 2008 and December 31, 2007, respectively)	(6,560)	(7,293)
Retained earnings	81,580	81,383
Accumulated other comprehensive loss, net of tax	(619)	(241)

Total stockholders’ equity	156,817	156,373

TOTAL	$1,372,343	$1,327,012

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	3

Rockville Financial, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
INTEREST AND DIVIDEND INCOME:
Loans	$16,772	$15,877
Securities-interest	1,554	1,344
Interest bearing deposits	20	25
Securities-dividends	600	280

Total interest and dividend income	18,946	17,526

INTEREST EXPENSE
Deposits	6,960	6,390
Borrowed funds	2,219	2,086

Total interest expense	9,179	8,476

Net interest income	9,767	9,050

PROVISION FOR LOAN LOSSES	124	226

Net interest income after provision for loan losses	9,643	8,824

NONINTEREST INCOME:
Service charges and fees	1,224	1,137
Net gain from sale of securities	190	165

Total noninterest income	1,414	1,302

NONINTEREST EXPENSE:
Salaries and employee benefits	5,371	3,944
Service bureau fees	957	789
Occupancy and equipment	1,044	847
Professional fees	494	449
Marketing and promotions	276	232
Insurance and FDIC assessments	113	48
Other	1,089	956

Total noninterest expense	9,344	7,265

INCOME BEFORE INCOME TAXES	1,713	2,861

PROVISION FOR INCOME TAXES	558	949

NET INCOME	$1,155	$1,912

(Continued)

Rockville Financial, Inc.	4

Rockville Financial, Inc.
Condensed Consolidated Statements of Income — Continued
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Net income per share
(see Note 2):
Basic	$0.06	$0.10
Diluted	0.06	0.10

Weighted average shares outstanding:
Basic	18,535,114	18,912,841
Diluted	18,535,517	18,912,841
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	5

Rockville Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	For the Three Months
	Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,155	$1,912
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	—	19
Stock compensation expense	1,263	438
Provision for loan losses	124	226
Net gain from sale of securities	(190)	(165)
Depreciation and amortization	362	336
Deferred income taxes	443	(129)
Increase in cash surrender value of bank owned life insurance	(95)	(89)
Change in assets and liabilities:
Deferred loan fees and premiums	101	58
Accrued interest receivable	(138)	(209)
Other assets	83	120
Accrued expenses and other liabilities	(2,000)	12

Net cash provided by operating activities	1,108	2,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	810	2,128
Proceeds from calls and maturities of available for sale securities	5,000	8,100
Principal payments on available for sale mortgage-backed securities	4,668	2,564
Principal payments on held to maturity mortgage-backed securities	280	—
Purchase of available for sale securities	(20,736)	(6,798)
Purchase of held to maturity securities	(15,025)	—
Purchase of Federal Home Loan Bank stock	(793)	—
Proceeds from sales of loans	8,000	—
Net increase in loans	(25,863)	(12,386)
Purchases of bank premises and equipment	(433)	(637)

Net cash used in investing activities	(44,092)	(7,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchased	(651)	(1,380)
Net increase in noninterest bearing deposits	1,333	2,833
Net increase in interest bearing deposits	49,041	30,269
Decrease in mortgagors’ and investors’ escrow accounts	(2,421)	(2,356)
Proceeds from Federal Home Loan Bank advances	21,000	7,800
Repayments of Federal Home Loan Bank advances	(22,043)	(32,042)
Cash dividends paid on common stock	(958)	(783)

Net cash provided by financing activities	45,301	4,341

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,317	(159)
CASH AND CASH EQUIVALENTS — Beginning of period	23,998	22,381

CASH AND CASH EQUIVALENTS — End of period	$26,315	$22,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,086	$8,442
Income taxes	1	500
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	6

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
The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the condensed financial statements. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These condensed consolidated financial statements should be read in conjunction with the Company’s 2007 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
The following table set forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 (In thousands except share and per share information):

	For the Three Months
	Ended March 31,
	2008	2007
Net income	$1,155	$1,912

Weighted-average basic shares outstanding	18,535,114	18,912,841
Diluted effect of stock options and unvested restricted stock awards	403	—

Weighted-average diluted shares	18,535,517	18,912,841

Earnings per share:
Basic	$0.06	$0.10

Diluted	$0.06	$0.10

Rockville Financial, Inc.	7

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
3.	Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”)(revised 2007) Business Combinations. The Statement requires that all business combinations be accounted for under the “acquisition method.” The Statement requires that the assets, liabilities and noncontrolling interests of a business combination be measured at fair value at the acquisition date. The acquisition date is defined as the date an acquirer obtains control of the entity, which is typically the closing date. The Statement requires that all acquisition and restructuring related costs be expensed as incurred and that any contingent consideration be measured at fair value and recorded as either equity or a liability with the liability remeasured at fair value in subsequent periods. The Statement is effective January 1, 2009. An entity may not apply it before that date. The Company does not expect the adoption of SFAS 141 to have a material effect on its consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. The Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective January 1, 2009. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.
In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements, which provides guidance for determining a liability for the post-retirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 did not have an effect on the Company’s consolidated financial statements.
In November 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings, which provides the SEC staff’s views on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments. Specifically, SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified beginning on January 1, 2008. The adoption of SAB 109 did not have an effect on the Company’s consolidated financial statements.

Rockville Financial, Inc.	8

4.	Fair Value Measurements
Effective January 1, 2008, the Company adopted SFAS 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities based upon a three-tier hierarchy, and expands disclosures about fair value measurements but does not expand the use of fair value in any new circumstances. The fair value hierarchy is comprised of:
Level 1:	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible as of the measurement date.

Level 2:	Inputs other than those quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets and liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals), or inputs that are derived primarily from or corroborated by observable market data by correlations or other means.

Level 3:	Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
The following valuation methodologies are used for assets and liabilities recorded at fair value:
Investment Securities Available for Sale: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury debt securities, equity securities and mutual funds. Level 2 securities include U.S. government agency obligations, U.S. government sponsored enterprises, mortgage-backed securities and corporate debt securities. Level 3 securities include private placement securities and thinly traded equity securities.
Impaired Loans: SFAS 114, “Accounting by Creditors for an Impairment of a Loan” requires that a creditor recognize the impairment of a loan if the present value of expected future cash flows discounted at the loan’s effective interest rate (or, alternatively, the observable market price of the loan or the fair value of the collateral) is less than the recorded investment in the impaired loan. Non-recurring fair value adjustments to collateral dependent loans are recorded, when necessary, to reflect partial write-downs based upon observable market price or current appraised value of the collateral. The Company records impaired loans as non-recurring Level 3 fair value measurements.
Loan Servicing Rights: SFAS 140, “Accounting for the Transfer and Servicing of Financial Assets and Liabilities” requires servicing assets to be assessed for impairment or increased obligation based on its fair value. The Company classifies loan serving rights subjected to nonrecurring level 3 fair value measurements.
Goodwill: In connection with a branch acquisition, the Company recorded goodwill, which represents the excess of the fair value of deposit liabilities assumed over the assets received. Goodwill is not amortized and is evaluated for impairment annually. The Company classifies goodwill subjected to nonrecurring fair value adjustments as Level 3.
Other Liabilities: The Company records deferred director compensation and supplemental savings and retirement plans at fair value based upon Level 1 quoted market prices.

Rockville Financial, Inc.	9

         Assets and Liabilities Recorded at Fair Value on a Recurring Basis:

		Fair Value Measurements
		At March 31, 2008, Using:
		(in thousands)
		Quoted Prices
		in Active
		Markets for	Other	Significant
	Fair Value	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities	$145,779	$31,432	$114,039	$308

Total Assets Measured at Fair Value	$145,779	$31,432	$114,039	$308

Other Liabilities(1)	$318	$318	$—	$—

Total Liabilities Measured at Fair Value	$318	$318	$—	$—

(1)	Deferred directors compensation and supplemental savings and retirement plans.
The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment
Securities
Available-for-
Sale
(in millions)

Balance of recurring Level 3 assets at January 1, 2008	$308
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	—
Included in other comprehensive income	—
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets at March 31, 2008	$308

         Assets Recorded at Fair Value on a Nonrecurring Basis:

		Fair Value Measurements
		At March 31, 2008, Using:
		(in thousands)
		Quoted Prices
		in Active
		Markets for	Other	Significant
	Fair Value	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Impaired Loans	$1,884	$—	$—	$1,884

Loan Servicing Rights	87	—	—	87

Goodwill	1,070	—	—	1,070

Total Assets Measured at Fair Value	$3,041	$—	$—	$3,041

Other Liabilities	$—	$—	$—	$—

Total Liabilities Measured at Fair Value	$—	$—	$—	$—

SFAS No. 159 (“SFAS 159”) provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company adopted SFAS 159 on January 1, 2008 and has not elected the fair value option for any

Rockville Financial, Inc.	10

financial assets and liabilities at March 31, 2008. As such, its adoption did not have a material impact on the consolidated financial statements or results of operations of the Company.
5.	Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio at March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Residential	$672,532	58.82%	$666,003	59.18%
Commercial	298,086	26.07	284,460	25.28
Construction	69,782	6.10	70,617	6.27
Commercial business loans	91,767	8.03	92,869	8.25
Installment, collateral and other loans	11,118	0.98	11,469	1.02

Total loans	1,143,285	100.00%	1,125,418	100.00%

Net deferred loan fees and premiums	1,428		1,529
Allowance for loan losses	(10,748)		(10,620)

Loans, net	$1,133,965		$1,116,327

Changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007 are as follows:

	For the Three Months Ended
	March 31,
	2008	2007
	(In Thousands)
Balance, beginning of period	$10,620	$9,827
Provision for loan losses	124	226
Loans charged-off	(27)	(10)
Recoveries of loans previously charged-off	31	77

Balance, end of period	$10,748	$10,120

6.	Benefit Plans
In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). The Company adopted the provisions of SFAS 158 requiring the recognition of the funded status of defined benefit plans as of December 31, 2006. The statement requires the Company to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position and is effective for the Company on January 1, 2008. During 2006, the Company had adopted the provisions of SFAS 158 and recorded $4.4 million in accumulated other comprehensive loss related to the unfunded defined benefit plans as of December 31, 2006. The Company offers a defined benefit pension plan whose measurement date of the pension plan asset’s and benefit obligations is presently October 1 and will be changed in accordance with the provisions of SFAS 158 to the Company’s year-end of December 31, effective December 31, 2008. The Company uses January 1 as the measurement date for its postretirement benefit plan.
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

Rockville Financial, Inc.	11

The Company entered into a supplemental retirement agreement with three executive officers of the Bank.
Effective December 1, 2004 and restated December 17, 2007, the Bank adopted the Supplemental Executive Retirement Plan (the “SERP”) covering two executive officers of the Company. The SERP was established to provide two executive officers with a retirement benefit equal to 70% of their respective average annual earnings over the 12-month period during the last 120 months of employment producing the highest average or, if higher, the executive’s current annual earnings, which include base salary plus annual incentive compensation. The SERP benefit is offset by the executive’s benefits under the tax-qualified Retirement Plan, the Supplemental Savings and Retirement Plan, Supplemental Executive Retirement Agreement and any split dollar insurance policy benefits. On March 31, 2008 a lump sum settlement payment of $1.2 million was elected by one of the executive officers.
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
The amounts related to the Pension Plan, Supplemental Plans and the SERPs are reflected in the tables that follow as “Pension Plans”:
Components of Net Periodic Benefit Cost

	Pension Plans		Post-retirement Benefits
	Three Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)
Service cost	$217	$238	$2	$5
Interest cost	295	248	24	30
Expected return on plan assets	(334)	(263)	—	—
Amortization of net actuarial losses	132	121	5	22
Amortization of prior service cost	78	78	5	5
Amount recognized due to settlement	118	—	—	—

Net periodic benefit cost	$506	$422	$36	$62

No contributions have been made to the pension plan for the three months ended March 31, 2008. During the three months ended March 31, 2008 the Company contributed $19,000 to the post-retirement benefit plan. The Company anticipates contributing an additional $82,000 during the year ended December 31, 2008 to the post-retirement benefit plan. The Company plans to contribute $601,000 to the pension plan for the 2008 plan year.
The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested instead of the matching contribution previously provided to participants of the 401(k) Plan. The 401(k) expense for the three months ended March 31, 2008 and 2007 was $84,000 and $49,000, respectively.
On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the underfunded status of its defined benefit post-

Rockville Financial, Inc.	12

retirement benefit plans as a liability in its December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). The amount recorded as accumulated other comprehensive income represents the net unrecognized actuarial loss and prior service cost remaining from the initial adoption of SFAS No. 87, Employers’ Accounting for Pensions plus any actuarial gains and losses that arise in subsequent measurement periods. The net unrecognized actuarial loss and prior service cost is being amortized and recognized as net periodic pension cost and post-retirement benefits. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.
7.	Stock Based Compensation
The Board of Directors and stockholders of the Company approved the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) in 2006. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options in connection with Awards under the Plan. As of March 31, 2008, there were 40,682 restricted stock shares and 532,450 stock options that remain available for future grants under the Plan.
The Company accounts for stock-based compensation in accordance with SFAS 123R, Share-Based Payment. Under SFAS 123R, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period. The Company accelerates the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for vesting at the time an employee retires. Stock-based compensation granted to non-retirement-eligible individuals is expensed over the normal vesting period.
Total employee and director share-based compensation expense recognized for stock options and restricted stock was $1.2 million, with a related tax benefit recorded of $422,000, for the three months ended March 31, 2008 of which director share-based compensation expense recognized (in the consolidated statement of income as other noninterest expense) was $117,000 and officer share-based compensation expense recognized (in the consolidated statement of income as salaries and benefit noninterest expense) was $1.1 million. The total charge of $1.2 million includes $197,000 related to 16,441 vested restricted shares used for income tax withholding payments on behalf of certain executives.
On February 20, 2008, the Board of Directors Stock Award Committee awarded 92,559 shares of restricted stock to executive officers (net of 16,441 shares which were used by the executives for income tax withholding as described above) with a fair value of $1.3 million, net of estimated forfeitures, as measured on the grant date. The Board of Directors Stock Award Committee also awarded stock options to purchase 128,625 shares of the Company’s stock with a grant date fair value of $350,000, net of estimated forfeitures, to both executive officers and directors of the Company. The stock options were granted with an exercise price of $11.98 per share and the right to exercise the stock options expires February 20, 2018. Twenty percent of the restricted stock and stock options vested immediately with the remaining award vesting twenty percent annually over the next four years.

Rockville Financial, Inc.	13

     Stock Options:
     The following table presents the activity related to stock options under the Plan for the three months ended March 31, 2008:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)

Stock options outstanding at January 1, 2008	213,500	$16.40
Granted	128,625	11.98
Exercised	—	—
Forfeited or expired	—	—

Stock options outstanding at March 31, 2008	342,125	$14.74	9.3	$221

Options exercisable at March 31, 2008	167,225	$14.68	9.3	$102

     The following table presents the unvested Stock Option activity for the three months ended March 31, 2008:

		Weighted Average
	Number	Grant-
	of Shares	Date Fair Value

Unvested as of January 1, 2008	105,600	$4.25
Granted	128,625	2.72
Vested	(59,325)	2.72
Forfeited, expired or canceled	—	—

Unvested as of March 31, 2008	174,900	$3.64

The aggregate fair value of vested options was $161,000 and $0 for the three months ended March 31, 2008 and 2007, respectively.
As of March 31, 2008, the unrecognized cost related to the stock options awarded of $420,000 will be recognized over a weighted-average period of 1.7 years.
For share-based compensation recognized for the three months ended March 31, 2008, the Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted Additional options were granted during February 2008. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2008	2007
Weighted per share average fair value of options granted	$2.72	$4.34
Assumptions:
Risk free interest rate	3.24%	4.55%
Expected volatility	22.11%	15.83%
Expected dividend yield	1.15%	.90%
Expected life of options granted	6 years	6 years
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
The expected dividend yield reflects an estimate of the dividends the Company expects to declare over the expected life of the options granted.

Rockville Financial, Inc.	14

Stock options provide grantees the option to purchase shares of common stock at a specified exercise price and expire ten years from the date of grant.
The Company plans to use Treasury stock to satisfy future stock option exercises.
Additional information regarding stock options outstanding as of March 31, 2008, is as follows:

Options Outstanding				Exercisable Options
		Weighted-
		Average
Range		Remaining	Weighted-		Weighted-
of		Contractual	Average		Average
Exercise		Life	Exercise		Exercise
Prices	Shares	(Years)	Price	Shares	Price
$11.98	128,625	9.9	$11.98	59,325	$11.98
$14.35	85,500	9.4	$14.35	50,700	$14.35
$17.77	128,000	8.7	$17.77	57,200	$17.77
Restricted Stock:
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock.
The following table presents the activity for Restricted Stock for the three months ended March 31, 2008:

		Weighted Average
	Number	Grant-
	of Shares	Date Fair Value

Unvested as of January 1, 2008	59,970	$17.63
Granted	92,559	11.98
Vested	(60,559)	11.98
Forfeited	—	—

Unvested as of March 31, 2008	91,970	$15.66

The fair value of restricted shares that vested during the three month ended March 31, 2008 and 2007 was $922,000 and $0, respectively. The weighted average grant date fair value of restricted stock granted during the three months ended March 31, 2008 was $11.98. There were no restricted stock shares granted during the three months ended March 31, 2007.
As of March 31, 2008, there was $1.3 million of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 2.7 years.
Twenty-seven percent, or 24,390, of the remaining unvested restricted stock shares will vest in 2008, 29,085 shares in 2009, 24,095 shares in 2010, 7,200 in 2011 and 7,200 will vest in 2012. All unvested restricted stock shares are expected to vest.
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
The interest rate for the ESOP loan is the prime rate plus one percent, or 6.25% at March 31, 2008. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of March 31, 2008, the outstanding principal and interest due was $6.0 million, and principal payments of $2.0 million have been made on the loan since inception.

Rockville Financial, Inc.	15

ESOP expense for the three months ended March 31, 2008 and 2007 was $202,000 and $271,000, respectively. At March 31, 2008, there were 209,898 allocated and 489,761 unreleased ESOP shares; and the unreleased shares had an aggregate fair value of $6.7 million.
8.	Income Taxes
Effective January 1, 2007, the Company has adopted the provisions of FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 and there was no material effect on the consolidated condensed financial statements. As a result, there was no cumulative effect related to adopting FIN 48. As of March 31, 2008 and December 31, 2007, there were no unrecognized tax benefits related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2004 through 2007.
As of December 31, 2007 and March 31, 2008, the Company has not accrued any interest related to uncertain tax positions.
9.	Accumulated Other Comprehensive (Loss) Income
Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

		Unrealized
		Income (Loss)	Accumulated
		on Available-	Other
	Unamortized	For-Sale	Comprehensive
	Benefit Plans	Securities	(Loss) Income
	(In Thousands)
January 1, 2008	$(3,430)	$3,189	$(241)
Change	307	(685)	(378)

March 31, 2008	$(3,123)	$2,504	$(619)

The following table summarizes other comprehensive income and the related tax effects for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Net income as reported	$1,155	$1,912
Unrealized gain on securities available for sale	(1,037)	432
Tax benefit	352	(147)

Net unrealized loss on securities available for sale	(685)	285

Amortization of unamortized benefit plans	465	226
Tax provision	(158)	(77)

Net amortization of unamortized benefit plans	307	149

Other comprehensive income, net of tax	(378)	434

Total comprehensive income	$777	$2,346

10.	Commitments and Contingencies
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

Rockville Financial, Inc.	16

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
           Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(In thousands)
Commitments to extend credit:
Future loan commitments	$76,668	$70,993
Undisbursed construction loans	97,979	96,788
Undisbursed home equity lines of credit	105,644	104,769
Undisbursed commercial lines of credit	47,846	49,037
Standby letters of credit	11,058	12,312
Unused checking overdraft lines of credit	105	104

	$339,300	$334,003

11.	Legal Matters
The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.
12.	Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Bank was classified at its most recent notification as “well capitalized”. At March 31, 2008, the Company and the Bank exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

Rockville Financial, Inc.	17

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of March 31, 2008 and December 31, 2007 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Rockville Bank:
March 31, 2008
Total capital to risk weighted assets	$138,537	13.4%	$82,709	8.0%	$103,386	10.0%
Tier I capital to risk weighted assets	127,291	12.3	41,396	4.0	62,093	6.0
Tier I capital to total average assets	127,291	9.5	53,596	4.0	66,995	5.0

Rockville Bank:
December 31, 2007
Total capital to risk weighted assets	$137,212	13.7%	$80,124	8.0%	$100,155	10.0%
Tier I capital to risk weighted assets	126,099	12.6	40,031	4.0	60,047	6.0
Tier I capital to total average assets	126,099	9.5	53,094	4.0	66,368	5.0

Rockville Financial, Inc.:
March 31, 2008
Total capital to risk weighted assets	$167,603	16.1%	$83,281	8.0%	$104,101	10.0%
Tier I capital to risk weighted assets	156,357	15.1	41,419	4.0	62,129	6.0
Tier I capital to total average assets	156,357	11.7	53,455	4.0	66,819	5.0

Rockville Financial, Inc.:
December 31, 2007
Total capital to risk weighted assets	$166,647	16.6%	$80,312	8.0%	$100,390	10.0%
Tier I capital to risk weighted assets	155,534	15.5	40,138	4.0	60,207	6.0
Tier I capital to total average assets	155,534	11.7	53,174	4.0	66,468	5.0
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

Rockville Financial, Inc.	18

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

Rockville Financial, Inc.	19

Overview
Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed in 2004. The Reorganization and Minority Stock Issuance Plan (the “Plan”) adopted by the Company’s and Rockville Bank’s Boards of Directors was completed in 2005. Pursuant to the Plan, the Company became a mid-tier holding company. Rockville Financial MHC, Inc. holds fifty-five percent of the Company’s common stock, and the Company holds all the common stock of Rockville Bank (the “Bank”). The Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and nineteen branches located in Hartford and Tolland counties in Connecticut. The Bank’s deposits are insured under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.
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

Rockville Financial, Inc.	20

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
Other than Temporary Impairment of Securities: Debt and equity securities are classified as “available for sale” and recorded at fair value, with unrealized gains or losses excluded from earnings and recorded as other comprehensive income, net of tax in the Condensed Consolidated Statements of Condition. On a quarterly basis, securities with unrealized depreciation for twelve or more consecutive months and other securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other than temporary. It is assessed whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings. Management can designate securities as “held to maturity”. “Held to maturity” securities are debt securities that management has the positive intent and ability to hold to maturity. As of March 31, 2008, management has classified $14.7 million of securities as “held to maturity” on the balance sheet.
Management believes the policy for evaluating securities for other than temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income. The aggregate unrealized loss for securities in an unrealized loss position for 12 or more consecutive months as of March 31, 2008 consisted of securities that management believes are not other than temporarily impaired as management has the intent and ability to hold these investments until their fair value recovers, which may be maturity in the case of debt securities.
The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at March 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(In Thousands)
Available for sale:
Mortgage-backed securities	$6,072	$29	$4,660	$31	$10,732	$60
Corporate debt securities	5,355	443	100	—	5,455	443

Total debt securities	11,427	472	4,760	31	16,187	503
Marketable equity securities	16,322	1,332	995	5	17,317	1,337

Total	$27,749	$1,804	$5,755	$36	$33,504	$1,840

The Company’s investment portfolio contained no mortgage-backed securities that are subject to the risk of “sub-prime” lending as of March 31, 2008. Though the Company does not have a direct exposure to sub-prime related assets, the value and related income of the Company’s mortgage-backed securities are sensitive to changes in economic conditions, including delinquencies and/or defaults on the underlying mortgages. Though the Company has not been adversely impacted by recent events affecting the mortgage industry, continuing shifts in the market’s perception of credit quality on securities backed by commercial and residential mortgage loans may result in increased volatility of market price and periods of illiquidity that can negatively impact the valuation of certain issuers held by the Company.
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

Rockville Financial, Inc.	21

to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a loan loss allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1999 through March 31, 2008; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of March 31, 2008, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of March 31, 2008, our net deferred tax asset was $3.7 million and there was no valuation allowance.
On January 1, 2007, the Company changed its accounting policy related to accounting for tax contingencies in connection with the adoption of FIN 48, an interpretation of Financial Accounting Standards Board (“FASB”) Statement 109. See Note 8 - Income Taxes for additional information.
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
In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees. Participants or eligible employees hired before March 1993 become eligible for the benefits if they retire after reaching age 62 with five or more years of service. A fixed percent of annual costs are paid depending on length of service at retirement. We accrue for the estimated costs of these other post-retirement benefits through charges to expense during the years that employees render service. The Company makes contributions to cover its current benefits paid under this plan.
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

Rockville Financial, Inc.	22

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
Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage servicing income, bank owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy and equipment, service bureau fees, and other noninterest expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the three months ended March 31, 2008 and 2007.
Income Statement Summary

	For the Three Months Ended
	March 31,
	2008	2007	Change
	(In thousands)
Net interest income	$9,767	$9,050	$717
Provision for loan losses	124	226	(102)
Noninterest income	1,414	1,302	112
Noninterest expense	9,344	7,265	2,079

Income before income taxes	1,713	2,861	(1,148)
Provision for income taxes	(558)	(949)	391

Net income	$1,155	$1,912	$(757)

Net income decreased by $757,000, or 39.6%, to $1.2 million for the quarter ended March 31, 2008 from $1.9 million for the same period in the prior year. The decrease in net income primarily resulted from an increase in noninterest expenses of $2.1 million, or 28.6% offset by a $717,000, or 7.9%, increase in our net interest income, a decline in the provision for loan losses of $102,000, or 45.1%, an increase in noninterest income of $112,000, or 8.6%, and a decrease in the provision for income taxes of $391,000, or 41.2%. Income before taxes decreased $1.1 million, or 40.1% to $1.7 million for the quarter ending March 31, 2008 from $2.9 million for the same period in the prior year. When excluding from both periods expenses relating to the issuance of restricted stock and stock options, income before taxes would have decreased $76,000, or 2.5% for the quarter ending March 31, 2008 when compared to the same period in the prior year versus decreasing $1.1 million when not excluding those expenses.
The $717,000 increase in our net interest income is attributable to a $6.9 million, or 3.4%, increase in average net interest-earning assets, partially offset by a 2 basis point decline in our net interest margin. Although the cost of funds declined by slightly more than the asset yield, average interest earning assets were greater than average interest bearing liabilities, therefore the decline in the asset yield had greater impact. Our net interest margin was 3.04% for the three months ended March 31, 2008 compared to 3.06% for the same period in the prior year. The increase in the average net interest-earning assets is the result of a $104.3 million, or 8.8%, increase in earning assets and partially offset by a $97.4 million, or 10.0%, increase in interest-bearing liabilities.

Rockville Financial, Inc.	23

The $102,000 decline in the provision for loan losses for the quarter ended March 31, 2008 compared to the same period in the prior year is the result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio.
The $112,000 increase in noninterest income recorded for the quarter ended March 31, 2008 when compared to the same period in the prior year is principally due to a $87,000 increase in service charges, resulting primarily from a $51,000 increase in overdraft fees from the implementation of an overdraft protection program in June of 2006 that provides short-term funding of overdrafts to approved deposit customers and a $47,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network offset by a decrease in brokerage fees of $26,000 paid by Infinex, Inc., in addition to an increase in the net gains on sales of securities of $25,000.
The $2.1 million increase in noninterest expense for the quarter ended March 31, 2008 when compared to the same period in the prior year was primarily attributable to an increase of $1.4 million in salary and employee benefits, a $168,000 increase in service bureau fees, a $197,000 increase in occupancy and equipment costs, a $45,000 increase in professional fees, a $44,000 increase in marketing and promotions, a $65,000 increase in insurance and FDIC assessments and a $133,000 increase in other noninterest expenses. The $1.4 million increase in salary and employee benefits reflects an increase of $310,000 in salary costs principally incurred in connection with annual salary increases, the expansion of branch facilities and the commercial banking division, an increase of $30,000 for estimated bonus expense, a $1.0 million increase in stock incentive award expenses related to the Stock Incentive Award Plan, a $128,000 increase in supplemental retirement and savings agreements offset by a $72,000 reduction in ESOP expenses in the first quarter of 2008 when compared to the first quarter of 2007. The $168,000 increase in service bureau fees is mainly due to a $70,000 increase in core processing service costs, a $79,000 increase in wide area network telecommunications servicing costs and a $19,000 increase in ATM servicing fees. The higher core processing service costs are primarily attributable to the increased fees associated with the overall growth experienced in loans, deposits and debit card processing. The $197,000 increase in occupancy expense is largely due to expansion of our branch and ATM network. The $133,000 increase in other noninterest expenses primarily reflects an increase in director fees and expenses of $52,000, including $30,000 in additional stock incentive plan expenses, an increase in dues and subscriptions of $25,000 and an increase in printing and forms expenses of $81,000 offset by a $20,000 decrease in telephone expenses.
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

Rockville Financial, Inc.	24

	Three Months Ended March 31,
	2008			2007
	Average	Interest and	Yield/	Average	Interest and
	Balance	Dividends	Cost	Balance	Dividends	Yield/ Cost
			(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$1,123,889	$16,772	5.97%	$1,037,795	$15,877	6.12%
Total investment securities	146,928	1,986	5.41	131,704	1,457	4.43
Federal Home Loan Bank stock	11,633	168	5.78	9,836	167	6.79
Other earning assets	3,312	20	2.42	2,138	25	4.68

Total interest-earning assets	1,285,762	18,946	5.89	1,181,473	17,526	5.93

Noninterest-earning assets	56,988			50,952

Total assets	$1,342,750			$1,232,425

Interest-bearing liabilities:
NOW and money market accounts	$210,813	1,022	1.94	$178,128	699	1.57
Savings accounts	122,282	186	0.61	128,402	194	0.60
Time deposits	530,177	5,741	4.33	490,841	5,488	4.47

Total interest-bearing deposits	863,272	6,949	3.22	797,371	6,381	3.20

Mortgagor’s and investor’s escrow accounts	2,570	11	1.71	2,187	9	1.65

Advances from the Federal Home Loan Bank	209,366	2,219	4.24	178,213	2,086	4.68

Total interest-bearing liabilities	1,075,208	9,179	3.41%	977,771	8,476	3.47%

Noninterest-bearing liabilities	109,730			98,515

Total liabilities	1,184,938			1,076,286
Capital	157,812			156,139

Total liabilities and capital	$1,342,750			$1,232,425

Net interest income		$9,767			$9,050

Net interest rate spread (1)			2.48%			2.46%
Net interest-earning assets (2)	$210,554			$203,702

Net interest margin (3)			3.04%			3.06%

Average interest-earning assets to average interest-bearing liabilities			119.58%			120.83%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rockville Financial, Inc.	25

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

	Three Months Ended
	March 31, 2008
	Compared to
	March 31, 2007
	Increase (Decrease)
	Due To
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$1,271	$(376)	$895
Securities interest, dividends & income from other assets	224	301	525

Total earning assets	1,495	(75)	1,420

Interest expense:
NOW and money market accounts	142	181	323
Savings accounts	(9)	3	(6)
Time deposits	417	(164)	253

Total interest-bearing deposits	550	20	570
FHLB Advances	290	(157)	133

Total interest bearing liabilities	840	(137)	703

Change in net interest income	$655	$62	$717

Net Interest Income: Net interest income before the provision for loan loss was $9.8 million for the three months ended March 31, 2008, compared to $9.1 million for the same period in the prior year. The $717,000, or 7.9%, increase in our net interest income is primarily due to a $6.9 million, or 3.4%, increase in average net interest-earning assets, partially offset by a 2 basis point decline in our net interest margin. Average earning assets increased by $104.3 million, or 8.8%, to $1.3 billion for the three months ended March 31, 2008 when compared to the same period in the prior year. The increase in the average net interest-earning assets and average earning assets reflects the net impact of continued strong loan growth funded by time deposits and money market accounts. Our net interest margin declined 2 basis points to 3.04% for the three months ended March 31, 2008 from 3.06% for the same period in the prior year. Our net interest rate spread increased 2 basis points due to a decrease in our cost of funds resulting from the decline in interest rates in the first quarter of 2008, which was partially offset by a slightly smaller decrease in our earning asset yield.
Interest and Dividend Income: Interest and dividend income increased by $1.4 million, or 8.1%, to $18.9 million for the three months ended March 31, 2008 from $17.5 million for the same period in the prior year. Our yield on earning assets for the three months ended March 31, 2008 decreased 4 basis points to 5.89% when compared to 5.93% for the three months ended March 31, 2007. Interest income on loans receivable increased by $895,000, or 5.6%, to $16.8 million from $15.9 million. The increase in loan interest income was primarily due to a $86.1 million, or a 8.3%, increase in average loans receivable offset by a 15 basis point decrease in the average yield on the loan portfolio. The decrease in the average yield was attributable to adjustable rate loans repricing downward due to the lowering of the prime rate in addition to a competitive loan environment. The effect of the lowering rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period. The prime rate used as an index to re-price various commercial and home equity adjustable loans decreased to 5.25% at March 31, 2008 from

Rockville Financial, Inc.	26

8.25% at March 31, 2007. The one-year Constant Maturity Treasury Bill Index used to re-price adjustable rate residential mortgages decreased 333 basis points during the past year to 1.60% at March 31, 2008 from 4.93% at March 31, 2007.
Interest Expense: Interest expense for the three months ended March 31, 2008 increased $703,000, or 8.3%, to $9.2 million from $8.5 million from the same period in the prior year. The increase resulted from a $97.4 million, or a 10.0%, increase in average interest-bearing liabilities offset by a decrease of 6 basis points paid on average interest-bearing liabilities for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The decrease in the cost of funds was due to the impact that the declining interest rate environment had on the Bank’s time deposits during the first quarter of 2008. Generally speaking, management would prefer to fund growth with deposits instead of wholesale borrowings. There are periods when market conditions are such that wholesale borrowings are more financially advantageous, in which case management will temporarily increase its use of wholesale borrowings. Average balances on interest-bearing deposits rose to $863.3 million, an increase of $65.9 million, or 8.3%, for the three months ended March 31, 2008 compared to $797.4 million for the same period in the prior year. Average balances on advances from the Federal Home Loan Bank increased $31.2 million, or 17.5%, to $209.4 million for the three months ended March 31, 2008 from $178.2 million for the same period in the prior year.
Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $124,000 for the three months ended March 31, 2008, which reflects a decrease of $102,000, when compared to the same period in the prior year. At March 31, 2008, the allowance for loan losses totaled $10.7 million, which represented 0.94% of total loans and 570.49% of non-performing loans compared to an allowance for loan losses of $10.6 million, which represented 0.94% of total loans and 676.86% of non-performing loans as of December 31, 2007.
Noninterest Income: We have the following sources of noninterest income: banking service charges on deposit accounts, bank owned life insurance, mortgage servicing income and brokerage and insurance fees from Infinex, Inc., the Bank’s on-premise provider of non-deposit investment services.
Noninterest income increased by $112,000, or 8.6%, to $1.4 million for the quarter ended March 31, 2008 from $1.3 million earned during the same period in the prior year. The $112,000 increase is principally due to a $87,000 increase in service charges, resulting primarily from a $51,000 increase in overdraft fees from the implementation of an overdraft protection program in June 2006 that provides short-term funding of overdrafts to approved deposit customers and a $47,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network offset by a decrease in brokerage fees of $26,000 from Infinex, Inc. In addition, net gains on sales of securities increased $25,000 for the quarter ended March 31, 2008 when compared to the same period in the prior year.
Noninterest Expense: Noninterest expense increased by $2.1 million, or 28.6%, to $9.3 million for the three months ended March 31, 2008 from $7.3 million for the same period in the prior year. The following table summarizes noninterest expense for the three months ended March 31, 2008 and 2007:

Rockville Financial, Inc.	27

	Three Months
	Ended March 31,
	2008	2007	Change
	(In thousands)
Salaries and employee benefits	$5,371	$3,944	$1,427
Service bureau fees	957	789	168
Occupancy and equipment	1,044	847	197
Professional fees	494	449	45
Marketing and promotions	276	232	44
Insurance and FDIC Assessments	113	48	65
Other	1,089	956	133

Total noninterest expense	$9,344	$7,265	$2,079

The $1.4 million increase in salary and employee benefits for the three months ended March 31, 2008 when compared to the same period last year, reflects an increase of $310,000 in salary costs principally incurred in connection with annual salary increases, the expansion of branch facilities and the commercial banking division and an increase of $1.0 million in stock incentive award expenses in the first quarter of 2008 compared to the first quarter of 2007. The number of full-time equivalent employees increased to 206 as of March 31, 2008 from 186 as of March 31, 2007. The $168,000 increase in service bureau fees is mainly due to a $70,000 increase in core processing services costs, a $19,000 increase in ATM servicing fees and a $79,000 increase in wide area network telecommunications servicing costs. The higher service bureau fees are primarily attributable to increased core processing costs due to the overall growth experienced in loans, deposits and debit card transactions. The $197,000 increase in occupancy expense is largely due to the expansion of our branch and ATM network.
The following table summarizes significant components of other noninterest expense for the three months ending March 31, 2008 and 2007:

	Three Months
	Ended March 31,
	2008	2007	Change
	(In thousands)
Directors fees	$228	$176	$52
Telephone	51	71	(20)
Postage	93	106	(13)
Courier	82	71	11
Dues and subscriptions	79	54	25
Service charges	37	31	6
Printing and forms	125	44	81
Other	394	403	(9)

Total other noninterest expense	$1,089	$956	$133

Other noninterest expense increased by $133,000, or 13.9%, to $1.1 million for the three months ended March 31, 2008 compared to $956,000 for the same period in the prior year. The $133,000 increase in other noninterest expenses was primarily due to an increase of $52,000 in directors fees, including $30,000 in stock incentive plan expenses, an increase of $25,000 in dues and subscriptions, and an increase of $81,000 in printing and forms.
Income Tax Expense: Income tax expense decreased $391,000, or 41.2%, to $558,000 for the three months ended March 31, 2008 as compared to a $949,000 tax expense for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The provision for income taxes is 32.6% and 33.2% of pretax income for the three months ended March 31,

Rockville Financial, Inc.	28

2008 and 2007, respectively. Our effective tax rate differs from the statutory rate of 35% primarily due to the dividend received deduction, non-taxable earnings on bank owned life insurance and the add-back of the excess of fair value over the cost basis of ESOP expense to taxable income.
Comparison of Financial Condition at March 31, 2008 and December 31, 2007
Summary: The Company’s total assets increased $45.3 million, or 3.4%, to $1,372 million at March 31, 2008, from $1,327 million at December 31, 2007, primarily due to a $17.6 million, or 1.6%, increase in loans receivable, a $9.4 million, or 6.9%, increase in available for sale investments and a $14.7 million increase in held to maturity securities compared to none at December 31, 2007. Net loans receivable increased by $17.6 million to $1,133 million at March 31, 2008 as compared to $1,116 million at December 31, 2007 principally due to increases in commercial real estate and one-to-four family residential mortgages. Available for sale investment securities increased to $145.8 million as of March 31, 2008 compared to $136.4 million at December 31, 2007. The Company purchased $20.7 million in available for sale investment securities during the three months ended March 31, 2008 to replace maturities, calls and investment sales and to maintain the investment portfolio to assist in providing liquidity when needed. The Company started purchasing held to maturity securities in 2008 and at March 31, 2008 there was $14.7 in securities held to maturity. There were purchases of $15.0 million in held to maturity securities during the three months ended March 31, 2008 consisting of long term mortgage-backed securities.
Deposits increased $50.4 million, or 5.3%, from December 31, 2007, to $1.0 billion at March 31, 2008. The growth was principally attributable to a $49.0 million increase in interest-bearing deposits and a $1.3 million increase in noninterest bearing deposits due to several deposit account promotions. Federal Home Loan Bank advances decreased $1.0 million, or 0.5%, to $200.7 million at March 31, 2008 from $201.7 at December 31, 2007. The added liquidity from deposit growth was primarily used to fund growth in loans, investments and reducing the Federal Home Loan Bank advances.
Total capital increased $444,000, or 0.3%, to $156.8 million at March 31, 2008 compared to $156.4 million at December 31, 2007 primarily due to earnings, ESOP compensation expense offset by the purchase of treasury stock and cash dividends paid.
Investment Securities: At March 31, 2008, the Company’s investment portfolio of $160.5 million, or 11.7% of total assets consisted of available for sale securities of $145.8 million and held to maturity securities of $14.7 million. The available for sale securities portfolio was comprised of $2.0 million in U.S. Government and Agency securities, $7.0 million in U.S. government sponsored enterprises, $6.6 million in corporate bonds, $1.0 million in municipal bonds, $99.4 million in agency issued mortgage-backed securities, $29.5 million in marketable equity securities and $241,000 in non-marketable equity securities. The net unrealized gains on available for sale securities, net of taxes decreased $685,000 to $2.5 million, net of taxes, at March 31, 2008 from $3.2 million at December 31, 2007. The decrease in the net unrealized gains on investment securities available for sale reflects the reduction in the value of the marketable equity security portfolio during the period partially offset by the positive impact that decreasing long-term investment market rates had on the debt securities portfolio during the first three months of 2008. The held to maturity securities portfolio at amortized cost of $14.7 million comprised of agency issued mortgage-backed securities that had a fair market value of $14.9 million at March 31, 2008.
Lending Activities: Net loans receivable increased $17.6 million, or 1.6%, to $1,133 million at March 31, 2008 compared to $1,116 million at December 31, 2007 primarily due to increases in commercial real estate and one-to-four family residential mortgages. Residential real estate loans increased $6.5 million, or 1.0%, to $672.5 million. Commercial real estate loans increased $13.6 million, or 4.8%, to $298.1 million. The increase in loans reflects continued demand for loans, increased branch capacity and additions made to our commercial lending staff. Construction loans declined $835,000, or 1.2%, to $69.8 million and commercial business loans declined $1.1 million, or 1.2%, to $91.8 million. As of March 31, 2008 and December 31, 2007, commercial business loans consisted of $26.4 million and $27.1 million of loans fully guaranteed by the United States Department of Agriculture and $65.3 million and $65.7 million in loans partially guaranteed by the Small Business Administration, revolving business lines of credit and term loans, respectively.

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

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
Residential(1)	$792	$407
Commercial	—	74
Commercial business loans	685	692
Installment, collateral and other loans	21	5

Total nonaccrual loans(2)	1,498	1,178
Accruing loan past due 90 days or more	—	—
Other accruing loans	—	—
Troubled debt restructurings	386	391

Total non-performing loans	1,884	1,569
Real estate owned	—	—

Total non-performing assets	$1,884	$1,569

Total non-performing loans to total loans	0.16%	0.14%
Total non-performing loans to total assets	0.14%	0.12%
Allowance for loan losses as a percent of total loans	0.94%	0.94%
Allowance for loan losses as a percent of non-performing loans	570.49%	676.86%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on nonaccrual loans totaled $71,000 and $53,000 at March 31, 2008 and December 31, 2007, respectively.
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

Rockville Financial, Inc.	30

The Company establishes an additional specific loan loss allowance that is determined by loan type, historical loss experience for that particular loan type, credit quality trends, delinquency levels, quality of collateral and changes in general economic and business conditions. The Company’s methodology for assessing the adequacy of the allowance for loan losses utilized both objective and subjective factors. Lastly, in recognition of the subjectivity and the inherent lending risks that are difficult to objectively define in a timely manner, the Company makes a further supplemental provision to the allowance representing the unallocated allowance. The unallocated portion of the allowance is $550,000 and $838,000 as of March 31, 2008 and December 31, 2007, respectively.
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
The allowance for loan losses was $10.7 million and $10.6 million at March 31, 2008 and December 31, 2007, respectively. The increase in the allowance resulted from a $124,000 provision for loan losses for the three months ended March 31, 2008 and increased by $4,000 in net recoveries. The allowance was deemed adequate based upon management’s analysis and includes a decrease of $102,000 in the provision recorded during the three months ended March 31, 2008 when compared to the same period in the prior year as a result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio. At March 31, 2008, the

Rockville Financial, Inc.	31

allowance for loan losses represented 0.94% of total loans and 570.49% of non-performing loans compared to 0.94% of total loans and 676.86% of non-performing loans as of December 31, 2007.
Deposits: Deposits increased $50.4 million, or 5.3%, to $1.0 billion at March 31, 2008 from $951.0 million at December 31, 2007. The growth was attributable to a $38.4 million increase in core deposits and a $12.0 million increase in time deposits. The increase in core deposits included a $25.3 million, or 21.0%,increase in money market accounts to $146.3 million at March 31, 2008 from $121.0 million at December 31, 2007, demand deposit and NOW accounts increased $9.3 million, or 5.0%, to $194.5 million at March 31, 2008 from $185.2 million at December 31, 2007 and regular savings increased by $3.4 million, or 2.8%, to $125.2 million at March 31, 2008 from $121.8 million at December 31, 2007. The Company has been promoting competitive rate shorter-term time deposits and money market accounts in response to the competition within our marketplace to maintain existing market share and fund the loan growth experienced. At March 31, 2008, deposits consisted of $100.7 million in noninterest bearing demand deposits, $93.8 million in NOW accounts, $125.2 million in savings accounts, $146.3 million in money market accounts, $498,000 in club accounts and $534.8 million in time deposits.
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
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2008 and December 31, 2007, respectively, $26.3 million and $24.0 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.
For the three months ended March 31, 2008, our loan originations and purchases, net of collected principal and loan sales, totaled $17.9 million, reflecting net growth in our portfolio. Cash received from the calls and maturities of investment securities totaled $5.0 million for the three months ended March 31, 2008. We purchased $20.7 million and received proceeds from the sale of $810,000 in available for sale investment securities during the three months ended March 31, 2008. The Company received $4.7 million in principal payments on available for sale mortgage-backed securities during the three months ended March 31, 2008. We purchased $15.0 million of held to maturity mortgage-backed securities and received $280,000 in principal payments on held to maturity mortgage-backed securities during the three months ended March 31, 2008.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $50.4 million for the three months ended March 31, 2008.
Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At March 31, 2008, we had $200.7 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $157.6 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 25% of total assets, or $343.1 million at March 31, 2008.
At March 31, 2008, we had outstanding commitments to originate loans of $76.7 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $262.6 million. At March 31, 2008, time deposits scheduled to mature in less than one year totaled $444.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain

Rockville Financial, Inc.	32

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

Rockville Financial, Inc.	33

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
We actively manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans including, adjustable rate one-to-four family, commercial and consumer loans, (ii) reducing and shortening the expected average life of the investment portfolio, and (iii) periodically lengthening the term structure of our borrowings from the Federal Home Loan Bank of Boston when lower cost borrowing opportunities arise. These measures are designed to reduce the volatility of our future net interest income in different interest rate environments.
Quantitative Analysis
Income Simulation: Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage
Increase (Decrease) in
Estimated Net
Interest Income
Over 12 Months
300 basis point increase in rates	0.20
100 basis point decrease in rates	(0.04)

Rockville Financial, Inc.	34

Rockville Bank’s Asset/Liability policy limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, our return on assets (“ROA”) may change by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA (for every 100 basis point interest rate change), whichever is less. These limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet and the proformed flattening of the yield curve in a declining interest rate scenario, income is projected to decrease by a greater amount if interest rates fall. At March 31, 2008, income at risk (i.e., the change in net interest income) increased 0.20% and decreased 0.04% based on a 300 basis point average increase or a 100 basis point average decrease, respectively. At March 31, 2008, return on assets is modeled to be unchanged when based on a 300 basis point average increase and a 100 basis point average decrease in interest rates. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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

Rockville Financial, Inc.	35

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
Item 1A. Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2008:

	Issuer Purchases of Equity Securities
				Maximum
				Number of
			Total Number of	Shares that
			Shares	May Yet Be
	Total		Purchased as	Purchased
	Number of	Average	Part of Publicly	Under the
	Shares	Price Paid	Announced Plans	Plans or
Period	Purchased	per Share	or Programs	Programs (1)(2)
1/1/08 – 1/31/08	7,400	$12.04	7,400	—
2/1/08 – 2/29/08	16,000	11.54	16,000	962,400
3/1/08 – 3/31/08	30,452	11.97	30,452	931,948

Total	53,852	$11.85	53,852	931,948

(1)	Effective September 2007, the Company adopted a plan to repurchase of up to 212,100 of our outstanding shares of common stock on the open market. At December 31, 2007, there were 7,400 shares available to be purchased under this program.

(2)	Effective January 2008, the Company adopted a plan to repurchase of up to 978,400 of our outstanding shares of common stock on the open market.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Rockville Financial, Inc.	36

Item 6. Exhibits

3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed for Rockville Financial, Inc. on May 13, 2005)

3.2.1	Amendment dated December 12, 2007 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on December 12, 2007)

3.2.2	Amendment dated February 13, 2008 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on February 14, 2008)

3.3	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 of Rockville Financial, Inc. filed on April 22, 2005)

10.1.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and William J. McGurk (incorporated herein by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.2	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.1 to the Post Effective Amendment No. 1 to the Registration Statement on
Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.2.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.3	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Gregory A. White effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.3.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Gregory A. White (incorporated herein by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.4	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.4.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr. (incorporated herein by reference to Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

Rockville Financial, Inc.	37

10.5	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Christopher E. Buchholz, effective June 7, 2006 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on June 13, 2006)

10.6	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.7	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

10.8	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.8.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.9	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.10	Rockville Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.12 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.11	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto.

Rockville Financial, Inc.	38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.

By:	/s/ Gregory A. White

Gregory A. White
SVP, Chief Financial Officer and Treasurer

Date:	May 12, 2008

Rockville Financial, Inc.	39