Form 10-Q
period 2008-06-30
Rockville Financial Inc.
filed 2008-08-11
CIK 1311131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.
Commission File Number: 000-51239
ROCKVILLE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	30-0288470 (I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut (Address of principal executive officers)	06066 (Zip Code)
(860) 291-3600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
As of July 31, 2008, there were 19,568,284 shares of Registrant’s no par value common stock outstanding.

Rockville Financial, Inc.	2

Part I — FINANCIAL INFORMATION
     Item 1. Interim Financial Statements:
Rockville Financial, Inc.
Condensed Consolidated Statements of Condition
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$21,388	$18,616
Short-term investments	3,019	5,382

Total cash and cash equivalents	24,407	23,998
AVAILABLE FOR SALE SECURITIES-At fair value	163,037	136,372
HELD TO MATURITY SECURITIES-At amortized cost	25,123	—
LOANS RECEIVABLE (Net of allowance for loan losses of $10,915 in 2008 and $10,620 in 2007)	1,190,993	1,116,327
FEDERAL HOME LOAN BANK STOCK	13,114	11,168
ACCRUED INTEREST RECEIVABLE	4,764	4,156
DEFERRED TAX ASSET-Net	4,760	3,963
BANK PREMISES AND EQUIPMENT-Net	15,313	14,352
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	9,514	9,322
OTHER ASSETS	5,452	6,284

TOTAL	$1,457,547	$1,327,012

LIABILITIES AND CAPITAL
LIABILITIES
DEPOSITS
Noninterest bearing	$111,834	$99,378
Interest bearing	913,670	851,660

Total deposits	1,025,504	951,038
MORTGAGORS AND INVESTORS ESCROW ACCOUNTS	5,958	5,568
ADVANCES FROM THE FEDERAL HOME LOAN BANK	256,373	201,741
PAYABLE FOR SECURITIES PURCHASED	5,093	118
ACCRUED EXPENSES AND OTHER LIABILITIES	10,526	12,174

Total liabilities	1,303,454	1,170,639

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,568,284 shares and 19,568,284 shares issued and outstanding (includes 198,170 shares and 110,970 shares of unvested restricted stock) at June 30, 2008 and December 31, 2007, respectively	85,249	85,249
Additional paid-in capital	2,998	3,009
Unallocated stock held by ESOP	(5,385)	(5,734)
Treasury stock, at cost (654,853 shares and 496,730 shares at June 30, 2008 and December 31, 2007, respectively)	(9,197)	(7,293)
Retained earnings	82,021	81,383
Accumulated other comprehensive loss, net of tax	(1,593)	(241)

Total stockholders’ equity	154,093	156,373

TOTAL	$1,457,547	$1,327,012

See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	3

Rockville Financial, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME:
Loans	$16,624	$16,541	$33,396	$32,418
Securities-interest	1,823	1,312	3,377	2,656
Interest bearing deposits	12	27	32	52
Securities-dividends	481	278	1,081	558

Total interest and dividend income	18,940	18,158	37,886	35,684

INTEREST EXPENSE
Deposits	6,526	6,600	13,486	12,990
Borrowed funds	2,201	1,907	4,420	3,993

Total interest expense	8,727	8,507	17,906	16,983

Net interest income	10,213	9,651	19,980	18,701

PROVISION FOR LOAN LOSSES	125	207	249	433

Net interest income after provision for loan losses	10,088	9,444	19,731	18,268

NONINTEREST INCOME:
Service charges and fees	1,414	1,217	2,638	2,354
Net gain from sale of securities	82	140	272	305
Other than temporary impairment of securities	(1,156)	—	(1,156)	—

Total noninterest income	340	1,357	1,754	2,659

NONINTEREST EXPENSE:
Salaries and employee benefits	4,195	3,976	9,566	7,920
Service bureau fees	910	819	1,867	1,608
Occupancy and equipment	989	827	2,033	1,674
Professional fees	271	324	765	773
Marketing and promotions	471	385	747	617
Insurance and FDIC assessments	231	52	344	100
Other	1,289	1,050	2,378	2,006

Total noninterest expense	8,356	7,433	17,700	14,698

INCOME BEFORE INCOME TAXES	2,072	3,368	3,785	6,229

PROVISION FOR INCOME TAXES	679	1,114	1,237	2,063

NET INCOME	$1,393	$2,254	$2,548	$4,166

(Continued)

Rockville Financial, Inc.	4

Rockville Financial, Inc.
Condensed Consolidated Statements of Income — Continued
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income per share
(see Note 2):
Basic	$0.08	$0.12	$0.14	$0.22
Diluted	0.08	0.12	0.14	0.22

Weighted average shares outstanding:
Basic	18,479,471	18,816,556	18,507,293	18,864,433
Diluted	18,485,755	18,816,556	18,510,637	18,864,433
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	5

Rockville Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	For the Six Months
	Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,548	$4,166
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(15)	33
Stock compensation expense	1,709	834
Provision for loan losses	249	433
Net gain from sale of securities	(272)	(305)
Other than temporary impairment of securities	1,156	—
Depreciation and amortization	731	676
Deferred income taxes	(101)	(351)
Increase in cash surrender value of bank owned life insurance	(192)	(179)
Change in assets and liabilities:
Deferred loan fees and premiums	197	203
Accrued interest receivable	(598)	173
Other assets	909	1,253
Accrued expenses and other liabilities	(1,081)	174

Net cash provided by operating activities	5,240	7,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	3,663	2,752
Proceeds from calls and maturities of available for sale securities	5,000	8,600
Principal payments on available for sale mortgage-backed securities	10,034	5,851
Principal payments on held to maturity mortgage-backed securities	836	—
Purchase of available for sale securities	(44,008)	(14,884)
Purchase of held to maturity securities	(25,949)	—
Purchase of Federal Home Loan Bank stock	(1,946)	—
Proceeds from sales of loans	8,125	—
Net increase in loans	(83,237)	(34,653)
Purchases of bank premises and equipment	(1,692)	(1,576)

Net cash used in investing activities	(129,174)	(33,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchased	(3,235)	(3,247)
Net increase in noninterest bearing deposits	12,456	7,252
Net increase in interest bearing deposits	62,010	53,545
Net increase in mortgagors’ and investors’ escrow accounts	390	370
Net short-term advances from Federal Home Loan Bank	36,000	(51,000)
Proceeds from Federal Home Loan Bank advances	28,720	22,800
Repayments of Federal Home Loan Bank advances	(10,088)	(83)
Cash dividends paid on common stock	(1,910)	(1,562)

Net cash provided by financing activities	124,343	28,075

NET INCREASE IN CASH AND CASH EQUIVALENTS	409	1,275
CASH AND CASH EQUIVALENTS — Beginning of period	23,998	22,381

CASH AND CASH EQUIVALENTS — End of period	$24,407	$23,656

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$17,789	$16,851
Income taxes	751	1,501
See accompanying notes to condensed consolidated financial statements.

Rockville Financial, Inc.	6

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

The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the condensed financial statements. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These condensed consolidated financial statements should be read in conjunction with the Company’s 2007 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain reclassifications have been made in the 2007 repayments of Federal Home Loan Bank advances in the condensed consolidated statements of cash flows in order to conform to the 2008 classifications. Previously, Federal Home Loan Bank net short-term borrowings were presented net against long-term advances from the Federal Home Loan Bank. This reclassification to Federal Home Loan Bank advances did not have any effect to the 2007 net cash provided by financing activities in the condensed consolidated statements of cash flows.

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

The following table set forth the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 (In thousands except share and per share information):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income	$1,393	$2,254	$2,548	$4,166

Weighted-average basic shares outstanding	18,479,471	18,816,556	18,507,293	18,864,433
Diluted effect of stock options and unvested restricted stock awards	6,284	—	3,344	—

Weighted-average diluted shares	18,485,755	18,816,556	18,510,637	18,864,433

Earnings per share:
Basic	$0.08	$0.12	$0.14	$0.22

Diluted	$0.08	$0.12	$0.14	$0.22

Rockville Financial, Inc.	7

Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Unvested restricted shares are not included in the weighted-average number of common shares outstanding for basic earnings per share calculations but are included in the weighted-average diluted share calculation. The Company’s common stock equivalents relate solely to stock options issued and outstanding and unvested restricted stock awards. At June 30, 2008 and 2007, options to purchase 213,500 and 171,900 of common stock at exercise prices ranging from $14.35 to $17.77 and $17.77, respectively, were not considered in the computation of potential common shares for the purpose of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s stock for the respective periods.

3.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (“SFAS 141”)(revised 2007), Business Combinations. The Statement requires that all business combinations be accounted for under the “acquisition method.” The Statement requires that the assets, liabilities and noncontrolling interests of a business combination be measured at fair value at the acquisition date. The acquisition date is defined as the date an acquirer obtains control of the entity, which is typically the closing date. The Statement requires that all acquisition and restructuring related costs be expensed as incurred and that any contingent consideration be measured at fair value and recorded as either equity or a liability with the liability remeasured at fair value in subsequent periods. The Statement is effective January 1, 2009. An entity may not apply it before that date. The Company does not expect the adoption of SFAS 141 to have a material effect on its consolidated financial statements.

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

4.	Other-Than-Temporary Impairment of Investments

Debt and equity securities are classified as “available for sale” and recorded at fair value, with unrealized gains or losses excluded from earnings and recorded as other comprehensive income, net of tax in the Condensed Consolidated Statements of Condition. On a quarterly basis, securities with unrealized depreciation for twelve or more consecutive months and other securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other than temporary. It is assessed whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings. Management can designate securities as “held to maturity”. “Held to maturity” securities are debt securities that management has the positive intent and ability to hold to maturity. As of June 30, 2008, management has classified $25.1 million of securities as “held to maturity” on the balance sheet with a market value of $24.7 million.

Rockville Financial, Inc.	8

During the quarter ended June 30, 2008, we recorded an other than temporary impairment charge of $1.2 million related to the preferred stock of Freddie Mac and Fannie Mae. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in these securities was $10.7 million with no unrealized gain or loss at June 30, 2008. The Company will continue to review its entire portfolio for other than temporarily impaired securities with additional attention being given to high risk securities such the preferred stock of Freddie Mac and Fannie Mae and one pooled trust preferred security that the Company owns.

Management believes the policy for evaluating securities for other than temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income. The aggregate unrealized loss for securities in an unrealized loss position for 12 or more consecutive months as of June 30, 2008 consisted of securities that management believes are not other than temporarily impaired as management has the intent and ability to hold these investments until their fair value recovers, which may be maturity in the case of debt securities.

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at June 30, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available for sale:
Mortgage-backed securities	$66,094	$883	$4,322	$133	$70,416	$1,016
Pooled trust preferred securities	2,440	429	—	—	2,440	429
Corporate debt securities	2,896	33	100	—	2,996	33

Total debt securities	71,430	1,345	4,422	133	75,852	1,478
Marketable equity securities	18,845	714	60	7	18,905	721

Total	$90,275	$2,059	$4,482	$140	$94,757	$2,199

The Company’s investment portfolio contained no mortgage-backed securities that are subject to the risk of “sub-prime” lending as of June 30, 2008. Although the Company has not been adversely impacted by recent events affecting the mortgage industry, continuing shifts in the market’s perception of credit quality on securities backed by residential mortgage loans may result in increased volatility of market price and periods of illiquidity that can negatively impact the valuation of certain issuers held by the Company.

5.	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities based upon a three-tier hierarchy, and expands disclosures about fair value measurements but does not expand the use of fair value in any new circumstances. The fair value hierarchy is as follows:

Level 1:	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible as of the measurement date.

Level 2:	Inputs other than those quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets and liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals), or inputs that are derived primarily from or corroborated by observable market data by correlations or other means.

Level 3:	Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Rockville Financial, Inc.	9

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis:

		Fair Value Measurements
		At June 30, 2008, Using:
		(in thousands)
		Quoted Prices
		in Active
		Markets for	Other	Significant
	Fair Value	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities	$163,037	$29,649	$130,647	$2,741

Total Assets Measured at Fair Value	$163,037	$29,649	$130,647	$2,741

Other Liabilities(1)	$327	$327	$—	$—

Total Liabilities Measured at Fair Value	$327	$327	$—	$—

(1)	Deferred directors compensation and supplemental savings and retirement plans.

Rockville Financial, Inc.	10

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment
Securities
Available-for-
Sale
(in millions)

Balance of recurring Level 3 assets at January 1, 2008	$308
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	—
Included in other comprehensive income	(7)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	2,440

Balance of recurring Level 3 assets at June 30, 2008	$2,741

     Assets Recorded at Fair Value on a Nonrecurring Basis:

		Fair Value Measurements
		At June 30, 2008, Using:
		(in thousands)
		Quoted Prices
		in Active
		Markets for	Other	Significant
	Fair Value	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Impaired Loans	$2,492	$—	$—	$2,492

Loan Servicing Rights	81	—	—	81

Goodwill	1,070	—	—	1,070

Total Assets Measured at Fair Value	$3,643	$—	$—	$3,643

Other Liabilities	$—	$—	$—	$—

Total Liabilities Measured at Fair Value	$—	$—	$—	$—

The adoption of SFAS 157 did not have a material impact on the consolidated financial statements or results of operations of the Company.

SFAS No. 159 (“SFAS 159”) provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company adopted SFAS 159 on January 1, 2008 and has not elected the fair value option for any financial assets and liabilities at June 30, 2008. As such, its adoption did not have a material impact on the consolidated financial statements or results of operations of the Company.

Rockville Financial, Inc.	11

6.	Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Residential	$697,647	58.11%	$666,003	59.18%
Commercial	302,092	25.16	284,460	25.28
Construction	88,286	7.35	70,617	6.27
Commercial business loans	101,879	8.49	92,869	8.25
Installment, collateral and other loans	10,672	0.89	11,469	1.02

Total loans	1,200,576	100.00%	1,125,418	100.00%

Net deferred loan fees and premiums	1,332		1,529
Allowance for loan losses	(10,915)		(10,620)

Loans, net	$1,190,993		$1,116,327

Changes in the allowance for loan losses for the three and six months ended June 30, 2008 and 2007 are as follows:

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2008	2007	2008	2007
	(In Thousands)
Balance, beginning of period	$10,748	$10,120	$10,620	$9,827
Provision for loan losses	125	207	249	433
Loans charged-off	(66)	(20)	(93)	(30)
Recoveries of loans previously charged-off	108	60	139	137

Balance, end of period	$10,915	$10,367	$10,915	$10,367

7.	Benefit Plans

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

Rockville Financial, Inc.	12

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

The amounts related to the Pension Plan, Supplemental Plans and the SERPs are reflected in the tables that follow as “Pension Plans”:
     Components of Net Periodic Benefit Cost

	Pension Plans		Post-retirement Benefits
	Three Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Service cost	$217	$238	$3	$4
Interest cost	276	248	25	31
Expected return on plan assets	(334)	(263)	—	—
Amortization of net actuarial losses	92	122	4	22
Amortization of prior service cost	78	78	5	4
Amount recognized due to settlement	—	—	—	—

Net periodic benefit cost	$329	$423	$37	$61

	Pension Plans		Post-retirement Benefits
	Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Service cost	$434	$476	$5	$9
Interest cost	571	496	49	61
Expected return on plan assets	(668)	(526)	—	—
Amortization of net actuarial losses	224	243	9	44
Amortization of prior service cost	156	156	10	9
Amount recognized due to settlement	118	—	—	—

Net periodic benefit cost	$835	$845	$73	$123

No contributions have been made to the pension plan for the six months ended June 30, 2008. During the six months ended June 30, 2008 the Company contributed $44,000 to the post-retirement benefit plan. The Company anticipates contributing an additional $57,000 during the year ended December 31, 2008 to the post-retirement benefit plan. The Company plans to contribute $601,000 to the pension plan for the 2008 plan year.

The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested instead of the matching contribution previously provided to participants of the 401(k) Plan. For employees hired on or after January 1, 2005, a discretionary matching contribution equal to a uniform percentage of the amount of the salary reduction the employee elected to defer, which percentage will be determined

Rockville Financial, Inc.	13

each year by the Company. The 401(k) expense for the six months ended June 30, 2008 and 2007 was $162,000 and $127,000, respectively.

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

8.	Stock Based Compensation

The Board of Directors and stockholders of the Company approved the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) in 2006. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options in connection with Awards under the Plan. As of June 30, 2008, there were 40,682 restricted stock shares and 532,450 stock options that remain available for future grants under the Plan.

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

Total employee and director share-based compensation expense recognized for stock options and restricted stock for the three and six months ended June 30, 2008 was $227,000 and $1.5 million, with a related tax benefit recorded of $77,000 and $499,000, respectively, of which director share-based compensation expense recognized (in the consolidated statement of income as other noninterest expense) was $98,000 and $214,000, respectively and officer share-based compensation expense recognized (in the consolidated statement of income as salaries and benefit noninterest expense) was $130,000 and $1.3 million, respectively. The total charge of $1.5 million for the six months ended June 30, 2008 includes $197,000 related to 16,441 vested restricted shares used for income tax withholding payments on behalf of certain executives which occurred in the first quarter of 2008.

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

Rockville Financial, Inc.	14

Stock Options:

The following table presents the activity related to stock options under the Plan for the three months ended June 30, 2008:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)

Stock options outstanding at April 1, 2008	342,125	$14.74
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Stock options outstanding at June 30, 2008	342,125	$14.74	9.0	$75

Options exercisable at June 30, 2008	180,625	$14.64	8.9	$37

     The following table presents the activity related to stock options under the Plan for the six months ended June 30, 2008:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)

Stock options outstanding at January 1, 2008	213,500	$16.40
Granted	128,625	11.98
Exercised	—	—
Forfeited or expired	—	—

Stock options outstanding at June 30, 2008	342,125	$14.74	9.0	$75

The following table presents the unvested Stock Option activity for the three months ended June 30, 2008:

		Weighted Average
	Number of Shares	Grant- Date Fair Value

Unvested as of April 1, 2008	174,900	$3.64
Granted	—	—
Vested	(13,400)	3.61
Forfeited, expired or canceled	—	—

Unvested as of June 30, 2008	161,500	$3.65

The following table presents the unvested Stock Option activity for the six months ended June 30, 2008:

		Weighted Average
	Number of Shares	Grant- Date Fair Value

Unvested as of January 1, 2008	105,600	$4.25
Granted	128,625	2.72
Vested	(72,725)	2.88
Forfeited, expired or canceled	—	—

Unvested as of June 30, 2008	161,500	$3.65

The aggregate fair value of vested options was $49,000 and $0 for the three months ended June 30, 2008 and 2007, respectively, and $210,000 and $0 for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, the unrecognized cost related to the stock options awarded of $325,000 will be recognized over a weighted-average period of 1.8 years.

Rockville Financial, Inc.	15

For share-based compensation recognized for the six months ended June 30, 2008, the Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted Additional options were granted during February 2008. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2008	2007
Weighted per share average fair value of options granted	$2.72	$4.34
Assumptions:
Risk free interest rate	3.24%	4.55%
Expected volatility	22.11%	15.83%
Expected dividend yield	1.67%	.90%
Expected life of options granted	6 years	6 years
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

The Company plans to use Treasury stock to satisfy future stock option exercises.

Additional information regarding stock options outstanding as of June 30, 2008, is as follows:

Options Outstanding				Exercisable Options
		Weighted-
		Average
Range		Remaining	Weighted-		Weighted-
of		Contractual	Average		Average
Exercise		Life	Exercise		Exercise
Prices	Shares	(Years)	Price	Shares	Price
$11.98	128,625	9.6	$11.98	64,525	$11.98
$14.35	85,500	9.1	$14.35	55,900	$14.35
$17.77	128,000	8.5	$17.77	60,200	$17.77
Restricted Stock:

Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock.

The following table presents the activity for Restricted Stock for the three months ended June 30, 2008:

		Weighted Average
	Number of Shares	Grant- Date Fair Value

Unvested as of April 1, 2008	91,970	$15.66
Granted	—	—
Vested	(5,000)	13.87
Forfeited	—	—

Unvested as of June 30, 2008	86,970	$15.77

Rockville Financial, Inc.	16

The following table presents the activity for Restricted Stock for the six months ended June 30, 2008:

		Weighted Average
	Number of Shares	Grant- Date Fair Value

Unvested as of January 1, 2008	59,970	$17.63
Granted	92,559	11.98
Vested	(65,559)	12.12
Forfeited	—	—

Unvested as of June 30, 2008	86,970	$15.77

The fair value of restricted shares that vested during the three and six months ended June 30, 2008 was $64,000 and $986,000, respectively, with no shares vesting during the three and six months ended June 30, 2007. The weighted average grant date fair value of restricted stock granted during the six months ended June 30, 2008 was $11.98. There were no restricted stock shares granted during the six months ended June 30, 2007.

As of June 30, 2008, there was $925,000 of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 2.5 years.

Twenty-two percent, or 19,390, of the remaining unvested restricted stock shares will vest in 2008, 29,085 shares in 2009, 24,095 shares in 2010, 7,200 in 2011 and 7,200 will vest in 2012. All unvested restricted stock shares are expected to vest.

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

The interest rate for the ESOP loan is the prime rate plus one percent, or 6.00% at June 30, 2008. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of June 30, 2008, the outstanding principal and interest due was $6.1 million, and principal payments of $2.0 million have been made on the loan since inception.

ESOP expense for the six months ended June 30, 2008 and 2007 was $439,000 and $535,000, respectively. At June 30, 2008, there were 209,898 allocated and 489,761 unreleased ESOP shares; and the unreleased shares had an aggregate fair value of $6.2 million.

9.	Income Taxes

Effective January 1, 2007, the Company has adopted the provisions of FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 and there was no material effect on the consolidated condensed financial statements. As a result, there was no cumulative effect related to adopting FIN 48. As of June 30, 2008 and December 31, 2007, there were no unrecognized tax benefits related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2004 through 2007.

As of December 31, 2007 and June 30, 2008, the Company has not accrued any interest related to uncertain tax positions.

Rockville Financial, Inc.	17

10.	Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

		Unrealized
		Income (Loss)	Accumulated
		on Available-	Other
	Unamortized	For-Sale	Comprehensive
	Benefit Plans	Securities	(Loss) Income
	(In Thousands)
January 1, 2008	$(3,430)	$3,189	$(241)
Change	307	(685)	(378)

March 31, 2008	(3,123)	2,504	(619)
Change	118	(1,092)	(974)

June 30, 2008	$(3,005)	$1,412	$(1,593)

The following table summarizes other comprehensive income and the related tax effects for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Net income as reported	$1,393	$2,254	$2,548	$4,166
Unrealized loss on securities available for sale	(1,655)	(532)	(2,692)	(100)
Tax benefit	563	181	915	34

Net unrealized loss on securities available for sale	(1,092)	(351)	(1,777)	(66)

Amortization of unamortized benefit plans	179	226	644	452
Tax provision	(61)	(77)	(219)	(154)

Net amortization of unamortized benefit plans	118	149	425	298

Other comprehensive (loss) income, net of tax	(974)	(202)	(1,352)	232

Total comprehensive income	$419	$2,052	$1,196	$4,398

11.	Commitments and Contingencies

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

Rockville Financial, Inc.	18

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(In thousands)
Commitments to extend credit:
Future loan commitments	$67,244	$70,993
Undisbursed construction loans	103,269	96,788
Undisbursed home equity lines of credit	109,221	104,769
Undisbursed commercial lines of credit	50,895	49,037
Standby letters of credit	15,605	12,312
Unused checking overdraft lines of credit	114	104

	$346,348	$334,003

12.	Legal Matters

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

13.	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Bank was classified at its most recent notification as “well capitalized”. At June 30, 2008, the Company and the Bank exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

Rockville Financial, Inc.	19

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of June 30, 2008 and December 31, 2007 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Rockville Bank:
June 30, 2008
Total capital to risk weighted assets	$140,234	12.8%	$87,646	8.0%	$109,558	10.0%
Tier I capital to risk weighted assets	128,753	11.8	43,645	4.0	65,468	6.0
Tier I capital to total average assets	128,753	9.2	55,980	4.0	69,974	5.0

Rockville Bank:
December 31, 2007
Total capital to risk weighted assets	$137,212	13.7%	$80,124	8.0%	$100,155	10.0%
Tier I capital to risk weighted assets	126,099	12.6	40,031	4.0	60,047	6.0
Tier I capital to total average assets	126,099	9.5	53,094	4.0	66,368	5.0

Rockville Financial, Inc.:
June 30, 2008
Total capital to risk weighted assets	$166,088	15.2%	$87,415	8.0%	$109,268	10.0%
Tier I capital to risk weighted assets	154,607	14.1	43,860	4.0	65,790	6.0
Tier I capital to total average assets	154,607	11.0	56,221	4.0	70,276	5.0

Rockville Financial, Inc.:
December 31, 2007
Total capital to risk weighted assets	$166,647	16.6%	$80,312	8.0%	$100,390	10.0%
Tier I capital to risk weighted assets	155,534	15.5	40,138	4.0	60,207	6.0
Tier I capital to total average assets	155,534	11.7	53,174	4.0	66,468	5.0
The Company is also considered to be well capitalized under the regulatory framework specified by the Federal Reserve.

Connecticut law restricts the amount of dividends that the Bank can pay based on earnings for the current year and the preceding two years.

Rockville Financial, Inc.	20

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

Factors that could cause this difference — many of which are beyond our control — include without limitation the following:
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
Any forward-looking statements made by or on behalf of us in this Form 10-Q speak only as of the date of this Form 10-Q. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consider any further disclosures of a forward-looking nature we may make in future filings.

Rockville Financial, Inc.	21

Overview

Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed in 2004. The Reorganization and Minority Stock Issuance Plan (the “Plan”) adopted by the Company’s and Rockville Bank’s Boards of Directors was completed in 2005. Pursuant to the Plan, the Company became a mid-tier holding company. Rockville Financial MHC, Inc. holds fifty-five percent of the Company’s common stock, and the Company holds all the common stock of Rockville Bank (the “Bank”). The Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and twenty branches located in Hartford, Tolland and New London counties in Connecticut. The Bank’s deposits are insured under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

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

Rockville Financial, Inc.	22

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

Other than Temporary Impairment of Securities: Debt and equity securities are classified as “available for sale” and recorded at fair value, with unrealized gains or losses excluded from earnings and recorded as other comprehensive income, net of tax in the Condensed Consolidated Statements of Condition. On a quarterly basis, securities with unrealized depreciation for twelve or more consecutive months and other securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other than temporary. It is assessed whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings. Management can designate securities as “held to maturity”. “Held to maturity” securities are debt securities that management has the positive intent and ability to hold to maturity. As of June 30, 2008, management has classified $25.1 million of securities as “held to maturity” on the balance sheet with a market value of $24.7 million.

During the quarter ended June 30, 2008, we recorded a pre-tax other than temporary impairment charge of $1.2 million related to the preferred stock of Freddie Mac and Fannie Mae. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in these securities was $10.7 million with no unrealized gain or loss at June 30, 2008. The Company will continue to review its entire portfolio for other than temporarily impaired securities with additional attention being given to high risk securities such as the preferred stock of Freddie Mac and Fannie Mae and one AAA rated pooled trust preferred security that the Company owns.

Management believes the policy for evaluating securities for other than temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income. The aggregate unrealized loss for securities in an unrealized loss position for 12 or more consecutive months as of June 30, 2008 consisted of securities that management believes are not other than temporarily impaired as management has the intent and ability to hold these investments until their fair value recovers, which may be maturity in the case of debt securities.

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at June 30, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In Thousands)
Available for sale:
Mortgage-backed securities	$66,094	$883	$4,322	$133	$70,416	$1,016
Pooled trust preferred securities	2,440	429	—	—	2,440	429
Corporate debt securities	2,896	33	100	—	2,996	33

Total debt securities	71,430	1,345	4,422	133	75,852	1,478
Marketable equity securities	18,845	714	60	7	18,905	721

Total	$90,275	$2,059	$4,482	$140	$94,757	$2,199

The Company’s investment portfolio contained no mortgage-backed securities that are subject to the risk of “sub-prime” lending as of June 30, 2008. Although the Company has not been adversely

Rockville Financial, Inc.	23

impacted by recent events affecting the mortgage industry, continuing shifts in the market’s perception of credit quality on securities backed by residential mortgage loans may result in increased volatility of market price and periods of illiquidity that can negatively impact the valuation of certain issuers held by the Company.

Income Taxes: We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a loan loss allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1999 through June 30, 2008; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of June 30, 2008, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of June 30, 2008, our net deferred tax asset was $4.8 million and there was no valuation allowance.

On January 1, 2007, the Company changed its accounting policy related to accounting for tax contingencies in connection with the adoption of FIN 48, an interpretation of Financial Accounting Standards Board (“FASB”) Statement 109. See Note 8 — Income Taxes for additional information.

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

Rockville Financial, Inc.	24

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
Comparison of Operating Results for the Three and Six Months Ended June 30, 2008 and 2007
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage servicing income, bank owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy and equipment, service bureau fees, and other noninterest expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the three and six months ended June 30, 2008 and 2007.
Income Statement Summary

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
	(In thousands)
Net interest income	$10,213	$9,651	$562	$19,980	$18,701	$1,279
Provision for loan losses	125	207	(82)	249	433	(184)
Noninterest income	340	1,357	(1,017)	1,754	2,659	(905)
Noninterest expense	8,356	7,433	923	17,700	14,698	3,002

Income before income taxes	2,072	3,368	(1,296)	3,785	6,229	(2,444)
Provision for income taxes	(679)	(1,114)	435	(1,237)	(2,063)	826

Net income	$1,393	$2,254	$(861)	$2,548	$4,166	$(1,618)

Net income decreased by $861,000, or 38.2%, to $1.4 million for the quarter ended June 30, 2008 from $2.3 million for the same period in the prior year. The decrease in net income primarily resulted from an increase in noninterest expenses of $923,000, or 12.4% and a decrease in noninterest income of $1.0 million, or 74.9% offset by a $562,000, or 5.8%, increase in our net interest income, a decline in the provision for loan losses of $82,000, or 39.6% and a decrease in the provision for income taxes of $435,000, or 39.1%. Income before taxes decreased $1.3 million, or 38.5% to $2.1 million for the quarter ending June 30, 2008 from $3.4 million for the same period in the prior year. When excluding from both periods losses from other than temporary impairment of securities and expenses relating to the issuance of restricted stock and stock options, income before taxes would have decreased $43,000, or 1.2% for the three months ending June 30, 2008 when compared to the same period in the prior year versus decreasing $1.3 million when not excluding those expenses.

Rockville Financial, Inc.	25

The $562,000 increase in our net interest income is attributable to a $6.3 million, or 3.0%, increase in average net interest-earning assets, partially offset by a 17 basis point decline in our net interest margin. The 17 basis point decline in our net interest margin was due to a decline of 42 basis points in the average yield earned on $1.3 billion average earning assets offset by a 34 basis point decline in the weighted average rate paid on $1.1 billion of average interest-bearing liabilities. Our net interest margin was 3.04% for the three months ended June 30, 2008 compared to 3.21% for the same period in the prior year. The increase in the average net interest-earning assets is the result of a $144.2 million, or 12.0%, increase in earning assets and partially offset by a $137.9 million, or 13.9%, increase in interest-bearing liabilities.
The $82,000 decline in the provision for loan losses for the quarter ended June 30, 2008 compared to the same period in the prior year is the result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio.
The $1.0 million decrease in noninterest income recorded for the quarter ended June 30, 2008 when compared to the same period in the prior year is principally due to a $1.2 million other than temporary impairment of securities related to the preferred stock of Freddie Mac and Fannie Mae and a $58,000 decrease in the net gains on sales of securities offset by a $197,000 increase in service charges, resulting primarily from a $54,000 increase in overdraft fees, a $57,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network and a $94,000 increase in brokerage fees paid by Infinex, Inc.
The $923,000 increase in noninterest expense for the quarter ended June 30, 2008 when compared to the same period in the prior year was primarily attributable to an increase of $219,000 in salary and employee benefits, a $91,000 increase in service bureau fees, a $162,000 increase in occupancy and equipment costs, an $86,000 increase in marketing and promotions, a $179,000 increase in insurance and FDIC assessments and a $239,000 increase in other noninterest expenses offset by a $53,000 decrease in professional fees. The $219,000 increase in salary and employee benefits reflects an increase of $335,000 in salary costs principally incurred in connection with annual salary increases, the expansion of branch facilities and the commercial banking division, an increase of $51,000 for estimated bonus expense and an $86,000 increase in stock incentive award expenses related to the Stock Incentive Award Plan offset by a $140,000 decrease in pension and supplemental retirement and savings agreement expenses, an $85,000 decrease in salary deferrals relating to lower loan originations and a $21,000 reduction in ESOP expenses in the second quarter of 2008 when compared to the second quarter of 2007. The $91,000 increase in service bureau fees is mainly due to a $106,000 increase in core processing service costs offset by a $17,000 decrease in wide area network telecommunications servicing costs. The higher core processing service costs are primarily attributable to the increased fees associated with the overall growth experienced in loans, deposits and debit card processing. The $162,000 increase in occupancy expense is largely due to expansion of our branch and ATM network. The $239,000 increase in other noninterest expenses primarily reflects an increase in human resource expense of $78,000, an increase in courier costs of $27,000, an increase in printing and forms expenses of $19,000 and an increase in off-balance sheet allowance expense of $83,000 offset by a decrease in dues and subscriptions of $29,000 and a decrease in appraisals and credit reports of $45,000.
Net income decreased by $1.6 million, or 38.8%, to $2.5 million for the six months ended June 30, 2008 from $4.2 million for the same period in the prior year. The decrease in net income primarily resulted from an increase in noninterest expenses of $3.0 million, or 20.4% and a decrease in noninterest income of $905,000, or 34.0% offset by a $1.3 million, or 6.8%, increase in our net interest income, a decline in the provision for loan losses of $184,000, or 42.5%, and a decrease in the provision for income taxes of $826,000, or 40.0%. Income before taxes decreased $2.4 million, or 39.2% to $3.8 million for the six months ending June 30, 2008 from $6.2 million for the same period in the prior year. When excluding from both periods losses from other than temporary impairment of securities and expenses relating to the issuance of restricted stock and stock options, income before taxes would have decreased $120,000, or 1.8% for the six months ending June 30, 2008 when compared to the same period in the prior year versus decreasing $2.4 million when not excluding those expenses.
The $1.3 million increase in our net interest income is attributable to a $6.6 million, or 3.2%, increase in average net interest-earning assets, partially offset by a 10 basis point decline in our net interest margin. Although the cost of funds declined by slightly less than the asset yield, average interest

Rockville Financial, Inc.	26

earning assets were greater than average interest bearing liabilities, therefore the decline in the asset yield had greater impact. Our net interest margin was 3.04% for the six months ended June 30, 2008 compared to 3.14% for the same period in the prior year. The increase in the average net interest-earning assets is the result of a $124.2 million, or 10.4%, increase in earning assets and partially offset by a $117.6 million, or 12.0%, increase in interest-bearing liabilities.
The $184,000 decline in the provision for loan losses for the first six months ended June 30, 2008 compared to the same period in the prior year is the result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio.
The $905,000 decrease in noninterest income recorded for the six months ended June 30, 2008 when compared to the same period in the prior year is principally due to a $1.2 million other than temporary impairment of securities related to the preferred stock of Freddie Mac and Fannie Mae and a decrease in the net gains on sales of securities of $33,000 offset by a $284,000 increase in service charges, resulting primarily from a $105,000 increase in overdraft fees, a $104,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network and an increase in brokerage fees of $67,000 paid by Infinex, Inc.
The $3.0 million increase in noninterest expense for the six months ended June 30, 2008 when compared to the same period in the prior year was primarily attributable to an increase of $1.6 million in salary and employee benefits, a $259,000 increase in service bureau fees, a $359,000 increase in occupancy and equipment costs, a $130,000 increase in marketing and promotions, a $244,000 increase in insurance and FDIC assessments and a $372,000 increase in other noninterest expenses offset by a $8,000 decrease in professional fees. The $1.6 million increase in salary and employee benefits reflects an increase of $645,000 in salary costs principally incurred in connection with annual salary increases, the expansion of branch facilities and the commercial banking division, an increase of $81,000 for estimated bonus expense, a $1.1 million increase in stock incentive award expenses related to the Stock Incentive Award Plan offset by a $109,000 decrease in salary deferrals relating to lower loan originations, a $94,000 reduction in ESOP expenses and a $40,000 decrease in pension and supplemental retirement and savings agreement expenses in the six months of 2008 when compared to the first six months of 2007. The $259,000 increase in service bureau fees is mainly due to a $176,000 increase in core processing service costs, a $63,000 increase in wide area network telecommunications servicing costs and a $20,000 increase in ATM servicing fees. The higher core processing service costs are primarily attributable to the increased fees associated with the overall growth experienced in loans, deposits and debit card processing. The $359,000 increase in occupancy expense is largely due to expansion of our branch and ATM network. The $372,000 increase in other noninterest expenses primarily reflects an increase in director fees and expenses of $50,000, including $42,000 in additional stock incentive plan expenses, an increase in human resource expense of $82,000, an increase in courier costs of $38,000, an increase in printing and forms expenses of $100,000 and an increase in off-balance sheet allowance expense of $83,000 offset by a $24,000 decrease in telephone expenses.
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

Rockville Financial, Inc.	27

	Three Months Ended June 30,
	2008			2007
	Average	Interest and	Yield/	Average	Interest and
	Balance	Dividends	Cost	Balance	Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$1,154,096	$16,624	5.76%	$1,059,698	$16,541	6.24%
Total investment securities	175,536	2,188	4.99	128,925	1,426	4.42
Federal Home Loan Bank stock	12,203	116	3.80	9,836	164	6.67
Other earning assets	3,200	12	1.50	2,330	27	4.64

Total interest-earning assets	1,345,035	18,940	5.63	1,200,789	18,158	6.05

Noninterest-earning assets	56,594			50,759

Total assets	$1,401,629			$1,251,548

Interest-bearing liabilities:
NOW and money market accounts	$253,806	1,341	2.11	$188,938	738	1.56
Savings accounts	126,999	194	0.61	131,192	200	0.61
Time deposits	522,457	4,972	3.81	499,699	5,644	4.52

Total interest-bearing deposits	903,262	6,507	2.88	819,829	6,582	3.21

Mortgagor’s and investor’s escrow accounts	4,736	19	1.60	4,456	18	1.62

Advances from the Federal Home Loan Bank	218,947	2,201	4.02	164,754	1,907	4.63

Total interest-bearing liabilities	1,126,945	8,727	3.10%	989,039	8,507	3.44%

Noninterest-bearing liabilities	117,716			105,811

Total liabilities	1,244,661			1,094,850
Capital	156,968			156,698

Total liabilities and capital	$1,401,629			$1,251,548

Net interest income		$10,213			$9,651

Net interest rate spread (1)			2.53%			2.61%
Net interest-earning assets (2)	$218,090			$211,750

Net interest margin (3)			3.04%			3.21%

Average interest-earning assets to average interest-bearing liabilities			119.35%			121.41%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rockville Financial, Inc.	28

	Six Months Ended June 30,
	2008			2007
	Average	Interest and	Yield/	Average	Interest and
	Balance	Dividends	Cost	Balance	Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$1,138,992	$33,396	5.86%	$1,048,807	$32,418	6.18%
Total investment securities	161,232	4,174	5.18	130,307	2,883	4.42
Federal Home Loan Bank stock	11,918	284	4.77	9,836	331	6.73
Other earning assets	3,256	32	1.97	2,235	52	4.65

Total interest-earning assets	1,315,398	37,886	5.76	1,191,185	35,684	5.99

Noninterest-earning assets	56,792			50,854

Total assets	$1,372,190			$1,242,039

Interest-bearing liabilities:
NOW and money market accounts	$232,309	2,363	2.03	$183,563	1,437	1.57
Savings accounts	124,640	380	0.61	129,804	394	0.61
Time deposits	526,317	10,713	4.07	495,294	11,131	4.49

Total interest-bearing deposits	883,266	13,456	3.05	808,661	12,962	3.21

Mortgagor’s and investor’s escrow accounts	3,653	30	1.64	3,327	28	1.68

Advances from the Federal Home Loan Bank	214,157	4,420	4.13	171,446	3,993	4.66

Total interest-bearing liabilities	1,101,076	17,906	3.25%	983,434	16,983	3.45%

Noninterest-bearing liabilities	113,724			102,185

Total liabilities	1,214,800			1,085,619
Capital	157,390			156,420

Total liabilities and capital	$1,372,190			$1,242,039

Net interest income		$19,980			$18,701

Net interest rate spread (1)			2.51%			2.54%
Net interest-earning assets (2)	$214,322			$207,751

Net interest margin (3)			3.04%			3.14%

Average interest-earning assets to average interest-bearing liabilities			119.46%			121.13%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rockville Financial, Inc.	29

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

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	Compared to			Compared to
	June 30, 2007			June 30, 2007
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$622	$(539)	$83	$2,432	$(1,454)	$978
Securities interest, dividends & income from other assets	600	99	699	839	385	1,224

Total earning assets	1,222	(440)	782	3,271	(1,069)	2,202

Interest expense:
NOW and money market accounts	298	305	603	435	491	926
Savings accounts	(6)	1	(5)	(16)	4	(12)
Time deposits	273	(945)	(672)	827	(1,245)	(418)

Total interest-bearing deposits	565	(639)	(74)	1,246	(750)	496
FHLB Advances	490	(196)	294	786	(359)	427

Total interest bearing liabilities	1,055	(835)	220	2,032	(1,109)	923

Change in net interest income	$167	$395	$562	$1,239	$40	$1,279

Net Interest Income: Net interest income before the provision for loan loss was $10.2 million for the three months ended June 30, 2008, compared to $9.7 million for the same period in the prior year. The $562,000, or 5.8%, increase in our net interest income is primarily due to a $6.3 million, or 3.0%, increase in average net interest-earning assets, partially offset by a 17 basis point decline in our net interest margin. Average earning assets increased by $144.2 million, or 12.0%, to $1.3 billion for the three months ended June 30, 2008 when compared to the same period in the prior year. The increase in the average net interest-earning assets and average earning assets reflects the net impact of continued strong loan growth funded by time deposits and money market accounts. Our net interest margin declined 17 basis points to 3.04% for the three months ended June 30, 2008 from 3.21% for the same period in the prior year. Our net interest rate spread decreased 8 basis points to 2.53% for the three months ended June 30, 2008 from 2.61% for the same period in the prior year due to a 42 basis point decrease in our average earning asset yield offset by a 34 basis point decline in our average cost of funds resulting from the decline in interest rates.
Net interest income before the provision for loan loss was $20.0 million for the six months ended June 30, 2008, compared to $18.7 million for the same period in the prior year. The $1.3 million, or 6.8%, increase in our net interest income is primarily due to a $6.6 million, or 3.2%, increase in average net interest-earning assets, partially offset by a 10 basis point decline in our net interest margin. Average earning assets increased by $124.2 million, or 10.4%, to $1.3 billion for the six months ended June 30, 2008 when compared to the same period in the prior year. The increase in the average net interest-earning assets and average earning assets reflects the net impact of continued strong loan growth funded by time deposits and money market accounts. Our net interest margin declined 10 basis points to 3.04% for the six months ended June 30, 2008 from 3.14% for the same period in the prior year. Our net interest rate spread decreased 3 basis points to 2.51% for the six months ended June 30, 2008 from 2.54% for the same period in the prior year due to a 23 basis point decrease in our average earning asset yield offset by a 20 basis point decline in our average cost of funds resulting from the decline in interest rates.

Rockville Financial, Inc.	30

Interest and Dividend Income: Interest and dividend income increased by $782,000, or 4.3%, to $18.9 million for the three months ended June 30, 2008 from $18.2 million for the same period in the prior year. Our yield on earning assets for the three months ended June 30, 2008 decreased 42 basis points to 5.63% when compared to 6.05% for the three months ended June 30, 2007. Interest income on loans receivable increased by $83,000, or 0.5%, to $16.6 million from $16.5 million. The increase in loan interest income was primarily due to a $94.4 million, or a 8.9%, increase in average loans receivable offset by a 48 basis point decrease in the average yield on the loan portfolio. The decrease in the average yield was attributable to adjustable rate loans repricing downward due to the lowering of the prime rate and the treasury index rate, in addition to a competitive loan environment. The effect of the lowering rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period. The prime rate used as an index to re-price various commercial and home equity adjustable loans decreased to 5.00% at June 30, 2008 from 8.25% at June 30, 2007. The one-year Constant Maturity Treasury Bill Index used to re-price adjustable rate residential mortgages decreased 249 basis points during the past year to 2.46% at June 30, 2008 from 4.95% at June 30, 2007.
Interest and dividend income increased by $2.2 million, or 6.2%, to $37.9 million for the six months ended June 30, 2008 from $35.7 million for the same period in the prior year. Our yield on earning assets for the six months ended June 30, 2008 decreased 23 basis points to 5.76% when compared to 5.99% for the six months ended June 30, 2007. Interest income on loans receivable increased by $978,000, or 3.0%, to $33.4 million from $32.4 million. The increase in loan interest income was primarily due to a $90.2 million, or an 8.6%, increase in average loans receivable offset by a 32 basis point decrease in the average yield on the loan portfolio. The decrease in the average yield was attributable to adjustable rate loans repricing downward due to the lowering of the prime rate and the decline in the treasury index rate, in addition to a competitive loan environment. The effect of the lowering rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period.
Interest Expense: Interest expense for the three months ended June 30, 2008 increased $220,000, or 2.6%, to $8.7 million from $8.5 million from the same period in the prior year. The increase resulted from a $137.9 million, or a 13.9%, increase in average interest-bearing liabilities offset by a decrease of 34 basis points paid on average interest-bearing liabilities for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The decrease in the cost of funds was due to the impact that the declining interest rate environment had on the Bank’s time deposits during the second quarter of 2008. Generally speaking, management would prefer to fund growth with deposits instead of wholesale borrowings. There are periods when market conditions are such that wholesale borrowings are more financially advantageous, in which case management will temporarily increase its use of wholesale borrowings. Average balances on interest-bearing deposits rose to $903.3 million, an increase of $83.4 million, or 10.2%, for the three months ended June 30, 2008 compared to $819.8 million for the same period in the prior year. Average balances on advances from the Federal Home Loan Bank increased $54.2 million, or 32.9%, to $218.9 million for the three months ended June 30, 2008 from $164.8 million for the same period in the prior year.
Interest expense for the six months ended June 30, 2008 increased $923,000, or 5.4%, to $17.9 million from $17.0 million from the same period in the prior year. The increase resulted from a $117.6 million, or a 12.0%, increase in average interest-bearing liabilities offset by a decrease of 20 basis points paid on average interest-bearing liabilities for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The decrease in the cost of funds was due to the impact that the declining interest rate environment had on the Bank’s time deposits during the first six months of 2008. Generally speaking, management would prefer to fund growth with deposits instead of wholesale borrowings. There are periods when market conditions are such that wholesale borrowings are more financially advantageous, in which case management will temporarily increase its use of wholesale borrowings. Average balances on interest-bearing deposits rose to $883.3 million, an increase of $74.6 million, or 9.2%, for the six months ended June 30, 2008 compared to $808.7 million for the same period in the prior year. Average balances on advances from the Federal Home Loan Bank increased $42.7 million, or 24.9%, to $214.2 million for the six months ended June 30, 2008 from $171.4 million for the same period in the prior year.

Rockville Financial, Inc.	31

Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $125,000 for the three months ended June 30, 2008, which reflects a decrease of $82,000, when compared to the same period in the prior year and of $249,000 for the six months ended June 30, 2008, which reflects a decrease of $184,000, when compared to the same period in the prior year. At June 30, 2008, the allowance for loan losses totaled $10.9 million, which represented 0.91% of total loans and 438% of non-performing loans compared to an allowance for loan losses of $10.6 million, which represented 0.94% of total loans and 677% of non-performing loans as of December 31, 2007.
Noninterest Income: We have the following sources of noninterest income: banking service charges on deposit accounts, bank owned life insurance, mortgage servicing income and brokerage and insurance fees from Infinex, Inc., the Bank’s on-premise provider of non-deposit investment services.
Noninterest income decreased by $1.0 million, or 74.9%, to $340,000 for the quarter ended June 30, 2008 from $1.4 million earned during the same period in the prior year. The $1.0 million decrease is principally due a $1.2 million other than temporary impairment of securities related to the preferred stock of Freddie Mac and Fannie Mae and a $58,000 decrease in the net gains on sales of securities offset by a $197,000 increase in service charges, resulting primarily from a $54,000 increase in overdraft fees, a $57,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network and a $94,000 increase in brokerage fees from Infinex, Inc.
Noninterest income decreased by $905,000, or 34.0%, to $1.8 million for the six months ended June 30, 2008 from $2.7 million earned during the same period in the prior year. The $905,000 decrease is principally due to a $1.2 million other than temporary impairment of securities related to the preferred stock of Freddie Mac and Fannie Mae and a decrease in the net gains on sales of securities of $33,000 offset by a $284,000 increase in service charges, resulting primarily from a $105,000 increase in overdraft fees, a $104,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network and an increase in brokerage fees of $67,000 from Infinex, Inc.
Noninterest Expense: Noninterest expense increased by $923,000, or 12.4%, to $8.4 million for the three months ended June 30, 2008 from $7.4 million for the same period in the prior year and noninterest expense increased by $3.0 million, or 20.4%, to $17.7 million for the six months ended June 30, 2008 from $14.7 million for the same period in the prior year. The following table summarizes noninterest expense for the three and six months ended June 30, 2008 and 2007:

Rockville Financial, Inc.	32

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2007	Change	2008	2007	Change
	(In thousands)
Salaries and employee benefits	$4,195	$3,976	$219	$9,566	$7,920	$1,646
Service bureau fees	910	819	91	1,867	1,608	259
Occupancy and equipment	989	827	162	2,033	1,674	359
Professional fees	271	324	(53)	765	773	(8)
Marketing and promotions	471	385	86	747	617	130
Insurance and FDIC Assessments	231	52	179	344	100	244
Other	1,289	1,050	239	2,378	2,006	372

Total noninterest expense	$8,356	$7,433	$923	$17,700	$14,698	$3,002

The $219,000 increase in salary and employee benefits reflects an increase of $335,000 in salary costs principally incurred in connection with annual salary increases, the expansion of branch facilities and the commercial banking division, an increase of $51,000 for estimated bonus expense and an $86,000 increase in stock incentive award expenses related to the Stock Incentive Award Plan offset by a $140,000 decrease in pension and supplemental retirement and savings agreement expenses, an $85,000 decrease in salary deferrals relating to lower loan originations and a $21,000 reduction in ESOP expenses in the second quarter of 2008 when compared to the second quarter of 2007. The number of full-time equivalent employees increased to 213 as of June 30, 2008 from 185 as of June 30, 2007. The $91,000 increase in service bureau fees is mainly due to a $106,000 increase in core processing services costs and a $2,000 increase in ATM servicing fees offset by a $17,000 decrease in wide area network telecommunications servicing costs. The higher service bureau fees are primarily attributable to increased core processing costs due to the overall growth experienced in loans, deposits and debit card transactions. The $162,000 increase in occupancy expense is largely due to the expansion of our branch and ATM network.
The $1.6 million increase in salary and employee benefits reflects an increase of $645,000 in salary costs principally incurred in connection with annual salary increases, the expansion of branch facilities and the commercial banking division, an increase of $81,000 for estimated bonus expense, a $1.1 million increase in stock incentive award expenses related to the Stock Incentive Award Plan offset by a $109,000 decrease in salary deferrals relating to lower loan originations, a $94,000 reduction in ESOP expenses and a $40,000 decrease in pension and supplemental retirement and savings agreement expenses in the six months of 2008 when compared to the first six months of 2007. The $259,000 increase in service bureau fees is mainly due to a $176,000 increase in core processing services costs, a $20,000 increase in ATM servicing fees and a $63,000 increase in wide area network telecommunications servicing costs. The higher service bureau fees are primarily attributable to increased core processing costs due to the overall growth experienced in loans, deposits and debit card transactions. The $359,000 increase in occupancy expense is largely due to the expansion of our branch and ATM network.
The following table summarizes significant components of other noninterest expense for the three and six months ending June 30, 2008 and 2007:

Rockville Financial, Inc.	33

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2007	Change	2008	2007	Change
	(In thousands)
Directors fees	$194	$196	$(2)	$422	$372	$50
Telephone	50	54	(4)	101	125	(24)
Postage	88	89	(1)	181	195	(14)
Courier	101	74	27	183	145	38
Dues and subscriptions	41	70	(29)	120	124	(4)
Service charges	43	31	12	80	62	18
Printing and forms	96	77	19	221	121	100
Other	676	459	217	1,070	862	208

Total other noninterest expense	$1,289	$1,050	$239	$2,378	$2,006	$372

The $239,000 increase in other noninterest expenses for the three months ended June 30, 2008 when compared to the same period in the prior year, primarily reflects an increase in human resource expense of $78,000, an increase in courier costs of $27,000, an increase in printing and forms expenses of $19,000 and an increase in off-balance sheet allowance expense of $83,000 offset by a decrease in dues and subscriptions of $29,000 and a decrease in appraisals and credit reports of $45,000.
The $372,000 increase in other noninterest expenses for the six months ended June 30, 2008 when compared to the same period in the prior year, primarily reflects an increase in director fees and expenses of $50,000, including $42,000 in additional stock incentive plan expenses, an increase in human resource expense of $82,000, an increase in courier costs of $38,000, an increase in printing and forms expenses of $100,000 and an increase in off-balance sheet allowance expense of $83,000 offset by a $24,000 decrease in telephone expenses.
Income Tax Expense: Income tax expense decreased $435,000, or 39.1%, to $679,000 for the three months ended June 30, 2008 as compared to a $1.1 million tax expense for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The provision for income taxes is 32.8% and 33.1% of pretax income for the three months ended June 30, 2008 and 2007, respectively. Income tax expense decreased $826,000, or 40.0%, to $1.2 million for the six months ended June 30, 2008 as compared to a $2.1 million tax expense for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The provision for income taxes is 32.7% and 33.1% of pretax income for the six months ended June 30, 2008 and 2007, respectively. Our effective tax rate differs from the statutory rate of 35% primarily due to the dividend received deduction, non-taxable earnings on bank owned life insurance and the add-back of the excess of fair value over the cost basis of ESOP expense to taxable income.
Comparison of Financial Condition at June 30, 2008 and December 31, 2007
Summary: The Company’s total assets increased $130.5 million, or 9.8%, to $1.5 billion at June 30, 2008, from $1.3 billion at December 31, 2007, primarily due to a $74.7 million, or 6.7%, increase in loans receivable, a $26.7 million, or 19.6%, increase in available for sale investments and a $25.1 million increase in held to maturity securities compared to none at December 31, 2007. Net loans receivable increased by $74.7 million to $1.2 billion at June 30, 2008 as compared to $1.1 billion at December 31, 2007 principally due to increases in commercial real estate, one-to-four family residential and construction mortgages. Available for sale investment securities increased to $163.0 million as of June 30, 2008 compared to $136.4 million at December 31, 2007. The Company purchased $44.0 million in available for sale investment securities during the six months ended June 30, 2008 to replace maturities, calls and investment sales and to maintain the investment portfolio to assist in providing liquidity when needed. The Company started purchasing held to maturity securities in 2008 and at June 30, 2008 there was $25.1 in securities held to maturity. There were purchases of $25.9 million in held to maturity securities during the six months ended June 30, 2008 consisting of long term mortgage-backed securities.
Deposits increased $74.5 million, or 7.8%, from December 31, 2007, to $1.0 billion at June 30, 2008. The growth was principally attributable to a $62.0 million increase in interest-bearing deposits and a

Rockville Financial, Inc.	34

$12.5 million increase in noninterest bearing deposits due to several deposit account promotions. Federal Home Loan Bank advances increased $54.6 million, or 27.1%, to $256.4 million at June 30, 2008 from $201.7 million at December 31, 2007. The added liquidity from deposit growth was primarily used to fund growth in loans and investments.
Total capital decreased $2.3 million, or 1.5%, to $154.1 million at June 30, 2008 compared to $156.4 million at December 31, 2007 primarily due to the net purchases of treasury stock of $1.9 million, a reduction to accumulated other comprehensive income of $1.4 million and dividends of $1.9 million offset by earnings of $2.5 million and ESOP compensation of $349,000.
Investment Securities: At June 30, 2008, the Company’s investment portfolio of $188.2 million, or 12.9% of total assets consisted of available for sale securities of $163.0 million and held to maturity securities of $25.1 million. The available for sale securities portfolio was comprised of $2.0 million in U.S. Government and Agency securities, $7.0 million in U.S. government sponsored enterprises, $6.5 million in corporate bonds, $1.0 million in municipal bonds, $118.5 million in agency issued mortgage-backed securities, $27.7 million in marketable equity securities and $241,000 in non-marketable equity securities. The net unrealized gains on available for sale securities, net of taxes decreased $1.8 million to $1.4 million, net of taxes, at June 30, 2008 from $3.2 million at December 31, 2007. The decrease in the net unrealized gains on investment securities available for sale reflects the reduction in the value of the marketable equity security portfolio during the period, and the decline in the value of the agency issued mortgage-backed securities during the second quarter of 2008. The held to maturity securities portfolio reported at an amortized cost of $25.1 was million comprised of agency issued mortgage-backed securities that had a fair market value of $24.7 million at June 30, 2008. During the quarter ended June 30, 2008, we recorded an other than temporary impairment charge of $1.2 million related to the preferred stock of Freddie Mac and Fannie Mae. The charge for the impairment was computed using the closing price of the securities as of the date of the impairment. The Company’s remaining investment in these securities was $10.7 million with no unrealized gain or loss at June 30, 2008. The Company will continue to review its entire portfolio for other than temporarily impaired securities with additional attention being given to high risk securities such the preferred stock of Freddie Mac and Fannie Mae and one pooled trust preferred security that the Company owns.
Lending Activities: Net loans receivable increased $74.7 million, or 6.7%, to $1.2 billion at June 30, 2008 compared to $1.1 billion at December 31, 2007 primarily due to increases in commercial real estate, one-to-four family residential and construction mortgages. Residential real estate loans increased $31.6 million, or 4.8%, to $697.6 million. Commercial real estate loans increased $17.6 million, or 6.2%, to $302.1 million. The increase in loans reflects continued demand for loans, increased branch capacity and additions made to our commercial lending staff. Construction loans increase $17.7 million, or 25.0%, to $88.3 million and commercial business loans increased $9.0 million, or 9.7%, to $101.9 million. As of June 30, 2008 and December 31, 2007, commercial business loans consisted of $26.1 million and $27.1 million of loans fully guaranteed by the United States Department of Agriculture and $75.8 million and $65.7 million in loans partially guaranteed by the Small Business Administration, revolving business lines of credit and term loans, respectively.

Rockville Financial, Inc.	35

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

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
Residential(1)	$1,324	$407
Commercial	—	74
Commercial business loans	774	692
Installment, collateral and other loans	13	5

Total nonaccrual loans(2)	2,111	1,178
Accruing loan past due 90 days or more	—	—
Other accruing loans	—	—
Troubled debt restructurings	381	391

Total non-performing loans	2,492	1,569
Real estate owned	—	—

Total non-performing assets	$2,492	$1,569

Total non-performing loans to total loans	0.21%	0.14%
Total non-performing loans to total assets	0.17%	0.12%
Allowance for loan losses as a percent of total loans	0.91%	0.94%
Allowance for loan losses as a percent of non-performing loans	438%	677%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on nonaccrual loans totaled $96,000 and $53,000 at June 30, 2008 and December 31, 2007, respectively.
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

Rockville Financial, Inc.	36

The Company establishes an additional specific loan loss allowance that is determined by loan type, historical loss experience for that particular loan type, credit quality trends, delinquency levels, quality of collateral and changes in general economic and business conditions. The Company’s methodology for assessing the adequacy of the allowance for loan losses utilized both objective and subjective factors. Lastly, in recognition of the subjectivity and the inherent lending risks that are difficult to objectively define in a timely manner, the Company makes a further supplemental provision to the allowance representing the unallocated allowance. The unallocated portion of the allowance is $91,000 and $838,000 as of June 30, 2008 and December 31, 2007, respectively.
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
The allowance for loan losses was $10.9 million and $10.6 million at June 30, 2008 and December 31, 2007, respectively. The increase in the allowance resulted from a $249,000 provision for loan losses for the six months ended June 30, 2008 and increased by $46,000 in net recoveries. The allowance was deemed adequate based upon management’s analysis and includes a decrease of $184,000 in the provision recorded during the six months ended June 30, 2008 when compared to the same period in the prior year as a result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio. At June 30, 2008, the allowance for loan losses

Rockville Financial, Inc.	37

represented 0.91% of total loans and 438% of non-performing loans compared to 0.94% of total loans and 677% of non-performing loans as of December 31, 2007.
Deposits: Deposits increased $74.5 million, or 7.8%, to $1.0 billion at June 30, 2008 from $951.0 million at December 31, 2007. The growth was attributable to a $86.3 million increase in core deposits offset by a reduction of $11.9 million increase in time deposits. The increase in core deposits included a $57.4 million, or 47.4%,increase in money market accounts to $178.3 million at June 30, 2008 from $121.0 million at December 31, 2007, demand deposit and NOW accounts increased $20.8 million, or 11.2%, to $206.1 million at June 30, 2008 from $185.2 million at December 31, 2007 and regular savings increased by $7.6 million, or 6.3%, to $129.4 million at June 30, 2008 from $121.8 million at December 31, 2007. The Company has been promoting competitive rate shorter-term time deposits and money market accounts in response to the competition within our marketplace to maintain existing market share and fund the loan growth experienced. At June 30, 2008, deposits consisted of $111.8 million in noninterest bearing demand deposits, $94.2 million in NOW accounts, $129.4 million in savings accounts, $178.3 million in money market accounts, $751,000 in club accounts and $511.0 million in time deposits.
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
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2008 and December 31, 2007, respectively, $24.4 million and $24.0 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.
For the six months ended June 30, 2008, our loan originations and purchases, net of collected principal and loan sales, totaled $75.1 million, reflecting net growth in our portfolio. Cash received from the calls and maturities of investment securities totaled $5.0 million for the six months ended June 30, 2008. We purchased $44.0 million and received proceeds from the sale of $3.7 million in available for sale investment securities during the six months ended June 30, 2008. The Company received $10.0 million in principal payments on available for sale mortgage-backed securities during the six months ended June 30, 2008. We purchased $25.9 million of held to maturity mortgage-backed securities and received $836,000 in principal payments on held to maturity mortgage-backed securities during the six months ended June 30, 2008.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $74.5 million for the six months ended June 30, 2008.
Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At June 30, 2008, we had $256.4 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $108.0 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 25% of total assets, or $364.4 million at June 30, 2008.
At June 30, 2008, we had outstanding commitments to originate loans of $67.2 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $279.1 million. At June 30, 2008, time deposits scheduled to mature in less than one year totaled $422.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain

Rockville Financial, Inc.	38

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

Rockville Financial, Inc.	39

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
Quantitative Analysis
Income Simulation: Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage
Increase (Decrease) in
Estimated Net
Interest Income
Over 12 Months
300 basis point increase in rates	1.75
100 basis point decrease in rates	1.22

Rockville Financial, Inc.	40

Rockville Bank’s Asset/Liability policy limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, our return on assets (“ROA”) may change by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA (for every 100 basis point interest rate change), whichever is less. These limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet and the proformed flattening of the yield curve in a declining interest rate scenario, income is projected to increase by a lesser amount if interest rates fall. At June 30, 2008, income at risk (i.e., the change in net interest income) increased 1.75% and increased 1.22% based on a 300 basis point average increase or a 100 basis point average decrease, respectively. At June 30, 2008, return on assets is modeled to increase by 4 basis points and increase by 3 basis points based on a 300 basis point increase or a 100 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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

Rockville Financial, Inc.	41

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2008:

	Issuer Purchases of Equity Securities
				Maximum
				Number of
			Total Number of	Shares that
			Shares	May Yet Be
	Total		Purchased as	Purchased
	Number of	Average	Part of Publicly	Under the
	Shares	Price Paid	Announced Plans	Plans or
Period	Purchased	per Share	or Programs	Programs(1)
4/1/08 – 4/30/08	41,430	$13.44	41,430	890,518
5/1/08 – 5/31/08	29,400	13.43	29,400	861,118
6/1/08 – 6/30/08	126,000	13.38	126,000	735,118

Total	196,830	$13.40	196,830	735,118

(1)	Effective January 2008, the Company adopted a plan to repurchase of up to 978,400 of our outstanding shares of common stock on the open market. At March 31, 2008, there were 931,948 shares available to be purchased under this program.
Item 3. Defaults Upon Senior Securities
None

Rockville Financial, Inc.	42

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its annual meeting of shareholders on April 29, 2008 (“Annual Meeting”).

(b)	Michael A. Bars, Thomas S. Mason and Peter F. Olson were re-elected as directors with a four-year term at the Annual Meeting. The other continuing directors are: C. Perry Chilberg, David A. Engelson, Pamela J. Guenard, Joseph F. Jeamel, Jr., Raymond H. Lefurge, Jr., Stuart E. Magdefrau, William J. McGurk, Rosemarie Novello Papa and Richard M. Tkacz. In accordance with the Company’s bylaws, Raymond H. Lefurge, Jr. remained the Chairman of the Board.

(c)	There were 19,122,261 shares of Common Stock eligible to be voted at the Annual Meeting and 16,345,028 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting were as follows:
1.	Election of directors (Proposal 1):

Director:	For:	Withheld:

Michael A. Bars	16,125,040	219,988
Thomas S. Mason	16,125,107	219,921
Peter F. Olson	16,116,850	228,178
There were no abstentions or broker non-votes for any of these nominees.
2.	Ratification of Appointment of Deloitte & Touche LLP as independent auditors of the Company for fiscal year ending December 31, 2008 (Proposal 2):

For:	Against:	Abstain:

16,080,020	236,190	28,818
Item 5. Other Information
     None

Rockville Financial, Inc.	43

Item 6. Exhibits

3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed for Rockville Financial, Inc. on May 13, 2005)

3.2.1	Amendment dated December 12, 2007 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on December 12, 2007)

3.2.2	Amendment dated February 13, 2008 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on February 14, 2008)

3.3	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 of Rockville Financial, Inc. filed on April 22, 2005)

10.1.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and William J. McGurk (incorporated herein by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.2	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.1 to the Post Effective Amendment No. 1 to the Registration Statement on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.2.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.3	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Gregory A. White effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.3.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Gregory A. White (incorporated herein by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

10.4	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr., effective May 20, 2005 (incorporated herein by reference to Exhibit 10.4.2 to the Post Effective Amendment No. 1 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on April 22, 2005)

10.4.1	Amendment dated December 22, 2006 to the Employment Agreement dated as of May 20, 2005 between Rockville Financial, Inc., Rockville Bank and Charles J. DeSimone, Jr. (incorporated herein by reference to Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007)

Rockville Financial, Inc.	44

10.5	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Christopher E. Buchholz, effective June 7, 2006 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on June 13, 2006)

10.6	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.7	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

10.8	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.8.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.9	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.10	Rockville Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.12 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.11	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto.

Rockville Financial, Inc.	45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.

By:	/s/ Gregory A. White
Gregory A. White
SVP, Chief Financial Officer and Treasurer

Date: August 11, 2008

Rockville Financial, Inc.	46