Form 10-K
period 2008-12-31
Rockville Financial Inc.
filed 2009-03-11
CIK 1311131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-51239
ROCKVILLE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	30-0288470 (I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut (Address of principal executive offices)	06066 (Zip Code)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of Rockville Financial, Inc. as of June 30, 2008 was $84.1 million based upon the closing price of $12.56 as of June 30, 2008, the last business day of the registrant’s most recently completed second quarter. Directors and officers of the Registrant are deemed to be affiliates solely for the purposes of this calculation.
As of February 27, 2009, there were 19,557,763 shares of Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2008 fiscal year, are incorporated by reference into Part III of this Report on Form 10-K.

Rockville Financial, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2008

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
Factors that could cause this difference – many of which are beyond our control – include without limitation the following:
•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect us or our businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	Strong competition within our market area may limit our growth and profitability.

•	We may not manage the risks involved in the foregoing as well as anticipated.

•	We recently opened new branches which may not become profitable as soon as anticipated, if at all.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•	Our stock value may be negatively affected by federal regulations restricting takeovers and our mutual holding company structure.

•	Persons who purchase our stock will own a minority of Rockville Financial, Inc.’s common stock and might not be able to exercise voting control over most matters put to a vote of stockholders.

•	When we declare dividends on our common stock, Rockville Financial MHC, Inc. might be prohibited from waiving the receipt of dividends by current Federal Reserve Board policy.

•	Further implementation of our stock benefit plans could increase our costs, which could reduce our income.

•	Because we intend to continue to increase our commercial real estate and commercial business loan originations, our lending risk may increase, and downturns in the real estate market or local economy could adversely affect our earnings.

•	The trading volume in our stock is less than in larger publicly traded companies which can cause price volatility, hinder your ability to sell our common stock and may lower the market price of the stock.

•	The impact on the Company and the Bank of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations cannot be predicted at this time.
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
The Bank is a state-chartered stock savings bank organized in Connecticut in 1858 that provides a full range of banking services to consumer and commercial customers through its main office in Rockville, CT, twenty branches located in Hartford, New London and Tolland Counties in Connecticut and 44 automated teller machines (“ATM”), including 13 stand-alone ATM facilities. The Bank is regulated by the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s deposits are insured to the maximum allowable under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Home Loan Bank.
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
The Company employed 219 full-time equivalent employees at December 31, 2008. Management of the Company and the Bank are substantially identical. The Company does not own or lease any property but instead uses the premises, equipment and furniture of the Bank.
Competition
We face competition within our market area both in making loans and attracting deposits. Hartford, New London and Tolland Counties have a high concentration of financial institutions including large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2008, based on the FDIC’s most recent annual Summary of Deposits Report, our market share of deposits represented 25.8% of deposits in Tolland County, the second largest market share in that county, 1.9% of deposits in Hartford County and 0.2% of deposits in New London County.
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
Market Area
We operate in a primarily suburban market area that has a stable population and household base. All of our current offices are located in Connecticut in Hartford, New London and Tolland Counties. Our market area is located in the north central part of Connecticut including, in part, the eastern part of the greater Hartford metropolitan area. Our main office is located in Rockville and is located approximately 15 miles from Hartford. Hartford, New London and Tolland Counties have a mix of industry groups and employment sectors, including services, wholesale/retail trade and manufacturing as the basis of the local economy. Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending area is broader than our primary deposit market area and includes all of Hartford, New London and Tolland Counties, and parts of the adjacent Windham and Middlesex Counties. In addition to our primary lending areas we have expanded lending activities to include an out of state regional commercial real estate lending program.
Lending Activities
Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential real estate. One-to-four family residential real estate mortgage loans represented $746.0 million, or 57.3%, of our loan portfolio at December 31, 2008. We also offer commercial real estate loans, commercial business loans, construction mortgage loans and consumer loans. Commercial real estate loans totaled $351.5 million, or 27.0%, of our total loan portfolio at December 31, 2008. Commercial business loans totaled $106.7 million, or 8.2%, of our total loan portfolio at December 31, 2008. Construction mortgage loans totaled $89.1 million, or 6.8%, of our loan portfolio at December 31, 2008. Consumer loans, consisting primarily of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans, totaled $9.6 million, or 0.7%, of our total loan portfolio at December 31, 2008. As of December 31, 2008, loans to borrowers engaged in similar activities did not exceed 10% of total loans outstanding. The largest exposure to a related group was $19.6 million at December 31, 2008. These loans are performing according to their terms. Our net deferred loan fees and premiums totaled $1.4 million at December 31, 2008 largely due to the purchase of adjustable rate mortgage loans from two mortgage banking firms beginning in 2004 and continuing through the current year end.
The composition of the Bank’s loan portfolio was as follows at the dates indicated:

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Residential (1)	$746,041	57.26%	$666,003	59.18%	$640,076	61.46%	$557,306	64.31%	$450,054	64.21%
Commercial	351,474	26.97	284,460	25.28	232,550	22.33	149,006	17.19	136,594	19.49
Construction (2)	89,099	6.84	70,617	6.27	63,902	6.14	47,105	5.44	22,067	3.15
Commercial business loans	106,684	8.19	92,869	8.25	97,234	9.34	109,099	12.59	88,700	12.66
Installment, collateral and other loans	9,629	0.74	11,469	1.02	7,607	0.73	4,119	0.47	3,473	0.49

Total loans	1,302,927	100.00%	1,125,418	100.00%	1,041,369	100.00%	866,635	100.00%	700,888	100.00%

Net deferred loan fees and premiums	1,417		1,529		1,813		1,740		1,732
Allowance for loan losses	(12,553)		(10,620)		(9,827)		(8,675)		(6,371)

Loans, net	$1,291,791		$1,116,327		$1,033,355		$859,700		$696,249

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	Construction loans include commercial and residential loans and are reported net of undisbursed construction loans of $93.9 million, $96.8 million, $93.6 million, $64.1 million and $23.0 million as of December 31, 2008, 2007, 2006, 2005 and 2004, respectively.
Residential Mortgage Loans: One of our primary lending activities consists of the origination of one-to-four family residential mortgage loans that are primarily secured by properties located in Hartford, New London and Tolland Counties. Of the $746.0 million one-to-four family residential mortgage loans at December 31, 2008, $88.0 million were fixed rate home equity loans and $97.4 million consisted of balances outstanding on home equity lines of credit. Generally, one-to-four family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We usually do not make loans with a loan-to-value ratio in excess of 97% for loans secured by single-family homes. Fixed rate mortgage loans generally are originated for terms of 10, 15, 20, 25 and 30 years. Typically, all fixed rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) policies and procedures. Fixed rate residential mortgage loans are periodically sold in the secondary market. We will usually retain the servicing rights for all loans that we sell in the secondary market. We originated $116.2 million of fixed rate one-to-four family residential loans during the year ended December 31, 2008, none of which were sold in the secondary market.
We also offer adjustable-rate mortgage loans for one-to-four family properties, with an interest rate which adjusts annually based on the one-year Constant Maturity Treasury Bill Index, after either a one-, three-, four-, five-, seven-, or nine-year initial fixed rate period. We originated $79.6 million of adjustable rate one-to-four family residential loans during the year ended December 31, 2008. Additionally, we purchased $26.2 million in adjustable rate mortgages from two local mortgage banking firms during the year ended December 31, 2008. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.
Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. Of our one-to-four family residential loans, $329.8 million, or 44.2%, had adjustable rates of interest at December 31, 2008 and $179.2 million of these loans will see a rate reset in the next twelve months. Continued declines in real estate values and the slow down in the housing market may make it more difficult for borrowers experiencing financial difficulty to sell their homes or refinance their debt due to their declining collateral values.
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
All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property. We also require homeowner’s insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. At December 31, 2008, our largest residential mortgage loan had a principal balance of $2.0 million.
We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one-to-four family residences. At December 31, 2008, home equity loans and equity lines of credit totaled $185.4 million, or 14.2%, of total loans. At December 31, 2008, the unadvanced amounts of home equity lines of credit totaled $113.7 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to no more than 90%. Our home equity lines of credit have ten year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18% per annum.
Commercial Real Estate Loans: We originate commercial real estate loans and loans on owner occupied properties used for a variety of business purposes including small office buildings, industrial facilities and retail facilities. These projects are generally located in our primary market area. At December 31, 2008, commercial mortgage loans totaled $351.5 million, or 27.0%, of total loans. Our commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one borrower limit. Our commercial real estate loans may be made with terms of up to 20 years and amortization schedules up to 30 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the Federal Home Loan Bank of Boston Classic Advance Rates. In reaching a decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise, business cash flow and credit history, and the appraised value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We typically require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and owners of 20% or more of the entity.
A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and typically includes periodic face-to-face meetings with the borrower. We generally require commercial borrowers to provide updated financial statements and federal tax returns annually. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan or commitment as of December 31, 2008 was a loan for $19.6 million, which was performing according to its terms.
Loans secured by commercial real estate, including multi-family properties, generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate, including multi-family properties, are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, which would be impacted by the Northeast regional economy due to an out of state regional lending program.
Commercial Construction Loans: We offer commercial construction loans including real estate subdivision development loans to licensed contractors and builders for the construction and development of commercial real estate projects and one-to-four family residential properties. At December 31, 2008, commercial construction loans totaled $83.1 million, which amounted to 6.4%, of total loans outstanding. At December 31, 2008, the unadvanced portion of these construction loans totaled $90.0 million. Our commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one borrower limit. We extend loans to residential subdivision developers for the purpose of land acquisition, the development of infrastructure and the construction of homes. Advances are determined as a percentage of cost or appraised value (whichever is less) and the project is physically inspected prior to each advance. We typically limit the numbers of model homes financed by a customer, with the majority of construction advances supported by purchase contracts. As of December 31, 2008 the single largest outstanding commercial construction loan commitment on a single residential subdivision totaled $8.0 million with $6.3 million of advances drawn as of December 31, 2008, which were performing according to their terms. Commercial real estate subdivision loans, commercial real estate and one to four family residential loans to contractors entails significant additional risks as compared with single-family residential mortgage lending to owner-occupants. These loans typically involve large loan balances concentrated in single borrowers or groups of related borrowers. A continued economic downturn could have an additional adverse impact on the value of the properties securing construction loans and on the borrower’s ability to sell the units for the amounts necessary to complete the project and repay the loans.
Residential Construction Loans: We originate construction loans to individuals and contractors for the construction and acquisition of personal residences. At December 31, 2008, residential construction mortgage loans amounted to $6.0 million, or 0.5%, of total loans. At December 31, 2008, the unadvanced portion of these construction loans totaled $3.9 million.
Our residential construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months. At the end of the construction phase, the construction loan converts to a long-term owner occupied residential mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 80%. At December 31, 2008, our largest residential construction mortgage loan commitment was for $1.3 million, $296,000 of which had been disbursed. This loan is performing according to its terms. Construction loans to individuals are generally made on the same terms as our one-to-four family mortgage loans.
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
Commercial Business Loans: At December 31, 2008, we had $106.7 million in commercial business loans, of which $26.6 million were guaranteed by either the Small Business Administration (“SBA”) or the United States Department of Agriculture (“USDA”). We occasionally purchase USDA guaranteed loans in the secondary loan market from various experienced brokers. These loans carry a variable rate and adjust on a quarterly basis using the prime rate as the base index. There is no risk of principal or accrued interest loss up to loan payment dates, as we only purchase the guaranteed portion of the loan. The guarantee is that of the full faith and credit of the United States of America. We determine the loans to be purchased based on net yield, borrower credit rating, size and the business segment composition of the existing portfolio. Monthly payments are received directly from the original lending institution. As of December 31, 2008, of the $26.8 million guaranteed loans, $1.4 million are SBA loans originated by us and $25.0 million and $135,000 were purchased and are fully guaranteed by the USDA and the SBA, respectively. In addition to the SBA and USDA loans, our commercial business loan portfolio at December 31, 2008 included $30.4 million in revolving business lines of credit with an additional $58.6 million of unused lines of credit commitments and $49.5 million in commercial business term loans. Total commercial business loans amounted to 8.2% of total loans as of December 31, 2008.
We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial business lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit (15% of equity capital and our allowance for loan losses, pursuant to Connecticut law) to which there were no exceptions as of December 31, 2008. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or financing short term cash needs. Commercial business loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the Federal Home Loan Bank of Boston Classic Advance Rates.
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

Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2008, our largest commercial business loan commitment totaled $15.5 million with $13.4 million of advances drawn as of December 31, 2008, which were performing according to their terms. In addition to the commercial business loans discussed above, we had $12.2 million in outstanding letters of credit as of December 31, 2008.
Installment, Collateral and Other Loans: We offer a limited range of installment and collateral consumer loans, principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, including indirect automobile loans, loans collateralized by deposit accounts and unsecured personal loans. Installment and collateral consumer loans totaled $9.6 million, or 0.7% of our total loan portfolio at December 31, 2008. This portfolio includes $1.9 million of fully secured collateral loans, $7.0 million of direct and indirect auto loans and $749,000 of other consumer unsecured loans. While the asset quality of these portfolios is currently good, there is increased risk associated with auto and consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans.
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
At December 31, 2008, the Company was servicing loans sold in the amount of $15.8 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.
In addition to purchasing loans guaranteed by the USDA or SBA, the Company purchases adjustable rate one-to-four family residential mortgage loans from two local mortgage banking firms licensed with the Connecticut Department of Banking. These local mortgage bankers are not employed by the Company and sell their loans based on competitive pricing. During the year ended December 31, 2008, the Company purchased $26.2 million in adjustable rate loans from two local mortgage banking firms, underwritten to the same credit specifications as the Company’s internally originated loans.

Loan Maturity Schedule
The following table sets forth the loan maturity schedule at December 31, 2008:

	Loans Maturing
		After One
	Within One	But Within	After Five
	Year	Five Years	Years	Total
	(In Thousands)
Real estate loans:
Residential	$1,021	$21,430	$723,590	$746,041
Commercial	13,799	32,354	305,321	351,474
Construction	14,716	23,511	50,872	89,099
Commercial business loans	29,111	29,248	48,325	106,684
Installment, collateral and other loans	171	7,474	1,984	9,629

Total	$58,818	$114,017	$1,130,092	$1,302,927

Loans Contractually Due Subsequent to December 31, 2008
The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2008 that are contractually due after December 31, 2009:

	Due After December 31, 2009
	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
Residential(1)	$415,592	$329,428	$745,020
Commercial	126,908	210,767	337,675
Construction	15,049	59,334	74,383
Commercial business loans	19,316	58,257	77,573
Installment, collateral and other loans	8,939	519	9,458

Total loans	$585,804	$658,305	$1,244,109

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.
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
The Company’s policies and loan approval limits are established by the Bank’s Board of Directors. The Board of Directors has designated lending authority based on officer level and loan type to a limited group of officers to approve loans of various amounts up to $500,000. The President, the Executive Vice President and the Senior Vice President, Commercial Banking Officer can approve loans for up to and including $1.5 million. Loans over $1.5 million up to $5.0 million are approved by the Board of Director’s Lending Committee. Loans above $5.0 million must be approved by the Board of Directors.
Non-performing and Problem Assets
Delinquency notices are mailed monthly to all delinquent borrowers, advising them of the amount of their delinquency. When a loan becomes more than 30 days delinquent, the Bank sends a letter advising the borrower of the delinquency. The borrower is given 30 days to pay the delinquent payments or to contact the Bank to make arrangements to bring the loan current over a longer period of time. If the borrower fails to bring the loan current within 90 days from the original due date or to make arrangements to cure the delinquency over a longer period of time, the matter is referred to legal counsel and foreclosure or other collection proceedings are started. We may consider forbearance in select cases where a temporary loss of income is the primary cause of the delinquency, if a reasonable plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes.
All non-commercial mortgage loans are reviewed on a regular basis, and such loans are placed on nonaccrual status when they become more than 90 days delinquent. Commercial real estate and commercial business loans are evaluated for nonaccrual status on a case-by-case basis, but are typically placed on a nonaccrual status when they become more than 90 days delinquent. When loans are placed on nonaccrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received. For the year ended December 31, 2008, $237,000 of interest income related to troubled debt restructurings was recorded compared to $56,000 recorded for 2007.
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
There were no assets classified as doubtful or loss at December 31, 2008 or December 31, 2007.
The loan portfolio is reviewed on a regular basis to determine whether any loans require risk classification or reclassification. Not all classified assets constitute non-performing assets.

Loan Delinquencies
The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
At December 31, 2008
Residential(1)	9	$1,237	8	$1,357	17	$2,594
Commercial	2	652	2	1,202	4	1,854
Construction	–	–	4	3,021	4	3,021
Commercial business loans	3	923	2	372	5	1,295
Installment, collateral and other loans	3	47	8	339	11	386

Total	17	$2,859	24	$6,291	41	$9,150

At December 31, 2007
Residential(1)	4	$389	6	$407	10	$796
Commercial	2	79	1	74	3	153
Construction	1	515	–	–	1	515
Commercial business loans	2	164	2	692	4	856
Installment, collateral and other loans	2	4	–	–	2	4

Total	11	$1,151	9	$1,173	20	$2,324

At December 31, 2006
Residential(1)	2	$110	4	$422	6	$532
Commercial	2	394	2	311	4	705
Construction	–	–	–	–	–	–
Commercial business loans	–	–	3	114	3	114
Installment, collateral and other loans	1	1	5	8	6	9

Total	5	$505	14	$855	19	$1,360

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

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

	At December 31,
	2008	2007	2006	2005		2004
	(Dollars in Thousands)
Nonaccrual loans:
Residential(1)	$2,607	$407	$422	$821		$423
Commercial	2,726	74	311	667		598
Construction	4,385	—	—	—		—
Commercial business loans	334	692	114	172		326
Installment, collateral and other loans	11	5	8	6		6

Total nonaccrual loans(2)	10,063	1,178	855	1,666		1,353
Accruing loans past due 90 days or more	—	—	—	4,897	(3)	—
Other accruing loans	—	—	78	—		—
Troubled debt restructurings	372	391	560	614		1,045

Total non-performing loans	10,435	1,569	1,493	7,177		2,398
Real estate owned	—	—	—	—		150
Other non-performing assets	—	—	–	—		—

Total non-performing assets	$10,435	$1,569	$1,493	$7,177		$2,548

Total non-performing loans to total loans	0.80%	0.14%	0.14%	0.83	%(4)	0.34%
Total non-performing loans to total assets	0.68%	0.12%	0.12%	0.68	%(5)	0.27%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on nonaccrual loans totaled $237,000 and $53,000 for the years ended December 31, 2008 and 2007, respectively.

(3)	Balance represents a loan that was fully guaranteed by the United States Agriculture Department and was repaid in full in January 2006.

(4)	The ratio is 0.26% when excluding the $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005 which was repaid in full in January, 2006.

(5)	The ratio is 0.22% when excluding the $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005 which was repaid in full in January, 2006.
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
Unallocated Allowance: The Unallocated allowance represents the results of an analysis that measures the probable losses inherent in each portfolio. If the allowance for loan losses is too low, the Company may incur higher provisions for loan losses in the future resulting in lower net income. If an estimate of the allowance for loan losses is too high, we may experience lower provisions for loan losses resulting in higher net income. The unallocated allowance decreased to $212,000 as of December 31, 2008 from $838,000 as of December 31, 2007. This decrease is due to the impact of current economic conditions partially offset by continued growth of the portfolio.
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
Each quarter, management, in conjunction with the Board Lending Committee, evaluates the total balance of the allowance for loan losses based on several factors some of which are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, loans are grouped by type within each risk weighting classification status. All loans 90 days or more delinquent and classified as Trouble Debt Restructuring are evaluated individually, based primarily on the value of the collateral securing the loan and the ability of the borrower to repay as agreed under the specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by loan type, delinquency status or loan risk rating grade and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant including the current economic environment. The allowance is allocated to each category of loan based on the results of the above analysis.
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

Schedule of Allowance for Loan Losses
The following table sets forth activity in the allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Balance at beginning of year	$10,620	$9,827	$8,675	$6,371	$4,971
Provision for loan losses	2,393	749	1,681	2,700	2,372
Charge-offs:
Real estate(1)	(257)	(21)	(45)	–	–
Commercial business loans	(314)	(76)	(498)	(591)	(1,092)
Installment and collateral loans	(50)	(76)	(78)	(55)	(20)

Total charge-offs	(621)	(173)	(621)	(646)	(1,112)

Recoveries:
Real estate(1)	9	5	5	31	75
Commercial business loans	122	191	70	209	55
Installment and collateral loans	30	21	17	10	10

Total recoveries	161	217	92	250	140

Net (charge-offs) recoveries	(460)	44	(529)	(396)	(972)

Allowance at end of year	$12,553	$10,620	$9,827	$8,675	$6,371

Ratios:
Allowance for loan losses to non-performing loans at end of year	120.30%	676.86%	658.20%	120.87%	265.68%
Allowance for loan losses to total loans outstanding at end of year	0.96%	0.94%	0.94%	1.00%	0.91%
Net charge-offs to average loans outstanding	0.04%	0.00%	0.05%	0.05%	0.16%

(1)	Real estate loans include one-to-four family residential mortgage loans, home equity loans, home equity lines of credit, commercial real estate and construction loans.
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

	At December 31,
	2008			2007			2006
		% of	% of Loans		% of	% of Loans		% of	% of Loans
	Allowance	Allowance	in Category	Allowance	Allowance	in Category	Allowance	Allowance	in Category
	for Loan	for Loan	to Total	for Loan	for Loan	to Total	for Loan	for Loan	to Total
	Losses	Losses	Loans	Losses	Losses	Loans	Losses	Losses	Loans
	(Dollars in Thousands)
Real Estate:
Residential(1)	$3,952	31.48%	57.26%	$2,673	25.17%	59.18%	$1,051	10.70%	61.46%
Commercial	3,978	31.69	26.97	3,387	31.89	25.28	4,241	43.16	22.33
Construction	1,925	15.33	6.84	1,285	12.10	6.27	959	9.76	6.14
Commercial business loans	2,180	17.37	8.19	2,102	19.79	8.25	1,959	19.93	9.34
Installment, collateral and other	306	2.44	0.74	335	3.16	1.02	55	0.56	0.73
Unallocated allowance	212	1.69	–	838	7.89	–	1,562	15.89	–

Total allowance for loan losses	$12,553	100.00%	100.00%	$10,620	100.00%	100.00%	$9,827	100.00%	100.00%

	At December 31,
	2005			2004
		% of	% of Loans		% of	% of Loans
	Allowance	Allowance	in Category	Allowance	Allowance	in Category
	for Loan	for Loan	to Total	for Loan	for Loan	to Total
	Losses	Losses	Loans	Losses	Losses	Loans
	(Dollars in Thousands)
Real Estate:
Residential(1)	$1,035	11.93%	64.31%	$914	14.35%	64.21%
Commercial	3,459	39.88	17.19	2,667	41.85	19.49
Construction	707	8.15	5.44	331	5.20	3.15
Commercial business loans	1,541	17.76	12.59	1,469	23.06	12.66
Installment, collateral and other	27	0.31	0.47	21	0.33	0.49
Unallocated allowance	1,906	21.97	–	969	15.21	–

Total allowance for loan losses	$8,675	100.00%	100.00%	$6,371	100.00%	100.00%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.
Investment Activities
The Company’s Chief Financial Officer is responsible for implementing its Investment Policy. The Investment Policy is reviewed annually by management and any changes to the policy are recommended to and are subject to the approval of the Asset Liability Committee, and subsequently the Board of Directors. Authority to make investments under the approved Investment Policy guidelines is delegated by the Board to the Investment Committee, comprised of the President and Chief Executive Officer, the Chief Operating Officer, the Executive Vice President, the Chief Financial Officer, the Treasury Officer and the Vice President of Information Technology. While general investment strategies are developed and authorized by the Investment Committee, the execution of specific actions rests with the President, Chief Operating Officer and Chief Financial Officer who may act jointly or severally. In addition, two other officers under the supervision of the Chief Financial Officer have execution authority that is limited to cash management transactions. The Chief Financial Officer is responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment.
In addition, the Company utilizes the services of an independent investment advisor to assist in managing the investment portfolio. The investment advisor is responsible for maintaining current information regarding securities dealers with whom the Company is conducting business. A list of appropriate dealers is provided at least annually to the Board of Directors for approval and authorization, and new securities dealers are approved prior to the execution of trades. The investment advisor, through its assigned portfolio manager, must contact the Investment Committee to review all investment recommendations and transactions and receive approval from the Committee prior to execution of any transaction.
The Company’s Investment Policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine its credit quality and fit within our overall asset/liability management objectives, its effect on our risk-based capital and the overall prospects for yield and/or appreciation.
Investment Securities Portfolio: The following table sets forth the carrying values of our available for sale securities portfolio at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government and agency obligations	$2,031	$2,048	$2,016	$2,025	$1,989	$1,987
U.S. Government sponsored enterprises	–	–	12,000	12,011	58,991	58,584
Mortgage-backed securities	117,517	120,395	96,494	97,096	45,953	45,362
Corporate debt securities	4,831	4,887	4,068	3,863	7,891	7,906
Other debt securities	725	739	978	995	981	1,000
Marketable equity securities	10,437	12,940	15,744	20,141	12,273	17,387
Other equity securities	241	241	241	241	241	241

Total available for sale	$135,782	$141,250	$131,541	$136,372	$128,319	$132,467

During the year ended December 31, 2008, the Company recorded an other than temporary impairment charge of $11.6 million related to the preferred stock of Freddie Mac and Fannie Mae as a result of actions taken in the third quarter of 2008 to place those agencies into conservatorship. The Company’s remaining investment in these securities was $283,000 with no unrealized gain or loss at December 31, 2008. During the year ended December 31, 2008, the Company recorded an other than temporary impairment charge of $1.1 million related to one AAA rated pooled trust preferred security. The charge for the impairment was based on a Level 3 price for the pooled trust preferred security as of the date of the impairment. The Company’s remaining investment in this pooled trust preferred security was $1.8 million. During the year ended December 31, 2008, we recorded an other than temporary impairment charge of $587,000 related to one mutual fund. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this mutual fund was $1.7 million with no unrealized gain or loss at December 31, 2008. During the year ended December 31, 2008, we recorded an other than temporary impairment charge of $493,000 related to one AAA rated corporate debt security. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this corporate debt security was $2.4 million with no unrealized gain or loss at December 31, 2008. During the year ended December 31, 2008, we recorded an other than temporary impairment charge of $1.1 million related to eleven common stock securities. The charge for the impairment was computed using the closing prices of the securities as of the date of the impairment. The Company’s remaining investment in these eleven common stock securities was $1.7 million with no unrealized gain of loss at December 31, 2008. The Company will continue to review its entire portfolio for other than temporarily impaired securities with additional attention being given to high risk securities such as the preferred stock of Freddie Mac and Fannie Mae and the one pooled trust preferred security that the Company owns.
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
Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, most securities purchased were classified available for sale at December 31, 2008.
U.S. Government and Agency Obligations and U.S. Government Sponsored Enterprises: At December 31, 2008, the Company’s U.S. Government and Agency securities portfolio totaled $2.0 million, all of which were classified as available for sale. The Company did not have any U.S. government sponsored enterprises. There were no structured notes or derivatives in the portfolio.

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
Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Company and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees, mortgage servicing and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize the Company’s borrowing obligations.
At December 31, 2008, mortgage-backed securities totaled $144.5 million, or 9.4% of assets and 9.9% of interest-earning assets, $120.4 million of which were classified as available for sale and $24.1 million of which were classified as held to maturity. At December 31, 2008, 10% of the mortgage-backed securities were backed by adjustable rate loans and 90% were backed by fixed rate mortgage loans. The available for sale mortgage-backed securities portfolio had a book yield of 5.23% at December 31, 2008 and the held to maturity mortgage-backed securities portfolio had a book yield of 5.30% at December 31, 2008. The estimated fair value of our mortgage-backed securities at December 31, 2008 was $145.5 million, which is $3.8 million more than the amortized cost of $141.7 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.
The Company’s investment portfolio contained no mortgage-backed securities that are subject to the risk of “sub-prime” lending as of December 31, 2008. Though the Company does not have a direct exposure to sub-prime related assets, the value and related income of the Company’s mortgage-backed securities are sensitive to changes in economic conditions, including delinquencies and/or defaults on the underlying mortgages. Though the Company has not been adversely impacted by recent events affecting the mortgage industry, continuing shifts in the market’s perception of credit quality on securities backed by residential mortgage loans may result in increased volatility of market price and periods of illiquidity that can negatively impact the valuation of certain securities held by the Company.
Corporate Bonds: At December 31, 2008, the Company’s corporate bond portfolio totaled $4.9 million, all of which was classified as available for sale. The corporate bond portfolio had a book yield of 4.17% at December 31, 2008. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our Investment Policy requires that corporate debt obligation purchases be rated “A” or better by a nationally recognized rating agency. A security that is subsequently downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment.
Marketable Equity Securities: We currently maintain a diversified equity securities portfolio. At December 31, 2008, our marketable equity securities portfolio totaled $12.9 million, or 0.8% of total assets, all of which were classified as available for sale. The portfolio consisted of $9.7 million of diversified common stock, $0.3 million of preferred stock issued by U.S. Government agencies and government sponsored entities and $2.9 million of mutual funds. At December 31, 2008, our investments in marketable equity securities consisted of investments of $9.7 million in corporate issuers, and the maximum investment in any single issuer was $2.9 million. The industries represented by our common stock investments are diverse and include banking, insurance and financial services, integrated utilities and various industrial sectors. Our investments in preferred stock consisted of investments in two government agencies, and the maximum investment in any single issuer was $205,000. The total equity portfolio will not exceed 100% of the Tier I capital of the Bank.
Investments in equity securities involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect our net capital position.
Other Debt Securities: These securities consist primarily of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds. Our Investment Policy requires that such state agency or municipal obligation purchases be rated “A” or better by a nationally recognized rating agency. A security that is subsequently downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment. At December 31, 2008, the Company’s state agency and municipal obligations portfolio totaled $739,000.
Portfolio Maturities and Yields: The composition and maturities of the investment securities portfolio at December 31, 2008 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2008, mortgage-backed securities with adjustable rates totaled $15.1 million.

					More than Five
			More than One Year		Years through
	One Year or Less		through Five Years		Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)
December 31, 2008
Available for Sale
Debt Securities:
U.S. Government and agency obligations	$2,048	1.40%	$–	–%	$–	–%	$–	–%	$2,048	1.40%
Mortgage-backed securities	129	5.36	2,888	4.02	2,095	4.87	115,283	5.27	120,395	5.23
Corporate debt securities	500	6.22	2,544	3.16	–	–	1,843	5.04	4,887	4.17
Other debt securities	–	–	–	–	504	4.31	235	4.86	739	4.49

Total debt securities	$2,677	2.49%	$5,432	3.62%	$2,599	4.76%	$117,361	5.26%	$128,069	5.12%

Marketable equity securities									12,940
Other equity securities									241

Total securities available for sale									$41,250

Sources of Funds:
General: Deposits have traditionally been the Company’s primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) may be used in the short-term to compensate for reductions in deposits and to fund loan growth. The Company may provide additional collateral to the FHLBB in order to increase its borrowing limit in the future. Additionally, the Company has a $100 million and a $153 million unsecured line of credit to obtain brokered deposits from correspondent banks, one of which is the Certificate of Deposit Account Registry Service (“CDARS”) program.

Deposits: A majority of our depositors are persons who work or reside in Hartford, New London and Tolland Counties and, to a lesser extent, other northeastern Connecticut communities. We offer a selection of deposit instruments, including checking, savings, money market savings accounts, negotiable order of withdrawal (“NOW”) accounts and fixed-rate time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. The Company had $1.7 million brokered deposits at December 31, 2008.
Interest rates paid maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market rates, liquidity requirements, rates paid by competitors and growth goals. To attract and retain deposits, we rely upon personalized customer service, long-standing relationships and competitive interest rates.
The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. Expansion of the branch network and the commercial banking division, as well as deposit promotions and disintermediation from investment firms due to increasing uncertainty in the financial markets, has provided the Company with opportunities to attract new deposit relationships.
It is unclear whether the recent growth in deposits will reflect our historical, stable experience with deposit customers. The ability to attract and maintain money market accounts and time deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2008, $529.6 million, or 50.8%, of our deposit accounts were time deposits, of which $401.2 million had maturities of one year or less.
Deposits: The following table displays a summary of the Company’s deposits as of the dates indicated:

	At December 31,
	2008			2007			2006
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)
Deposit type:
Demand deposits	$116,113	11.1%	0.00%	$99,378	10.5%	0.00%	$93,068	10.5%	0.00%
NOW accounts	86,943	8.4	0.43	85,854	9.0	0.51	86,670	9.8	0.45
Regular savings	121,527	11.7	0.60	121,800	12.8	0.60	128,604	14.6	0.60
Money market and investment savings	188,110	18.0	1.78	120,971	12.7	3.15	96,442	10.9	2.23
Club accounts	227	0.0	2.04	216	0.0	2.04	211	0.0	2.04

Total core accounts	512,920	49.2	0.87	428,219	45.0	1.16	404,995	45.8	0.82

Time deposits	529,588	50.8	3.57	522,819	55.0	4.49	479,516	54.2	4.51

Total deposits	$1,042,508	100.0%	2.24%	$951,038	100.0%	2.99%	$884,511	100.0%	2.82%

As of December 31, 2008, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $172.0 million. The following table sets forth the maturity of those time deposits as of December 31, 2008.

(In Thousands)
Three months or less	$29,970
Over three months through six months	28,325
Over six months through one year	75,604
Over one year to three years	34,848
Over three years	3,255

Total	$172,002

The following table sets forth the time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2008	2007	2006
	(In Thousands)
Interest Rate:
0.00% - 1.00%	$1,987	$1,178	$1,178
1.01% - 2.00%	632	1,002	4,440
2.01% - 3.00%	132,356	60,161	50,526
3.01% - 4.00%	296,257	42,480	44,589
4.01% - 5.00%	87,475	327,519	214,049
5.01% - 6.00%	10,881	90,479	161,675
6.01% - 7.00%	—	—	3,059

Total	$529,588	$522,819	$479,516

The following table sets forth the amounts and maturities of time deposits at December 31, 2008:

			Over Two	Over				Percentage of
		Over One	Years to	Three	Over Four			Total Time
	One Year	Year to Two	Three	Years to	Years to			Deposit
	and Under	Years	Years	Four Years	Five Years	Thereafter	Total	Accounts
	(Dollars in Thousands)
Interest Rate:
0.00% - 1.00%	$1,987	$–	$–	$–	$–	$–	$1,987	0.38%
1.01% - 2.00%	430	178	24	–	–	–	632	0.12
2.01% - 3.00%	127,434	4,861	37	–	2	22	132,356	24.99
3.01% - 4.00%	219,240	60,942	4,780	3,560	7,733	2	296,257	55.94
4.01% - 5.00%	46,136	16,187	9,040	9,889	4,274	1,949	87,475	16.52
5.01% - 6.00%	5,997	1,965	1,497	1,162	237	23	10,881	2.05

Total	$401,224	$84,133	$15,378	$14,611	$12,246	$1,996	$529,588	100.00%

The following table sets forth the interest-bearing deposit activities for the years indicated:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Beginning balance	$851,660	$791,443	$675,541

Net increase in deposits before interest credited	49,666	33,136	95,994
Interest credited	25,069	27,081	19,908

Net increase in deposits	74,735	60,217	115,902

Ending balance	$926,395	$851,660	$791,443

Borrowed Funds
The Company’s borrowings consist solely of advances from and a line of credit with the FHLBB. At December 31, 2008, we had an available line of credit with the FHLBB in the amount of $10.0 million and access to additional Federal Home Loan Bank advances of up to $76.1 million. The Company may provide additional collateral to the FHLBB in order to increase its borrowing limit in the future. Additionally, the Company has a $100 million and a $153 million unsecured line of credit to obtain brokered deposits from correspondent banks, one of which is the CDARS program. Internal policies limit borrowings to 30% of total assets, or $459.9 million at December 31, 2008.
The following table sets forth information concerning balances and interest rates on our FHLBB advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
FHLBB Advances:
Maximum amount of advances outstanding at any month end during the year	$350,897	$206,785	$195,637
Average advances outstanding during the year	271,545	183,219	168,942
Balance outstanding at end of year	322,882	201,741	178,110
Weighted average interest rate during the year	3.64%	4.64%	4.58%
Weighted average interest rate at the end of year	3.30%	4.28%	4.59%

Subsidiary Activities
Rockville Bank is currently the only subsidiary of the Company and is incorporated in Connecticut. Rockville Bank currently has the following subsidiaries all of which are incorporated in Connecticut: SBR Mortgage Company, SBR Investment Corp. and Rockville Financial Services, Inc.
SBR Mortgage Company: Established in December 1998, SBR Mortgage Company operates as Rockville Bank’s “passive investment company” (“PIC”). A 1998 Connecticut statute allows for the creation of PICs. A properly created and maintained PIC allows Rockville Bank to contribute its real estate loans to the PIC, where they are serviced. The Company does not recognize income generated by the PIC for the purpose of Connecticut business corporations tax, nor does Rockville Bank recognize income for these purposes on the dividends it receives from the PIC. Since its establishment, our PIC has allowed us, like many other banks with Connecticut operations, to experience substantial savings on the Connecticut business corporations tax that otherwise would have applied.
SBR Investment Corp.: Established in January 1995, SBR Investment Corp. was established to maintain an ownership interest in Infinex Investments, Inc. (“Infinex”) a third-party, non-affiliated registered broker-dealer. Infinex provides broker-dealer services for a number of banks, to their customers, including the Bank’s customers through Rockville Financial Services, Inc.
Rockville Financial Services, Inc.: Established in May 2002, Rockville Financial Services, Inc. currently offers brokerage and investment advisory services through a contract with Infinex. In addition, Rockville Financial Services, Inc. offers customers a range of non-deposit investment products including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities at all Rockville Bank locations. Rockville Financial Services, Inc. receives a portion of the commissions generated by Infinex from sales to customers. For the year ended December 31, 2008, Rockville Financial Services, Inc. received fees of $566,000 through its relationship with Infinex.
Charitable Foundations:
Rockville Bank Foundation, Inc. (the “New Foundation”) (formerly known as Rockville Bank Community Foundation, Inc.): Rockville Bank Foundation, Inc., a private charitable foundation, was established in May 2005 in connection with the Company’s minority stock issuance. This foundation, which is not a subsidiary of the Company, provides grants to individuals and not-for-profit organizations within the communities that Rockville Bank serves. In 2005 the Company contributed $3.9 million in stock to the new Foundation in connection with the minority stock issuance. No contributions were made to the new Foundation during 2008. Effective October 3, 2007, Rockville Bank Foundation, Inc., the Old Foundation (see below), with assets of approximately $1.2 million merged into the New Foundation. At December 31, 2008, the New Foundation had assets of approximately $5.6 million, which included Rockville Financial, Inc. stock with a value of $4.7 million at year-end. The new Foundation’s Board of Directors consists of two officers of Rockville Bank, the Chairman of the Board, the Vice Chairman of the Board, and one corporator of Rockville Financial MHC, Inc.
Rockville Bank Foundation, Inc. (the “Old Foundation”): Effective October 3, 2007, Rockville Bank Foundation, Inc. merged into Rockville Bank Community Foundation, Inc. Rockville Bank Foundation, Inc., a private charitable foundation, was established in May 1998. This foundation, which was not a subsidiary of the Company, provided grants to individuals and not-for-profit organizations within the communities that Rockville Bank served. No contributions were made to the old Foundation during the year of the merger. At the time of the merger, the old Foundation had assets of approximately $1.2 million. The old Foundation’s Board of Directors consisted of two officers of Rockville Bank, the Chairman of the Board, the Vice Chairman of the Board, and one corporator of Rockville Financial MHC, Inc. These individuals also serve as the Board of Directors of Rockville Bank Community Foundation, Inc., which was established in connection with the offering.

Bank Owned Life Insurance
The Company owned $9.7 million Bank Owned Life Insurance (“BOLI”) at December 31, 2008. These policies were purchased in 2003 and 2004 for the purpose of protecting Rockville Bank against the cost/loss due to the death of key employees and to offset Rockville Bank’s future obligations to its employees under various retirement and benefit plans.
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
Bad Debt Reserves: Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Rockville Financial, Inc.’s subsidiary, Rockville Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Rockville Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2008, the subsidiary had no reserves subject to recapture in excess of its base year.
Taxable Distributions and Recapture: Prior to the 1996 Act, bad debt reserves created before January 1, 1988 were subject to recapture into taxable income if Rockville Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2008, our total federal pre-1988 base year reserve was approximately $1.2 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Rockville Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.
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
Net Operating Loss Carryovers: A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2008, Rockville Financial, Inc. had no net operating loss carryforwards for federal income tax purposes.
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

State Taxation
Connecticut State Taxation: Rockville Financial MHC, Inc., Rockville Financial, Inc. and its subsidiaries are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal year ending December 31, 2008) to arrive at Connecticut income tax.
In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Rockville Bank established a passive investment company, SBR Mortgage Company, in December 1998 and eliminated the state income tax expense of Rockville Bank effective December 31, 1998 through December 31, 2008. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could enact legislation to eliminate the passive investment company exemption. If such legislation were enacted, Rockville Financial, Inc. would be subject to state income taxes in Connecticut.
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
Federal Regulations
Capital Requirements: Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Rockville Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier I capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is 4%. Tier I capital is the sum of common stockholders’ equity, non-

cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.
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
State non-member banks such as Rockville Bank, must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least one-half must be Tier I capital. Total capital consists of Tier I capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier I capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.
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
Investment Activities: Since the enactment of the FDICIA, all state-chartered FDIC insured banks, including savings banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDICIA and the FDIC permit exceptions to these limitations. The FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the DIF. The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. For example, state chartered banks, such as Rockville Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Select

Stock Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Rockville Bank received grandfathered authority from the FDIC to invest in listed stock and/or registered shares. The maximum permissible investment is 100% of Tier I Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Connecticut law, whichever is less. Such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to Rockville Bank or if it converts its charter or undergoes a change in control. As of December 31, 2008, Rockville Bank had $9.7 million of securities which were held under such authority. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) specifies that a non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2008, Rockville Bank was a “well capitalized” institution.
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
In October 2008, the FDIC approved the increased insurance limit of $250,000 per regular account effective through 2009, after which the standard coverage limit will return to $100,000 for all deposit categories except IRAs and certain retirement accounts which will continue to be insured up to $250,000. Unlimited deposit insurance coverage is available through December 31, 2009, for non-interest bearing transaction accounts at Rockville Bank, as the Bank is participating in FDIC’s Temporary Liquidity Guarantee Program. Additionally, the FDIC approved a plan for rebuilding the DIF after several bank failures in 2008. The FDIC plan aims to rebuild the DIF within five years; the first assessment increase is a uniform seven basis points effective January 2009. On February 27, 2009, the FDIC issued a proposal to impose a 20 basis point one-time premium on all FDIC-insured banks based on deposits as of June 30, 2009. This proposal is currently out for comment. The FDIC will issue a final rule in early 2009, to take effect April 1, 2009, to change the way the FDIC’s assessment system differentiates for risk. For the years ended December 31, 2008, 2007 and 2006, the total FDIC assessments were $654,000, $229,000 and $103,000, respectively. The FDIC has exercised its authority to raise assessment rates for 2009, and may raise insurance premiums in the future. If such action is taken by the FDIC it could have an adverse effect on the earnings of the Company.
In November 2006, the FDIC Board of Directors approved a final rule to implement a One-Time Assessment Credit, as required by the Federal Deposit Insurance Act of 2005 (“Reform Act”). The FDIC will apply an eligible institution’s One-Time Assessment Credit against the institution’s future assessments to the maximum extent allowed by the statute. Credits available to an institution to be used to offset the institution’s insurance assessment were effective with the June 2007 invoice. For assessments that were due in 2008 and that become due for periods in the fiscal years 2009 and 2010, the Federal Deposit Insurance Act provides that credits may not be applied to more than 90 percent of an institution’s assessment. Also as a result of the Reform Act, the FDIC is in the process of revising its risk based assessment system.
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
Federal Home Loan Bank System
The Company is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the Federal Home Loan Bank of Boston. The Company was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2008 of $17.0 million and $11.2 million at December 31, 2007. At December 31, 2008, Rockville Bank had $322.9 million in Federal Home Loan Bank advances compared to $201.7 million at December 31, 2007.
The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late l980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. For the years ended December 31, 2008, 2007 and 2006, cash dividends from the

Federal Home Loan Bank to the Company amounted to approximately $473,000, $658,000 and $521,000; respectively. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by the Company.
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
Miscellaneous Regulation
Sarbanes-Oxley Act of 2002: The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client requires pre-approval by the company’s audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes-Oxley Act, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors, or the Board itself. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.
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
Community Reinvestment Act: Under the Community Reinvestment Act (“CRA”), as amended as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Rockville Bank’s latest FDIC CRA rating was “outstanding.”
Connecticut has its own statutory counterpart to the CRA which is also applicable to Rockville Bank. The Connecticut version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Connecticut law requires the Commissioner to consider, but not be limited to, a bank’s record of performance under Connecticut law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Rockville Bank’s most recent rating under Connecticut law was “outstanding.”
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
The impact on the Company and the Bank of recently enacted legislation, in particular the Emergency Economic Stabilization Act (“EESA”) of 2008 and its implementing regulations cannot be predicted at this time.
On October 3, 2008, President Bush signed into law the EESA, which includes the Troubled Asset Relief Program (“TARP”). The legislation was in response to the financial crises affecting the banking system and financial markets. EESA is expected to have a profound effect on the financial services industry. The effect of programs developed under EESA, including the TARP and Capital Purchase Program (“CPP”), could dramatically change the competitive environment of the Company.
TARP gave the Treasury authority to deploy up to $700.0 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, Treasury announced plans to direct $250.0 billion of this authority into preferred stock investments in banks (the CPP), the first $125.0 billion of which has been allocated to nine major financial institutions. By the end of December 2008, an additional $100.0 billion was allocated to American International Group, the Federal Reserve Bank of New York, Citigroup and U.S. automakers, General Motors and Chrysler. In January 2009, the remaining $350.0 billion was also released by Congress.
The Company is not participating in the CPP, however, the actual impact that EESA and the implementation of its programs, or any other governmental program will have on the financial markets and the Company cannot reliably be determined at this time.
Unprecedented disruption and significantly increased risk in the financial markets. The banking industry experienced unprecedented turmoil in 2008 as some of the world’s major financial institutions collapsed, were seized or were forced into mergers as the credit markets tightened and the economy headed into a recession and has eroded confidence in the world’s financial system. As we have seen in the past year, there have been unintended consequences (i.e. investors are hesitant to invest in the financial sector for fear of losing their investment) from the measures taken by the Government in an effort to stabilize the economy. There can be no assurance that the Company will not be impacted by the current crisis in a way we cannot currently predict or mitigate, but we will continue to navigate this landscape for the long-term benefit of our shareholders.
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
Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay their outstanding loans. In the past, we have focused on providing adjustable-rate mortgages (“ARM’s”) to decrease the risk related to changes in the interest rate environment; however, these types of loans also involve other risks. As interest rates rise, the customers’ payments on an ARM also increase to the extent permitted by the loan terms thereby increasing the potential for default. Also, when interest rates decline substantially, borrowers tend to refinance into fixed-rate loans. In addition, recent declines in real estate values and the slowdown in the housing market may make it more difficult for borrowers experiencing financing difficulty to sell their homes or refinance their debt due to their declining collateral values.
Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. At December 31, 2008, loans secured by real estate represented 91% of our total loans, largely secured by properties located in Hartford, New London, and Tolland Counties. A portion of the Company’s commercial real estate loans are originated under a regional real estate program limited to the Northeast. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.
As of December 31, 2008, approximately 42% of our loan portfolio consisted of commercial and industrial, commercial construction and land development, commercial business loans, and commercial real estate loans. These types of loans involve increased risks because the borrower’s ability to repay the loan typically depends primarily on the successful operation of the business or the property securing the loan. Additionally, these loans are primarily made to small- or middle-market business customers who may have vulnerability to economic conditions and who may not have experienced a complete business or economic cycle. These types of loans are also typically larger than single-family residential mortgage loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, commercial construction and land development, commercial business loans, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans would result in a reduction in interest income recognized on loans. An increase in non-performing loans also could require us to increase the provision for losses on loans and increase loan charge-offs, both of which would reduce our net income.
Due to the growth experienced in our commercial real estate and commercial business loans over the past few years during a declining rate environment, our unseasoned adjustable rate loans have not been subject to an increasing rate environment. A significant portion of our loan portfolio is unseasoned and may not perform as expected, if interest rates increase, it may result in higher future charges for loan losses. Although we believe that our loan growth has been achieved without compromising loan underwriting standards, commercial business and commercial real estate loans are inherently riskier than residential mortgage loans, historically our primary loan product.

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
If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Recent declines in real estate values may impact the collateral values that secure our real estate loans. The impact of these declines on the original appraised values of secured collateral is difficult to estimate and may not be reflective of the current market values. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance which would decrease our net income. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans.
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
Rockville Bank opened new branch offices in Tolland and Coventry in 2004, in Glastonbury in 2005, in South Glastonbury in 2006, in Enfield and East Windsor in 2007 and in Colchester in 2008. Rockville Bank intends to continue to expand through de novo branching, including the new branch that opened in Manchester in January 2009. Losses are expected from these new branches for some time as the expenses associated with them are largely fixed and are typically greater than the income earned as the branches build up their customer bases. No assurance can be given as to when, if ever, new branches will become profitable.
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
Stockholders approved establishment of the Rockville Financial, Inc. 2006 Stock Incentive Plan (the “Stock Incentive Plan”) at the Company’s 2006 Annual Meeting on August 22, 2006. The Stock Incentive Plan allows for the granting of up to 1,224,405 shares, or 13.8%, of the number of shares of common stock held by persons other than Rockville Financial MHC, Inc. to (i) fund the Stock Incentive Plan’s recognition and retention plan and (ii) satisfy the exercise of options under its stock option plan. In the event that a portion of these shares used to fund awards under the Stock Incentive Plan is obtained from authorized but un-issued shares or from purchases of shares in the open market, such awards will decrease our net income per share and stockholders’ equity per share. The Company made awards in 2008, 2007 and 2006 of a portion of the shares allowed under the Stock Incentive Plan, the expenses of which are reflected in the Company’s 2008, 2007 and 2006 operating results. Additional awards under the Stock Incentive Plan will be funded either through open market purchases, if permitted, or from the sale of treasury stock. Such additional awards will reduce our income in the future.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At December 31, 2008 the Company’s banking subsidiary, Rockville Bank, operated through 21 banking offices and our automated teller machines (“ATM”), including thirteen stand-alone ATM facilities. One additional banking office opened in January 2009. The Company sub-leases part of two of its locations to third parties.

		Year	Date of
	Owned Or	Acquired	Lease
Location	Leased	Or Leased	Expiration
Main Office:

25 Park Street
Rockville, CT	Own	1895	N/A

Branches:

99 Linwood Avenue
Colchester, CT	Lease	2007	2028(8)

1671 Boston Turnpike
Coventry, CT	Lease	2005	2010(2)

265 Ellington Road(1) (6)
East Hartford, CT	Lease	2001	2009

67 Prospect Hill Road(1)
East Windsor, CT	Lease	2001	2009

39 Prospect Hill Road
East Windsor, CT	Lease	2007	2027(2)

12 Main Street
Ellington, CT	Lease	1987	2012(2)

65 Palomba Drive(1)
Enfield, CT	Lease	2001	2013(9)

231 Hazard Avenue
Enfield, CT	Own	1997	N/A

660 Enfield Street
Enfield, CT	Lease	2006	2016(2)

1009 Hebron Avenue
Glastonbury, CT	Lease	2005	2015(2)

341 Broad Street
Manchester, CT	Own	2001(3)	N/A

234 Tolland Turnpike(1)
Manchester, CT	Lease	1996	2011

20 Hyde Avenue
Rockville, CT	Own	1992	N/A

612 Main Street
Somers, CT	Lease	1970	2012(4)

902 Main Street
South Glastonbury, CT	Lease	2005	2010(2)

1645 Ellington Road
South Windsor, CT	Own	2001	N/A

869 Sullivan Avenue
South Windsor, CT	Lease	1985	2011(5)

275 Mountain Road
Suffield, CT	Own	2001	N/A

6 Field Stone Commons
Tolland, CT	Own	2004(3)	N/A

Route 83 at Pitkin Road
Vernon, CT	Lease	1978	2018

		Year	Date of
	Owned Or	Acquired	Lease
Location	Leased	Or Leased	Expiration
Branch opened in January 2009:

768 North Main Street(7)
Manchester, CT	Lease	2007	2028(2)

Stand-Alone ATM Facilities:

Big Y Supermarket
Ellington, CT	Lease	2006	2011(9)

Scitico Plaza
Enfield, CT	Lease	2000	2010(9)

Highland Park Market
Glastonbury, CT	Lease	2007	2010(11)

Center Street
Manchester, CT	Lease	2005	2010(2)

MCC Community College
Manchester, CT	Lease	2005	2009

Rockville General Hospital
Rockville, CT	Lease	2005	2009

Southfield Corners
Somers, CT	Lease	2004	2013(9)

Evergreen Walk (3 facilities)
South Windsor, CT	Lease	2004	2011(10)

Highland Park Market Evergreen Walk
South Windsor, CT	Lease	2004	2011(10)

Big Y Supermarket
Tolland, CT	Lease	2005	2010(9)

(1)	Supermarket banking facility.

(2)	Has two (2) remaining renewal options each for five (5) year terms.

(3)	Originally leased properties that were purchased in 2006.

(4)	Has five (5) remaining renewal options each for a one (1) year term.

(5)	Has three (3) remaining renewal options each for five (5) year terms.

(6)	Closed in January 2009.

(7)	Branch opened January 2009

(8)	Has four (4) remaining renewal options each for five (5) year terms.

(9)	Has one (1) remaining renewal option for a five (5) year term.

(10)	Has one (1) remaining renewal option for a three (3) year term.

(11)	Has two (2) remaining renewal options each for three (3) year terms.
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

Part II
Item 5. Market For The Registrant’s Common Equity and Related Stockholder Matters
The Company’s Common Stock has traded on the NASDAQ Global Select Stock Market under the symbol “RCKB” since the Company’s initial public offering closed on May 20, 2005 and the Common Stock began trading on May 23, 2005. The initial offering price was $10.00 per share. The following table sets forth the high and low prices (such prices reflect interdealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions) of the Common Stock for 2008 and 2007, as reported by NASDAQ Global Select Stock Market.

Common Stock (per share)
	Market Price
			Dividends
	High	Low	Declared
2008:
First Quarter	$13.98	$9.75	$0.05
Second Quarter	14.50	12.51	0.05
Third Quarter	17.00	12.00	0.05
Fourth Quarter	15.50	8.80	0.05

2007:
First Quarter	$18.20	$14.24	$0.04
Second Quarter	15.90	14.50	0.04
Third Quarter	15.45	12.87	0.04
Fourth Quarter	15.33	12.10	0.04
On March 6, 2009, the high and low prices of the Common Stock were $7.61 and $6.30, respectively. As of December 31, 2008, there were 19,568,284 shares of our common stock outstanding. The Company had 4,077 holders of record as of December 31, 2008, including Rockville Financial MHC, Inc., which held 10,689,250 shares, Rockville Bank Foundation, Inc. which held 334,200 shares and the Rockville Bank Employee Stock Ownership Plan, which held 699,659 shares. The above amount does not reflect the number of persons or entities who hold their stock in nominee or “street” name.
Repurchase of Equity Securities During 2008:
No shares were purchased by us during the three months ending December 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Securities Act. Effective January 2008, the Company adopted a plan to repurchase of up to 978,400 of our outstanding shares of common stock on the open market. At December 31, 2008, there were 694,718 shares available to be purchased under this program.

(1) Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes certain information about the equity compensation plans of the Company as of December 31, 2008:

Number Of Securities
	Number Of		Remaining Available For
	Securities To Be	Weighted-Average	Future Issuance Under
	Issued Upon	Exercise Price Of	Equity Compensation
	Exercise Of Options,	Outstanding	Plans (Excluding
	Warrants And	Options, Warrants	Securities Reflected In
	Rights	And Rights	Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	342,125	$14.74	532,450
Equity compensation plans not approved by security holders	—	—	—

Total	342,125	$14.74	532,450

Dividends:
The Company started paying dividends in 2006. The Company paid dividends of $0.20 per share to its stockholders in 2008. Declarations of dividends by the Board of Directors, if any, will depend upon a number of factors, including investment opportunities available to the Company, capital requirements, regulatory limitations, the Company’s financial condition and results of operations, tax considerations and general economic conditions. No assurances can be given, however, that dividends will continue to be paid.

Performance Graph:
The following graph compares the cumulative total return on the common stock for the period beginning May 23, 2005, the date on which Rockville Financial, Inc. common stock began trading, as reported by the NASDAQ Global Select Stock Market through December 31, 2008, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the Keefe, Bruyette & Woods, Inc. 50 Index (“KBW50”) for that period. The KBW50 is a market-capitalization-weighted bank-stock index used by investors to assess performance and by banking companies to compare their own total return performance against an industry peer group. The index is composed of the nation’s top banking companies and was introduced in 1993. It includes all money-center and most regional banks and is designed to be representative of the price performance of the nation’s banks.
This graph assumes the investment of $100 on May 23, 2005 in our common stock (at the initial public offering price of $10.00 per share), the S&P 500 Index and the KBW50 and assumes that dividends are reinvested.

S&P 500	5/23/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Price Index	1193.86	1248.29	1418.30	1468.36	903.25
Capital Appreciation		1.59%	6.17%	-3.82%	-22.56%
Unannualized Dividend Yield		0.49%	0.51%	0.50%	0.61%
Total Quarterly Return		2.08%	6.69%	-3.33%	-21.94%
	100.0	105.7	122.4	129.1	81.4

KBW50	5/23/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Price Index	649.85	664.01	768.90	569.06	297.06
Capital Appreciation		7.93%	6.35%	-18.79%	-37.89%
Unannualized Dividend Yield		0.83%	0.84%	1.12%	0.62%
Total Quarterly Return		8.76%	7.19%	-17.67%	-37.27%
	100.0	104.0	124.2	95.6	52.1

RCKB	5/23/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Price Index	10.48	13.05	17.85	12.20	13.97
Capital Appreciation		-2.17%	23.19%	-14.45%	-11.30%
Unannualized Dividend Yield		—	0.28%	0.28%	0.32%
Total Quarterly Return		-2.17%	23.46%	-14.17%	-10.98%
	100.0	124.5	171.2	118.3	137.5

*	Note for the S&P 500 Index and KBW 50 Index, the 6/30/2005 Unannualized Dividend Yield is adjusted to reflect that the stock holding period was not for the duration of the entire quarter. Unannualized Dividend Yield for the indices is adjusted to reflect the 5/23/2005-6/30/2005 holding period.

Item 6. Selected Financial Data
Selected financial data for each of the years in the five-year period ended December 31, 2008 are set forth below. The consolidated financial statements and notes thereto as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008 are included elsewhere in this Form 10-K.
On May 20, 2005 the Company completed its reorganization from a state-chartered mutual holding company to a state-chartered mid-tier mutual stock holding company. As such, the 2005 Selected Financial Data includes the effect of the reorganization and minority stock issuance.

	At December 31,
	2008	2007	2006	2005		2004
	(In Thousands)
Selected Financial Condition Data:

Total assets	$1,533,073	$1,327,012	$1,232,836	$1,056,169		$889,913
Available for sale securities	141,250	136,372	132,467	129,049		136,007
Held to maturity securities	24,138	—	—	—		—
Federal Home Loan Bank stock	17,007	11,168	9,836	8,498		7,412
Loans receivable, net	1,291,791	1,116,327	1,033,355	859,700		696,249
Cash and cash equivalents	14,901	23,998	22,381	23,611		22,100
Deposits	1,042,508	951,038	884,511	761,396		692,498
Mortgagors and investors escrow accounts	6,077	5,568	5,320	4,794		3,979
Advances from the Federal Home Loan Bank	322,882	201,741	178,110	130,867		118,015
Total stockholders’ equity	145,777	156,373	155,064	150,905	(1)	68,526
Allowance for loan losses	12,553	10,620	9,827	8,675		6,371
Non-performing loans(2)	10,435	1,569	1,493	7,177	(3)	2,398

(1)	The Company received proceeds of $83.6 million for the sale of 8,357,050 shares of its common stock, representing 43% of the outstanding common shares at $10.00 per share to eligible account holders and employee benefit plans of the Bank pursuant to subscription rights as set forth in the Plan. Reorganization costs of $2.3 million were incurred in conducting the offering and were recorded as a reduction of the proceeds from the shares sold in the reorganization.

(2)	Non-performing loans include loans for which the Bank does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest, renegotiated loans and loans that have gone through troubled debt restructurings.

(3)	Balance includes a $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005 which was repaid in full in January 2006.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands, Except Per Share Amounts)
Selected Operating Data:

Interest and dividend income	$77,545	$73,877	$63,952	$48,600	$38,814
Interest expense	34,946	35,577	27,649	16,514	13,070

Net interest income	42,599	38,300	36,303	32,086	25,744
Provision for loan losses	2,393	749	1,681	2,700	2,372

Net interest income after provision for loan losses	40,206	37,551	34,622	29,386	23,372

Noninterest (loss) income	(8,987)	5,194	4,625	4,076	3,183
Noninterest expense	33,762	30,301	29,025	24,616	21,596
Contribution to Rockville Bank foundations	—	—	—	3,887	—

(Loss) income before income taxes	(2,543)	12,444	10,222	4,959	4,959
(Benefit) provision for income taxes	(956)	4,116	3,368	1,533	1,510

Net (loss) income	$(1,587)	$8,328	$6,854	$3,426	$3,449

	For the	For the	For the
	Year	Year	Year	May 20,
	Ended	Ended	Ended	2005 to
	December	December	December	December
	31, 2008	31, 2007	31, 2006	31, 2005
Net (loss) income (1)	$(1,587)	$8,328	$6,854	$1,669

Earnings per share (1)
Basic	$(0.09)	$0.44	$0.36	$0.09

Diluted	$(0.09)	$0.44	$0.36	$0.09

Dividends per share	$0.20	$0.16	$0.08	$—

(1)	The earnings for the period prior to the mutual holding company reorganization which was completed on May 20, 2005, were excluded when calculating the earnings per share since shares of common stock were not issued until May 20, 2005; therefore, per share information for prior periods is not meaningful.

	At or For the Years Ended December 31,
	2008	2007	2006	2005		2004
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	(0.11)%	0.65%	0.59%	0.36%		0.43%
Return on average equity	(1.03)	5.32	4.42	2.88		5.14
Interest rate spread (1)	2.63	2.52	2.75	3.10		3.15
Net interest margin (2)	3.09	3.13	3.30	3.49		3.40
Noninterest expense to average assets	2.35	2.37	2.52	2.95		2.72
Efficiency ratio (3)	100.45	69.67	70.92	78.82		74.65
Efficiency ratio, excluding Foundation contributions	100.45	69.67	70.92	68.07		74.65
Average interest-earning assets to average interest-bearing liabilities	118.50	120.77	122.01	121.51		114.71
Dividend payout ratio	—	0.36	0.22	—		—

Capital Ratios:
Capital to total assets at end of year	9.51	11.78	12.58	14.29		7.70
Average capital to average assets	10.76	12.27	13.47	12.35		8.43
Total capital to risk-weighted assets	14.16	16.60	18.00	20.44		11.82
Tier I capital to risk-weighted assets	12.88	15.49	16.87	19.26		10.70
Tier I capital to total average assets	10.43	11.74	12.75	14.34		7.28

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.96	0.94	0.94	1.00		0.91
Allowance for loan losses as a percent of non-performing loans	120.30	676.86	658.20	120.87	(4)	265.68
Net charge-offs to average outstanding loans during the period	0.04	0.00	0.05	0.05		0.16
Non-performing loans as a percent of total loans	0.80	0.14	0.14	0.83		0.34
Non-performing loans as a percent of total assets	0.68	0.12	0.12	0.68		0.27

Other Data:
Number of full service offices	17	16	14	13		12
Number of limited service offices	4	4	4	4		4

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	The ratio at December 31, 2005 is 380.48 when excluding the $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005, which was repaid in full in January, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed on December 17, 2004. Rockville Financial MHC, Inc. holds fifty-five percent of the Company’s common stock, and the Company holds of all the common stock of Rockville Bank (“the Bank”). The Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and twenty branches located in Hartford, New London and Tolland Counties in Connecticut. The Bank’s deposits are insured under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.
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
Management believes the policy for evaluating securities for other than temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income. Our investment portfolio contained no mortgage-backed securities that are subject to the risk of “sub-prime” lending as of December 31, 2008. As of December 31, 2008, there was an aggregate $61,000 of unrealized losses related to $412,000 of securities in an unrealized loss position for 12 or more consecutive months. Management has determined that securities in an unrealized loss position were not other than temporarily impaired based on their evaluation of current market trends, the nature of the investments and industry analysis and their ability and intent to hold these securities until a forecasted recovery, which may be maturity in the case of debt securities. If management’s judgment regarding impairment of these securities changes in the future, it will reduce our net income accordingly.
During the year ended December 31, 2008, the Company recorded an other than temporary impairment charge of $14.8 million related to available for sale securities. During the year ended December 31, 2008, the Company recorded an other than temporary impairment charge of $11.6 million related to the preferred stock of Freddie Mac and Fannie Mae as a result of actions taken in the third quarter of 2008 to place those agencies into conservatorship. The Company’s remaining investment in these securities was $283,000 with no unrealized gain or loss at December 31, 2008. During the year ended December 31, 2008, the Company recorded an other than temporary impairment charge of $1.1 million related to one AAA rated pooled trust preferred security. The charge for the impairment was based on a Level 3 price for the pooled trust preferred security as of the date of the impairment. The Company’s remaining investment in this pooled trust preferred security was $1.8 million. During the year ended December 31, 2008, the Company recorded an other than temporary impairment charge of $587,000 related to one mutual fund. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this mutual fund was $1.7 million with no unrealized gain or loss at December 31, 2008. During the year ended December 31, 2008, the Company recorded an other than temporary impairment charge of $493,000 related to one AAA rated corporate debt security. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this corporate debt security was $2.4 million with no unrealized gain or loss at December 31, 2008. During the year ended December 31, 2008, the Company recorded an other than temporary impairment charge of $1.1 million related to eleven common stock securities. The charge for the impairment was computed using the closing prices of the securities as of the date of the impairment. The Company’s remaining investment in these eleven common stock securities was $1.7 million with no unrealized gain or loss at December 31, 2008. The Company will continue to review its entire portfolio for other than temporary impaired securities with additional attention being given to high risk securities such as the preferred stock of Freddie Mac and Fannie Mae and the one pooled trust preferred security that the Company owns.
Income Taxes: We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1998 through December 31, 2008; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of December 31, 2008, management believes it is more likely than not that the deferred tax assets will be realized through future earnings and future reversals of existing taxable temporary differences. As of December 31, 2008 and 2007, our net deferred tax asset was $11.5 million and $4.0 million, respectively, and there was no valuation allowance.
On January 1, 2007, the Company changed its accounting policy related to accounting for tax contingencies in connection with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, an interpretation of FASB Statement 109. See Note 14 — Income Taxes appearing in the Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K.
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
While management believes the assumptions used to estimate expenses related to pension and other post-retirement benefits are reasonable and appropriate, actual experience may significantly differ. The pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our Pension Plan assets of 8.25% and a discount rate of 6.30% for the year ended December 31, 2008. In developing our expected long-term rate of return assumption, we evaluated input from our actuary and investment consultant, including their review of asset class return expectations as well as long-term inflation assumptions, and their review of historical returns based on the current target asset allocations of 62% equity securities, 33% debt securities and 5% real estate. We regularly review our asset allocation and periodically rebalance our investments when considered appropriate. While all future forecasting contains some level of estimation error, we continue to believe that 8.25% falls within a range of reasonable long-term rate of return expectations for our pension plan assets.
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
Comparison of Operating Results for the Year Ended December 31, 2008 to the Year Ended December 31, 2007
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage servicing income, bank owned life insurance income, safe deposit box rental fees, brokerage fees, gains and losses on investment securities, insurance commissions and other miscellaneous fees. The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy, equipment, and other noninterest expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the years ended December 31, 2008 and 2007.
Income Statement Summary

	Years Ended
	December 31,
	2008	2007	$ Change	% Change
		(Dollars in Thousands)
Net interest income	$42,599	$38,300	$4,299	11.2%
Provision for loan losses	2,393	749	1,644	219.5
Noninterest (loss) income	(8,987)	5,194	(14,181)	(273.0)
Noninterest expense	33,762	30,301	3,461	11.4

(Loss) income before income taxes	(2,543)	12,444	(14,987)	(120.4)
(Benefit) provision for income taxes	(956)	4,116	(5,072)	(123.2)

Net (loss) income	$(1,587)	$8,328	$(9,915)	(119.1)

Earnings Summary
The Company experienced a net loss of $1.6 million for the year ended December 31, 2008 compared to net income of $8.3 million for 2007. When comparing 2008 to 2007, net interest income increased $4.3 million, or 11.2%, the provision for loan losses increased by $1.6 million or 219.5%, and noninterest income decreased $14.2 million, or 273.0%. Other noninterest expense increased by $3.5 million, or 11.4%. In 2008, the Company lost $0.09 per share on both a basic and diluted earnings per share basis. In 2007, basic and diluted earnings per share were $0.44.
Income before taxes decreased $15.0 million, or 120.4%, to a loss of $2.5 million for the year ending December 31, 2008 from income before taxes of $12.4 million for the same period in the prior year.

When excluding from both periods losses from other than temporary impairment of securities and expenses relating to the issuance of restricted stock and stock options, income before taxes would have increased $2.7 million, or 9.1% for the year ending December 31, 2008 when compared to the same period in the prior year. Losses from other than temporary impairment of securities were $14.9 million for the year ended December 31, 2008 compared to $233,000 for the year ended December 31, 2007, and were the primary change in noninterest (loss) income between both periods. Expenses relating to the issuance of restricted stock and stock options increased $791,000 to $1.7 million for the year ended December 31, 2008 when compared to $952,000 for the year ended December 31, 2007.
The increase in net interest income was primarily due to a $4.6 million, or 2.2%, increase in average net interest-earning assets offset by a 4 basis point decrease in the net interest margin. The $1.6 million increase in the provision for loan losses from the prior year is attributable to an increase in the provision deemed necessary as a result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio. The increase in the provision reflects the decline in economic activity within our market area as evidenced by our increase in non-performing loans to 0.80% of total loans as of December 31, 2008 from 0.14% as of December 31, 2007.
The $14.2 million decrease in noninterest income is due to a $14.6 million increase in the other than temporary impairment of securities, a $127,000 reduction in gains on sales of securities partially offset by an increase of $594,000 in service charges and fee income. The increase in service charges and fees is primarily comprised of a $311,000 increase in insufficient funds charges as a result of the growth in demand deposit accounts an increase of $205,000 in ATM fees due to increased volume in debit card transactions and additions made to our ATM network, and an increase in Infinex brokerage fees of $95,000.
The $3.5 million increase in noninterest expense is primarily due to an increase of $1.1 million in salaries and employee benefits, a $509,000 increase in occupancy costs and a $437,000 increase in insurance and FDIC assessments. Also contributing to the rise in noninterest expense was a $253,000 increase in off balance sheet provision for credit loss, a $447,000 increase in service bureau fees, and a $184,000 increase in marketing costs.
The $1.1 million increase in salary and employee benefits includes a $1.0 million increase in salary and a $984,000 increase in restricted stock expense offset by a $234,000 decrease in bonuses, a $190,000 net increase in the amount of loan fees deferred under SFAS 91, a $239,000 decrease in stock option compensation and a $115,000 decrease in ESOP expense when compared to the prior year. The increase in salary costs was primarily due to the growth in the number of full-time equivalent employees, which increased to 219 as of December 31, 2008 from 205 as of December 31, 2007 as a result of the expansion of branch facilities.
The $984,000 increase in restricted stock expense from the prior year reflects the fact that a significant portion of the expense related to the 2008 stock grant that vests over a four year period was accelerated for retirement-eligible officers who had constructively earned the award granted. The decrease of $239,000 in stock option compensation expense when compared to the prior year is primarily due to the immediate recognition of $110,000 of unrecognized stock option compensation expense as a result of a tender offer consummated in 2007 to purchase 43,100 of options issued in the prior year to non-executive officers and $232,000 in expense recorded for a new stock option grant made to executive officers during 2007 as compared to $174,000 of expense recorded for a new stock option grant made to executive officers in 2008 and $99,000 in stock option expense for the 2007 and 2006 grants. Stock compensation expense is discussed in detail in Note 13 in the stock based compensation footnote in the financial statements.
The increase in service bureau fees of $447,000 is primarily due to increases in ATM servicing, core processing services and wide area network costs, due to increases in fees charged by the Company’s core processor and additions made to our ATM, branch and wide area network.
Occupancy expense increased $509,000 or 14.2% over the prior year, primarily due to the expansion of our branch and ATM network. This was attributable to an increase of $185,000 for rent expense, an increase of $159,000 in utilities, maintenance contracts and janitorial services and an increase of $167,000 in depreciation expense on our buildings and furniture and equipment. Insurance and

FDIC assessments expense increased $437,000 or 121.1% in 2008 from 2007 caused primarily by a $425,000 increase in FDIC assessments. Increased assessments resulted from a greater level of deposits coupled with a higher FDIC assessment rate.
Other expense increased $882,000 in 2008 to $5.1 million from $4.2 million in 2007. The increase in 2008 included increases of $253,000 in off balance sheet provision for credit loss expense, $139,000 in Human Resource expense, $109,000 in annual meeting expense, $83,000 in Directors’ option expense, $80,000 in sales training expense and $55,000 in other bank service charge expense. Directors’ deferred compensation expense declined $62,000 in 2008.
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

	For the Years Ended December 31,
	2008			2007			2006
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
				(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,193,416	$68,458	5.74%	$1,076,674	$66,995	6.22%	$960,770	$58,000	6.04%
Total investment securities	168,913	8,580	5.08	135,059	6,122	4.53	126,271	5,325	4.22
Federal Home Loan Bank stock	13,812	473	3.42	10,248	658	6.42	9,472	521	5.50
Other earning assets	2,376	34	1.43	2,443	102	4.18	2,647	106	4.00

Total interest-earning assets	1,378,517	77,545	5.63	1,224,424	73,877	6.03	1,099,160	63,952	5.82

Noninterest-earning assets	57,255			52,460			52,816

Total assets	$1,435,772			$1,276,884			$1,151,976

Interest-bearing liabilities:
NOW and money market accounts	$249,038	4,728	1.90	$191,192	3,323	1.74	$186,113	2,881	1.55
Savings accounts	124,862	765	0.61	127,423	780	0.61	138,993	851	0.61
Time deposits	514,222	19,517	3.80	508,672	22,923	4.51	403,815	16,126	3.99

Total interest-bearing deposits	888,122	25,010	2.82	827,287	27,026	3.27	728,921	19,858	2.72

Mortgagor’s and investor’s escrow accounts	3,605	59	1.64	3,311	55	1.66	2,991	50	1.67
Advances from the Federal Home Loan Bank	271,545	9,877	3.64	183,219	8,496	4.64	168,942	7,741	4.58

Total interest-bearing liabilities	1,163,272	34,946	3.00%	1,013,817	35,577	3.51%	900,854	27,649	3.07%

Noninterest-bearing liabilities	117,983			106,398			95,951

Total liabilities	1,281,255			1,120,215			996,805
Capital	154,517			156,669			155,171

Total liabilities and capital	$1,435,772			$1,276,884			$1,151,976

Net interest income		$42,599			$38,300			$36,303

Net interest rate spread (1)			2.63%			2.52%			2.75%
Net interest-earning assets (2)	$215,245			$210,607			$198,306

Net interest margin (3)			3.09%			3.13%			3.30%

Average interest-earning assets to average interest-bearing liabilities			118.50%			120.77%			122.01%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.
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

	Year Ended			Year Ended
	December 31, 2008			December 31, 2007
	Compared to			Compared to
	December 31, 2007			December 31, 2006
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
			(Dollars in Thousands)
Interest and dividend income:
Loans receivable	$5,235	$(3,772)	$1,463	$7,168	$1,827	$8,995
Securities interest, dividends & income from other assets	1,817	388	2,205	418	512	930

Total earning assets	7,052	(3,384)	3,668	7,586	2,339	9,925

Interest expense:
NOW and money market accounts	1,076	329	1,405	81	361	442
Savings accounts	(15)	4	(11)	(72)	6	(66)
Time deposits	253	(3,659)	(3,406)	4,547	2,250	6,797

Total interest-bearing deposits	1,314	(3,326)	(2,012)	4,556	2,617	7,173
FHLB Advances	2,498	(1,117)	1,381	661	94	755

Total interest bearing liabilities	3,812	(4,443)	(631)	5,217	2,711	7,928

Change in net interest income	$3,240	$1,059	$4,299	$2,369	$(372)	$1,997

Net Interest Income: Net interest income before the provision for loan loss increased 11.2% to $42.6 million for the year ended December 31, 2008, compared to $38.3 million for the year ended December 31, 2007. The increase is primarily due to a $4.6 million, or 2.2% increase in average net interest-earning assets offset by a 4 basis point decrease in the net interest margin. Our net interest margin decreased to 3.09% for the year ended December 31, 2008 from 3.13% for the year ended December 31, 2007. Average net interest-earning assets increased to $215.2 million for the year ended December 31, 2008 from $210.6 million for the prior year.
Interest and Dividend Income: Interest and dividend income increased 5.0% to $77.5 million for the year ended December 31, 2008 from $73.9 million for the year ended December 31, 2007. Interest income on loans receivable increased by 2.2% to $68.5 million for the year ended December 31, 2008 from $67.0 million for the year ended December 31, 2007 primarily due to a 10.8% increase in average loans receivable which was offset by a 48 basis point decline in the average yield. The average loan yield for the year ended December 31, 2008 decreased to 5.74% from 6.22% compared to the same period in the prior year. The prime rate used as an index to re-price various commercial and home equity adjustable rate loans decreased 400 basis points during the year to 3.25% at December 31, 2008 from 7.25% at December 31, 2007. Interest and dividend income on available for sale securities increased to $8.6 million for the year ended December 31, 2008 from $6.1 million for the year ended December 31, 2007 attributable to both a 25.1% increase in average available for sale securities and a 55 basis point increase in the average yield on available for sale investment securities for the year ended December 31, 2008 compared to the year ended December 31, 2007.
Interest Expense: Interest expense for the year ended December 31, 2008 decreased 1.8% to $34.9 million from $35.6 million for the year ended December 31, 2007. The decrease in interest expense for the year ended December 31, 2008 compared to the same period in the prior year was attributable to an increase in average outstandings offset by a decline in the weighted average rate paid due to a falling rate environment. For the year ended December 31, 2008, average interest-bearing liabilities rose 14.7% to $1.2 billion from $1.0 billion for the year ended December 31, 2007. The average rate paid on interest-bearing liabilities for the year ended December 31, 2008 decreased 51 basis points to 3.00% from 3.51% for the year ended December 31, 2007. For the year ended December 31, 2008, average core deposits increased to $474.4 million from $408.7 million for the year ended December 31, 2007.
Provision for Loan Losses: The allowance for loan losses is maintained at a level necessary to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges to current operations any provision for loan losses considered necessary. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. Based upon the evaluation of these factors, management recorded a provision of $2.4 million for the year ended December 31, 2008, an increase of $1.6 million compared to the year ended December 31, 2007 as a result of an evaluation of the loan portfolio and estimated allowance requirements. At December 31, 2008, the allowance for loan losses totaled $12.6 million, or 120.3% of non-performing loans and 0.96% of total loans, compared to $10.6 million at December 31, 2007, or 676.9% of non-performing loans and 0.94% of total loans. The Company experienced net loan charge offs of $460,000 in 2008 compared with net recoveries of $44,000 in 2007. The increase in loan charge offs is attributable to the decline in our current economic environment.
Noninterest Income: Sources of noninterest income primarily include banking service charges on deposit accounts, Infinex brokerage and insurance fees, bank owned life insurance and mortgage servicing income. Other than temporary impairment of securities are also included in noninterest income.
Noninterest loss was $9.0 million for the year ended December 31, 2008, and included other than temporary impairment of securities totaling $14.9 million compared to $5.2 million noninterest income earned during the year ended December 31, 2007. Other than temporary impairment charges included $11.6 million related to preferred stock of Freddie Mac and Fannie Mae, $1.1 million related to a AAA rated pooled trust preferred security, $1.1 million related to eleven common stocks, $587,000 related to one mutual fund and $493,000 related to one AAA rated corporate debt security.
Service charges and fees increased $594,000 which is primarily comprised of an increase of $205,000 in ATM fees due to increased volume in debit card transactions and additions made to our ATM network, a $311,000 increase in insufficient funds charges as a result of the growth in demand deposit accounts and a $95,000 increase in Infinex brokerage fees.

Noninterest Expense: Noninterest expense increased by $3.5 million, or 11.4%, to $33.8 million for the year ended December 31, 2008 from $30.3 million for the year ended December 31, 2007.
The following table summarizes noninterest expense for the years ended December 31, 2008 and 2007:

	Years Ended
	December 31,
	2008	2007	$ Change	% Change
		(Dollars in Thousands)
Salaries and employee benefits	$17,150	$16,082	$1,068	6.6%
Service bureau fees	3,808	3,361	447	13.3
Occupancy and equipment	4,103	3,594	509	14.2
Professional fees	1,484	1,550	(66)	(4.3)
Marketing and promotions	1,315	1,131	184	16.3
Insurance and FDIC assessments	798	361	437	121.1
Other (1)	5,104	4,222	882	20.9

Total noninterest expense	$33,762	$30,301	$3,461	11.4%

(1)	Includes Directors fees and expenses for the years ended December 31, 2008 and 2007 of $829,000 and $755,000, respectively.
The increase of $3.5 million in noninterest expense is due to a $1.1 million increase in salaries and benefits, a $447,000 increase in service bureau fees, a $509,000 increase in occupancy costs, a $184 increase in marketing and promotions, a $437,000 increase in insurance and FDIC assessments and an $882,000 increase in other noninterest expense. Offsetting these increases was a $66,000 decrease in professional fees.
The $1.1 million increase in salary and employee benefits includes a $1.0 million increase in salary costs and a $984,000 increase in restricted stock compensation expense offset by a $234,000 decrease in bonuses, a $190,000 net increase in the amount of loan fees deferred under SFAS 91, a $239,000 decrease in stock option compensation and a $115,000 decrease in ESOP expense, when compared to the prior year. The increase in salary costs was primarily due to the growth in the number of full-time equivalent employees, which increased to 219 as of December 31, 2008 from 205 as of December 31, 2007 as a result of the expansion of branch facilities.
The $984,000 increase in restricted stock expense from the prior year reflects the fact that a significant portion of the expense related to the 2008 stock grant that vests over a four year period was accelerated for retirement-eligible officers who had constructively earned the award granted. The decrease of $239,000 in stock option compensation expense when compared to the prior year is primarily due to the immediate recognition of $110,000 of unrecognized stock option compensation expense as a result of a tender offer consummated in 2007 to purchase 43,100 of options issued in the prior year to non-executive officers and $232,000 in expense recorded for a new stock option grant made to executive officers during 2007, as compared to $174,000 of expense recorded for a new stock grant made to executive officers in 2008 and $99,000 in stock option expense for the 2007 and 2006 grants. Stock compensation expense is discussed in detail in Note 13 in the stock based compensation footnote in the financial statements.
The increase in service bureau fees of $447,000 is primarily due to increases in ATM servicing, core processing services and wide area network costs, due to increases in fees charged by the Company’s core processor and additions made to our ATM, branch and wide area network.
Occupancy and equipment expense increased $509,000, or 14.2%, over the prior year primarily due to the expansion of our branch and ATM network. This was attributable to an increase of $185,000 for rent expense, an increase of $159,000 in utilities, maintenance contracts and janitorial services and an increase of $167,000 in depreciation expense on our buildings and furniture and equipment. In June 2008, the new Colchester Branch opened contributing the above expense increases.
Insurance and FDIC assessments expense increased $437,000, or 121.1%, in 2008 from 2007 caused primarily by a $425,000 increase in FDIC assessments. Increased assessments resulted from a greater level of deposits coupled with a higher FDIC assessment rate.
Other expense increased $882,000, or 20.9%, in 2008 over the prior year. Significant components of other noninterest expense are as follows:

	Years Ended
	December 31,
	2008	2007	$ Change	% Change
		(Dollars in Thousands)
Directors fees and expenses	$829	$755	$74	9.8%
Telephone	202	217	(15)	(6.9)
Postage	383	369	14	3.8
Courier	344	302	42	13.9
Dues and subscriptions	228	235	(7)	(3.0)
Service charges	183	128	55	43.0
Printing and forms	431	392	39	9.9
Other	2,504	1,824	680	37.3

Total other noninterest expense	$5,104	$4,222	$882	20.9%

Other expense was $2.5 million in 2008 compared to $1.8 million in 2007, an increase of $680,000, or 37.3%. The increase in 2008 included $253,000 in off balance sheet provision for credit loss expense, $139,000 in Human Resource expense, $109,000 in annual meeting expense, and $80,000 in sales training expense which was partially offset by a reduction of $62,000 in Directors deferred compensation expense.
Directors fees and expenses were $829,000 in 2008, compared to $755,000 in 2007, $45,000 of the increase was due to additional stock incentive plan expense. Other bank services charges were $183,000 in 2008, an increase of $55,000, or 43.0% over 2007.
Income Tax Expense: Due to the net loss in 2008, the Company received a tax benefit of $956,000 compared to income tax expense of $4.1 million in 2007. The effective tax rate was 37.6% and 33.1% for the years ended December 31, 2008 and 2007, respectively. The effective tax rate differed from the statutory rate of 34% for the years ended December 31, 2008 and 2007 primarily due to the preferential tax treatment of the corporate dividends received, non-taxable earnings on bank owned life insurance and municipal investments offset by the non-deductibility of the excess book basis of ESOP expense that is recorded at the average market price for book purposes and is only deductible at cost basis for tax purposes and the non-deductibility of $715,000 of employee benefit expense that exceeded the Federal compensation limit and the impact of the compensation deduction limits.

Comparison of Operating Results for the Year Ended December 31, 2007 to the Year Ended December 31, 2006
Income Statement Summary:

	Years Ended
	December 31,
	2007	2006	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$38,300	$36,303	$1,997	5.5%
Provision for loan losses	749	1,681	(932)	(55.4)
Noninterest income	5,194	4,625	569	12.3
Other noninterest expenses	30,301	29,025	1,276	4.4

Income before income taxes	12,444	10,222	2,222	21.7
Provision for income taxes	4,116	3,368	748	22.2

Net income	$8,328	$6,854	$1,474	21.5%

General: Net income of $8.3 million increased by $1.5 million for the year ended December 31, 2007 over the previous year. When comparing 2007 to 2006, net interest income increased by $2.0 million, or 5.5%, the provision for loan losses decreased by $932,000, or 55.4%, and noninterest income increased $569,000, or 12.3%. Other noninterest expense increased by $1.3 million, or 4.4%. Basic and diluted earnings per share were $0.44 for 2007 compared to basic and diluted earnings per share of $0.36 for 2006.
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
The $569,000 increase in noninterest income is primarily due to a $670,000 increase in service charges and fees, a $132,000 increase in gains on sales of securities offset by an other than temporary impairment of securities of $233,000. The $670,000 increase in service charges and fees is primarily comprised of a $187,000 increase in ATM fees due to increased volume in debit card transactions and additions made to our ATM network, a $315,000 increase in insufficient funds charges as a result of the growth in demand deposit accounts and a $105,000 increase in Infinex brokerage fees.
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
The $1.2 million decrease in restricted stock expense from the prior year reflects the fact that a significant portion of the expense related to the 2006 stock grant that vests over a four year period was accelerated for retirement-eligible officers who had constructively earned the award granted. The increase of $330,000 in stock option compensation expense when compared to the prior year is primarily due to the immediate recognition of $110,000 of unrecognized stock option compensation expense as a result of a tender offer consummated in 2007 to purchase 43,100 of options issued in the prior year to non-executive officers and $232,000 in expense recorded for a new stock option grant made to executive officers during 2007. Stock compensation expense is discussed in detail in Note 13 in the stock based compensation footnote in the financial statements.
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
The increase of $1.3 million in noninterest expense is primarily due to a $989,000 increase in salaries and benefits, a $425,000 increase in service bureau fees, a $415,000 increase in occupancy costs, a $178,000 increase in professional fees and a $102,000 increase in insurance and FDIC assessments. Offsetting these increases was a $3,000 decrease in marketing and promotions and an $830,000 decrease in other noninterest expenses.
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
Comparison of Financial Condition at December 31, 2008 and December 31, 2007
Summary: The Company’s total assets increased $206.1 million, or 15.5%, to $1.5 billion at December 31, 2008, as compared to $1.3 billion at December 31, 2007, primarily due to a $175.5 million, or 15.7%, increase in loans which were funded primarily with the proceeds received from additional Federal Home Loan Bank advances of $121.1 million at December 31, 2008, a 60.0% increase over December 31, 2007, and additional deposits of $91.5 million or 9.6%. Net loans receivable increased to $1.3 billion at December 31, 2008 from $1.1 billion at December 31, 2007 primarily due to increases in commercial real estate loans of $67.0 million and in one-to-four family residential mortgages of $80.0 million. Available for sale investment securities increased $4.9 million or 3.6% to $141.3 million at December 31, 2008 from $136.4 million at December 31, 2007. The Company started purchasing held to maturity securities in 2008 consisting of long term mortgage-backed securities and at December 31, 2008 had $24.1 million in securities held to maturity compared to none at December 31, 2007.
Deposits increased $91.5 million, or 9.6%, to $1.04 billion at December 31, 2008 from $951.0 million at December 31, 2007. The growth was principally attributable to a $67.1 million increase in money market and investment savings. Demand deposits grew $16.7 million to $116.1 million at December 31, 2008, up 16.8% over the prior year end. NOW accounts grew $1.1 million to $86.9 million, at December 31, 2008, up 1.3% from the prior year end. Regular savings accounts declined $273,000 to $121.5 million at December 31, 2008. Time deposits totaled $529.6 million at December 31, 2008, an increase of $6.8 million, or 1.3%, over the prior year end. Federal Home Loan Bank advances increased $121.1 million, or 60.0%, to $322.9 million at December 31, 2008 from $201.7 million at December 31, 2007. The increases in deposits and FHLB advances were also used to fund loan growth during the period.
Total capital decreased $10.6 million, or 6.8%, to $145.8 million at December 31, 2008 from $156.4 million at December 31, 2007.
Investment Securities: At December 31, 2008, the Company’s investment portfolio had $141.3 million of available for sale securities and $24.1 million of held to maturity securities. At December 31, 2007, the investment portfolio consisted solely of available for sale securities totaling $136.4 million. In 2008, $12.0 million of US government sponsored enterprises matured or were called and the proceeds were used to purchase additional mortgage-backed securities. At December 31, 2008, the net unrealized gain on investment securities available for sale was $3.6 million, net of taxes, compared to $3.2 million as of December 31, 2007. Declining long-term market interest rates during the last half of 2008 had a positive effect on the fair value of the Company’s debt securities during the period. That impact was augmented by unrealized gains on marketable equity securities.
Lending Activities: Net loans increased $175.5 million, or 15.7%, to $1.3 billion at December 31, 2008 from $1.1 billion at December 31, 2007 primarily due to increases in one-to-four family residential mortgages and commercial real estate loans.
Residential real estate loans increased $80.0 million, or 12.0%, to $746.0 million at December 31, 2008. This increase in loans reflected continued demand for loans in a favorable interest rate environment, a no-closing costs loan program for refinanced residential loans, and the use of two established local mortgage banking firms to originate adjustable rate hybrid residential mortgage loans (loans that originate at a fixed rate for a period of five, seven or nine years that convert to one year ARMs thereafter). Commercial real estate loans increased $67.0 million, or 23.6%, to $351.5 million at December 31, 2008. This increase in commercial real estate loans reflects the expansion of existing borrowing relationships and the continued success of the regional commercial real estate program.
The allowance for loan losses increased $1.9 million, or 18.2%, to $12.6 million at December 31, 2008 from $10.6 million at December 31, 2007. The increase in the allowance for loan losses resulted from a $2.4 million provision for loan losses for the year ended December 31, 2008 partially offset by net charge offs of $460,000. The increase in the allowance was deemed necessary based upon management’s estimate of probable estimated loan losses inherent in the loan portfolio and the growth of the loan portfolio. At December 31, 2008, the allowance for loan losses represented 0.96% of total loans and 120.3% of non-performing loans, compared to 0.94% of total loans and 676.9% of non-performing loans as of December 31, 2007.
Deposits: Deposits increased $91.5 million, or 9.6%, to $1.0 billion at December 31, 2008. The growth was attributable to a $16.7 million increase in demand deposits, and a $67.1 million increase in money market accounts. Time deposits increased $6.8 million in 2008.
Liquidity and Capital Resources: Liquid assets are maintained at levels considered adequate to meet the Company’s liquidity needs. Liquidity levels are adjusted to fund loan commitments, repay borrowings, fund deposit outflows and pay real estate taxes on mortgage loans held for investment. Liquidity is also adjusted as appropriate to meet asset and liability management objectives.
The Company’s primary sources of liquidity are deposits, advances from the Federal Home Loan Bank of Boston, amortization and prepayment of loans, maturities of investment securities and other short-term investments, periodic principal repayments on mortgage-back securities and earnings and funds provided from operations. Although not currently utilized, the Company also has available lines of credit with two deposit brokers, as well as, for unsecured federal funds. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. Interest rates on deposits are priced to maintain a desired level of total deposits.
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of operating, investing and financing activities. At December 31, 2008 and 2007, respectively, $14.9 million and $24.0 million of the Company’s assets were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.
During the years ended December 31, 2008 and 2007, loan originations and purchases, net of collected principal and loan sales, totaled $178.0 million and $84.0 million, respectively, reflecting continued growth in the loan portfolio due to a favorable interest rate environment, a no-closing cost residential loan program targeted at the refinance market and the use of two established local mortgage banking firms to originate adjustable rate hybrid residential loans. Cash received from the calls and maturities of investment securities totaled $14.9 million and $61.7 million during the years ended December 31, 2008 and 2007, respectively. The Company purchased $57.0 million and $83.0 million and received proceeds from the sale of available for sale investment securities of $5.9 million and $6.4 million during the years ended December 31, 2008 and 2007, respectively. The Company started purchasing held to maturity securities in 2008 consisting of long term mortgage-backed securities and at December 31, 2008 had $24.1 million in securities held to maturity compared to none at December 31, 2007.
Deposit flows are generally affected by the level of our interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $91.5 million and $66.5 million for the years ended December 31, 2008 and 2007, respectively. The Company experienced increasing deposit levels in 2008 due to money market and time deposit promotions, new branch promotions and disintermediation from investment firms due to increasing uncertainty in the financial markets.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At December 31, 2008, the Company had $322.9 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $76.1 million based on collateral requirements of the Federal Home Loan Bank of Boston. The Company’s internal policies limit borrowings to 30% of total assets, or $459.9 million at December 31, 2008.
At December 31, 2008, the Company had outstanding commitments to originate loans of $48.7 million and unfunded commitments under lines of credit and stand-by letters of credit of $278.6 million. At December 31, 2008, time deposits scheduled to mature in less than one year totaled $401.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by the Company, other funding sources will be utilized, such as Federal Home Loan Bank of Boston advances, brokered deposits from two available lines, and an unsecured federal funds line of credit in order to maintain the level of assets. Alternatively, the Company would reduce the level of liquid assets, such as cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

The following tables present information indicating various obligations and commitments made by the Company as of December 31, 2008 and the respective maturity dates:
Contractual Obligations

			More than	More than
			One Year	Three
			Through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(Dollars in Thousands)
Federal Home Loan Bank advances(1)	$322,882	$82,000	$8,682	$100,400	$41,800
Interest expense payable on Federal Home Loan Bank Advances	39,734	10,153	17,361	8,911	3,309
Operating leases(2)	14,021	774	1,493	1,398	10,356
Other liabilities(3)	3,109	28	414	764	1,903

Total Contractual Obligations	$379,746	$92,955	$17,950	$111,473	$57,368

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.

(2)	Represents non-cancelable operating leases for offices and office equipment.

(3)	Consists of estimated benefit payments over the next ten years to retirees under unfunded nonqualified pension plans.
Other Commitments

			More than	More than
			One Year	Three
			Through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(Dollars in Thousands)
Real estate loan commitments(1)	$37,712	$20,947	$3,200	$—	$13,565
Commercial business loan commitments(1)	11,031	3,325	1,945	560	5,201
Commercial business loan lines of credit	58,605	8,617	6,985	1,076	41,927
Unused portion of home equity lines of credit(2)	113,725	555	3,424	8,895	100,851
Unused portion of construction loans	93,905	34,678	45,564	1,842	11,821
Unused checking overdraft lines of credit(3)	112	112	—	—	—
Standby letters of credit	12,231	10,341	1,226	64	600

Total Other Commitments	$327,321	$78,575	$62,344	$12,437	$173,965

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
At December 31, 2008 and 2007, the Company had $48.7 million and $71.0 million, respectively, in commitments to grant loans, and $278.6 million and $263.0 million, respectively, of unfunded commitments under lines of credit and standby letters of credit.
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
Quantitative Analysis:
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage Decrease in
Estimated
Net Interest Income Over
12 Months
300 basis point increase in rates	3.53%
50 basis point decrease in rates	(2.54)

Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, our policy limits change in return on assets (“ROA”) by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA (for every 100 basis point interest rate change), whichever is less. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to decrease if interest rates fall. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Market intervention. At December 31, 2008, income at risk (i.e., the change in net interest income) increased 3.53% and decreased 2.54% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. At December 31, 2008, return on assets is modeled to increase by 6 basis points and decrease by 4 basis points based on a 300 basis point increase or a 50 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control — Integrated Framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm.

/s/ William J. McGurk	/s/ John T. Lund

William J. McGurk	John T. Lund
President, Chief Executive Officer and Director	Senior Vice President, Chief Financial Officer and Treasurer
Date: March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rockville Financial, Inc.
Rockville, Connecticut
We have audited the internal control over financial reporting of Rockville Financial, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report, dated March 11, 2009, expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rockville Financial, Inc.
Rockville, Connecticut
We have audited the accompanying consolidated statements of condition of Rockville Financial, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
March 11, 2009

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Condition
As of December 31, 2008 and 2007
(In Thousands Except Share Amounts)

	2008	2007
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$14,607	$18,616
Short-term investments	294	5,382

Total cash and cash equivalents	14,901	23,998
AVAILABLE FOR SALE SECURITIES-At fair value	141,250	136,372
HELD TO MATURITY SECURITIES- At amortized cost	24,138	—
LOANS RECEIVABLE (Net of allowance for loan losses of $12,553 in 2008 and $10,620 in 2007)	1,291,791	1,116,327
FEDERAL HOME LOAN BANK STOCK	17,007	11,168
ACCRUED INTEREST RECEIVABLE	4,636	4,156
DEFERRED TAX ASSET-Net	11,476	3,963
BANK PREMISES AND EQUIPMENT-Net	16,405	14,352
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	9,705	9,322
OTHER ASSETS	694	6,284

TOTAL	$1,533,073	$1,327,012

LIABILITIES AND CAPITAL
LIABILITIES
DEPOSITS
Noninterest bearing	$116,113	$99,378
Interest bearing	926,395	851,660

Total deposits	1,042,508	951,038
MORTGAGORS AND INVESTORS ESCROW ACCOUNTS	6,077	5,568
ADVANCES FROM THE FEDERAL HOME LOAN BANK	322,882	201,741
PAYABLE FOR SECURITIES PURCHASED	—	118
ACCRUED EXPENSES AND OTHER LIABILITIES	15,829	12,174

Total liabilities	1,387,296	1,170,639

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2008 and 2007)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,568,284 shares and 19,568,284 shares issued and outstanding (includes 156,780 and 110,970 shares of unvested restricted stock) at December 31, 2008 and 2007, respectively)	85,249	85,249
Additional paid in capital	3,380	3,009
Unallocated stock held by ESOP	(5,035)	(5,734)
Treasury stock, at cost (695,253 and 496,730 shares at December 31, 2008 and 2007, respectively)	(9,709)	(7,293)
Retained earnings	75,985	81,383
Accumulated other comprehensive loss, net of tax	(4,093)	(241)

Total stockholders’ equity	145,777	156,373

TOTAL	$1,533,073	$1,327,012

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Share and Per Share Amounts)

	2008	2007	2006
INTEREST AND DIVIDEND INCOME:
Loans	$68,458	$66,995	$58,000
Securities-interest	7,406	5,600	4,917
Interest bearing deposits	34	102	106
Securities-dividends	1,647	1,180	929

Total interest and dividend income	77,545	73,877	63,952

INTEREST EXPENSE
Deposits	25,069	27,081	19,908
Borrowed funds	9,877	8,496	7,741

Total interest expense	34,946	35,577	27,649

Net interest income	42,599	38,300	36,303

PROVISION FOR LOAN LOSSES	2,393	749	1,681

Net interest income after provision for loan losses	40,206	37,551	34,622

NONINTEREST (LOSS) INCOME:
Service charges and fees	5,513	4,919	4,249
Net gain from sale of securities	381	508	376
Other than temporary impairment of securities	(14,881)	(233)	—

Total noninterest (loss) income	(8,987)	5,194	4,625

NONINTEREST EXPENSE:
Salaries and employee benefits	17,150	16,082	15,093
Service bureau fees	3,808	3,361	2,936
Occupancy and equipment	4,103	3,594	3,179
Professional fees	1,484	1,550	1,372
Marketing and promotions	1,315	1,131	1,134
Insurance and FDIC assessments	798	361	259
Other	5,104	4,222	5,052

Total noninterest expense	33,762	30,301	29,025

(LOSS) INCOME BEFORE INCOME TAXES	(2,543)	12,444	10,222

(BENEFIT) PROVISION FOR INCOME TAXES	(956)	4,116	3,368

NET (LOSS) INCOME	$(1,587)	$8,328	$6,854

(Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Income (Continued)
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Share and Per Share Amounts)

	2008	2007	2006
Earnings per share (see Note 4):
Basic	$(0.09)	$0.44	$0.36
Diluted	$(0.09)	$0.44	$0.36

Weighted average shares outstanding:
Basic	18,428,158	18,750,935	18,838,951
Diluted	18,428,158	18,750,935	18,839,312
     See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Share Amounts)

				Unallocated				Accumulated
			Additional	Common				Other	Total
	Common Stock		Paid in	Shares Held	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	by ESOP	Earnings	Shares	Amount	(Loss) Income	Equity
Balance at January 1, 2006	19,435,000	$85,249	$213	$(6,368)	$70,764	—	$—	$1,047	$150,905

Comprehensive income:
Net income	—	—	—	—	6,854	—	—	—	6,854
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	1,355	1,355
Change in minimum pension liability, net of tax	—	—	—	—	—	—	—	(74)	(74)

Total comprehensive income									8,135

Common stock repurchased	—	—	—	—	—	57,800	(962)	—	(962)
Shares purchased for ESOP	—	—	—	(817)	—	—	—	—	(817)
Stock compensation expense	139,640	—	1,641	700	—	(57,800)	962	—	3,303
Dividends paid, $0.08 per common share	—	—	—	51	(1,555)	—	—	—	(1,504)
Adjustment to initially adopt SFAS No. 158, net of tax	—	—	—	—	—	—	—	(3,996)	(3,996)

Balance at December 31, 2006	19,574,640	85,249	1,854	(6,434)	76,063	—	—	(1,668)	155,064

Comprehensive income:
Net income	—	—	—	—	8,328	—	—	—	8,328
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	451	451
Change in accumulated other comprehensive income related to employee benefit plans, net of tax	—	—	—	—	—	—	—	976	976

Total comprehensive income									9,755

Common stock repurchased	—	—	—	—	—	496,730	(7,293)	—	(7,293)
Stock compensation expense	(4,800)	—	1,276	700	—	—	—	—	1,976
Repurchase of stock options	—	—	(100)	—	—	—	—	—	(100)
Cancellation of shares for tax withholding	(1,556)	—	(21)	—	—	—	—	—	(21)
Dividends paid, $0.16 per common share	—	—	—	—	(3,008)	—	—	—	(3,008)

Balance at December 31, 2007	19,568,284	85,249	3,009	(5,734)	81,383	496,730	(7,293)	(241)	156,373

Comprehensive loss:
Net loss	—	—	—	—	(1,587)	—	—	—	(1,587)
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	420	420
Change in accumulated other comprehensive income related to employee benefit plans, net of tax	—	—	—	—	—	—	—	(4,272)	(4,272)

Total comprehensive loss									(5,439)

Common stock repurchased	—	—	—	—	—	291,082	(3,787)	—	(3,787)
Stock compensation expense	—	—	1,956	699	—	—	—	—	2,655
Treasury stock issued	—	—	(1,371)	—	—	(92,559)	1,371	—	—
Cancellation of shares for tax withholding	—	—	(214)	—	—	—	—	—	(214)
Dividends paid, $0.20 per common share	—	—	—	—	(3,691)	—	—	—	(3,691)
Adjustment to adopt SFAS No. 158 to change pension plan measurement date, net of tax	—	—	—	—	(120)	—	—	—	(120)

Balance at December 31, 2008	19,568,284	$85,249	$3,380	$(5,035)	$75,985	695,253	$(9,709)	$(4,093)	$145,777

     See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,587)	$8,328	$6,854
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(59)	48	161
Stock compensation expense	2,655	1,855	3,303
Provision for loan losses	2,393	749	1,681
Net gain from sale of securities	(381)	(508)	(376)
Other than temporary impairment of securities	14,881	233	—
Depreciation and amortization	1,502	1,416	1,300
Loss on disposal of equipment	3	4	16
Deferred income taxes	(5,528)	540	(421)
Increase in cash surrender value of bank owned life insurance	(383)	(368)	(339)
Change in assets and liabilities:
Deferred loan fees and premiums	113	283	(73)
Accrued interest receivable	(480)	317	(696)
Other assets	2,484	(2,979)	(755)
Accrued expenses and other liabilities	167	2,955	888

Net cash provided by operating activities	15,780	12,873	11,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	5,870	6,448	4,775
Proceeds from calls and maturities of available for sale securities	14,850	61,675	22,115
Principal payments on available for sale mortgage-backed securities	17,596	11,832	13,769
Principal payments on held to maturity mortgage-backed securities	1,842	—	—
Purchases of available for sale securities	(57,030)	(82,950)	(41,809)
Purchases of held to maturity securities	(25,948)	—	—
Purchase of Federal Home Loan Bank stock	(5,839)	(1,332)	(1,338)
Proceeds from sales of loans	8,175	574	948
Purchase of loans	(26,212)	(16,656)	(27,402)
Net increase in loans	(159,933)	(67,922)	(148,809)
Purchases of bank premises and equipment	(3,558)	(3,148)	(2,623)

Net cash used in investing activities	(230,187)	(91,479)	(180,374)

(Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock purchased for ESOP	$—	$—	$(817)
Common stock repurchased	(4,119)	(7,175)	(962)
Net increase in noninterest bearing deposits	16,735	6,310	7,213
Net increase in interest bearing deposits	74,735	60,217	115,902
Net increase in mortgagors’ and investors’ escrow accounts	509	248	526
Net short-term advances (payments) from Federal Home Loan Bank	38,000	(37,000)	48,000
Proceeds from Federal Home Loan Bank advances	113,320	67,800	9,400
Repayments of Federal Home Loan Bank advances	(30,179)	(7,169)	(10,157)
Cash dividends paid on common stock	(3,691)	(3,008)	(1,504)

Net cash provided by financing activities	205,310	80,223	167,601

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,097)	1,617	(1,230)

CASH AND CASH EQUIVALENTS—Beginning of year	23,998	22,381	23,611

CASH AND CASH EQUIVALENTS—End of year	$14,901	$23,998	$22,381

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$34,683	$35,304	$27,600

Income taxes	$1,751	$4,501	$4,874

See notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1.   MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE
Rockville Financial, Inc., (the “Company”), a state-chartered mid-tier stock holding company was formed on December 17, 2004 to reorganize Charter Oak Community Bank Corp. from a state-chartered mutual holding company to a state-chartered two-tier mutual and stock holding company. The Reorganization and Minority Stock Issuance Plan (the “Plan”) adopted by the Company’s, Charter Oak Community Bank Corp.’s and Rockville Bank’s Board of Directors was completed on May 20, 2005. Charter Oak Community Bank Corp.’s name was changed to Rockville Financial MHC, Inc. and 100% of the stock of its wholly-owned subsidiary Rockville Bank (the “Bank”) was exchanged for 10,689,250 shares, or 55% of the stock issued by the Company. Rockville Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and twenty branches located in Hartford, New London and Tolland Counties in Connecticut. The Bank’s deposits are insured under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.
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
As of December 31, 2008, the Company had not engaged in any business activities other than owning the common stock of Rockville Bank. Rockville Financial MHC, Inc. does not conduct any business activity other than owning a majority of the common stock of Rockville Financial, Inc.
In connection with the stock offering, the Company established Rockville Bank Foundation, Inc., a non-profit charitable organization dedicated to helping the communities that the Bank serves. The Foundation was funded with a contribution of 388,700 shares of the Company’s common stock, representing 2% of the outstanding common shares. The stock donation resulted in a $3.9 million contribution expense being recorded and an additional $63,000 deferred tax benefit was recognized as the basis of the contribution for tax purposes equal to the stock’s trading price on the first day of trading which was higher than the initial issuance price used to record the contribution expense.
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
Note 2.   BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements and the accompanying notes presented in this report include the accounts of the Company and its wholly-owned subsidiary Rockville Bank, and the Bank’s wholly-owned subsidiaries, SBR Mortgage Company, SBR Investment Corp. and Rockville Financial Services, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Certain reclassifications have been made in the 2007 and 2006 repayments of Federal Home Loan Bank advances in the consolidated statements of cash flows in order to conform to the 2008 classifications. Previously, Federal Home Loan Bank net short-term borrowings were presented net against long-term advances from the Federal Home Loan Bank. This reclassification to Federal Home Loan Bank advances did not have any effect on the 2007 and 2006 net cash provided by financing activities in the consolidated statements of cash flows.
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
Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2008 and 2007, the Company had no “trading” securities.
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
Allowance for Loan Losses: The allowance for loan losses, a material estimate which could change significantly in the near-term, is established as embedded losses are estimated to have occurred through provisions for losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is inherently subjective and is based on past loan loss experience, known and inherent losses and size of the loan portfolios, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, review of regulatory authority examination reports and other relevant factors, and an allowance for impaired loans. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of principal is confirmed. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary.
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
The majority of the Company’s loans are collateralized by real estate located in central and eastern Connecticut in addition to a portion of the commercial real estate loan portfolio located in the Northeast region of the United States. Accordingly, the collateral value of a substantial portion of the Company’s loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions.
Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance or write-downs may be necessary based on changes in economic conditions, particularly in Hartford, New London and Tolland Counties in Connecticut. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies have the authority to require the Company to recognize additions to the allowance or write-downs based on the agencies’ judgments about information available to them at the time of their examination.
Reserve for Off-Balance Sheet Commitments: The reserve for off-balance sheet commitments is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded commercial and residential lines of credit, unfunded commercial and residential construction commitments, standby and commercial letters of credit. The process used to determine the reserve for off-balance sheet commitments is consistent with the process for determining the allowance for loan losses.
Bank Owned Life Insurance: The cash surrender value of Bank Owned Life Insurance (“BOLI”), net of any deferred acquisition and surrender costs or loans is recorded as an asset. As of December 31, 2008 and 2007 there were no deferred acquisition costs, surrender costs or loans. There are no restrictions on the use of any insurance proceeds the Company receives from BOLI.
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
Goodwill: In connection with a branch acquisition, the Company recorded goodwill, which represents the excess of the fair value of deposit liabilities assumed over the assets received. Goodwill is not amortized and is evaluated for impairment annually. No impairments were recorded during years ended December 31, 2008, 2007 and 2006.
Income Taxes: The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1998 through December 31, 2008; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of December 31, 2008, management believes it is more likely than not that the deferred tax assets will be realized through future earnings and future reversals of existing taxable temporary differences. As of December 31, 2008 and 2007, management believes it is more likely than not that the deferred tax assets will be realized through future earnings and future reversals of existing taxable temporary differences.
On January 1, 2007, the Company changed its accounting policy related to accounting for tax contingencies in connection with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. See Note 14 — Income Taxes for additional information
Pension and Other Post-Retirement Benefits: The Company has a noncontributory defined benefit pension plan that provides benefits for full-time employees hired before January 1, 2005, meeting certain requirements as to age and length of service. The benefits are based on years of service and average compensation, as defined. The Company’s funding policy is to contribute annually the maximum amount that could be deducted for federal income tax purposes, while meeting the minimum funding standards established by the Employee Retirement Security Act of 1974 (“ERISA”).
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
The Company adopted the funded status provisions of SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of the Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106, and 132(R) requiring the recognition of the funded status of defined benefit plans as of December 31, 2006 (Note 12). SFAS 158 also required that we change our measurement date from September 30 to the fiscal year end (i.e., December 31) by year-end 2008. The Company made this change in 2008 resulting in a separate adjustment to retained earnings to reflect three additional months of expense.
Related Party Transactions: Directors and officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future.
Federal Home Loan Bank Stock: As a member of the Federal Home Loan Bank of Boston (“FHLBB”), the Bank is required to hold a certain amount of FHLBB stock. The stock is considered to be an other equity security and, accordingly, is recorded at cost. There is no indication of impairment at December 31, 2008 or December 31, 2007.
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
Held to Maturity Securities — The estimated fair values are based on quoted market prices.
Loans Receivable - The fair value of loans is estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities as of the measurement date.

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
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. When determining the estimated fair value of stock options granted, the Company utilizes various assumptions regarding the expected volatility of the stock price, estimated forfeitures using historical data on employee terminations, the risk-free interest rate for periods within the contractual life of the stock option, and the expected dividend yield that the Company expects to declare over the expected life of the options granted. The Company measures the fair value of the restricted stock using the closing market price of the Company’s common stock on the date of grant. The Company expenses the grant date fair value of the Company’s stock options and restricted stock with a corresponding increase in equity, depending on whether the instruments granted satisfy the equity classification criteria.
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
In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“EITF 99-20-1”), Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FASB staff position revises the impairment guidance for beneficial interests in EITF 99-20 to make it consistent with the requirements of FASB Statement No. 115 for determining whether an impairment of debt or equity securities has occurred. This FASB staff position became effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The Company incorporated this guidance in its review of impairment as of December 31, 2008.
In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FASB staff position amends FASB Statement No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This FASB staff position became effective for the Company on December 31, 2008 and did not have a material impact on the Company’s consolidated financial position or results of operations.
In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FASB staff position amends FASB Statement No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This FASB staff position becomes effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting FSP FAS 132(R)-1 on the consolidated financial statements, but it is not expected to have a material impact.
In October 2008, the Financial FASB issued FASB Staff Position (“FSP 157-3”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance and did not have a material effect on the Company’s consolidated financial condition or results of operations.
On September 12, 2008, the FASB issued Staff Position FSP No. FAS 133-1 and FIN 45-4, Disclosures and Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (Issued September 12, 2008). This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FAS 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. This amendment of FIN 45 reflects the FASB Board’s belief that instruments with similar risks should have similar disclosures. This FSP amended paragraph 13(a) of FIN 45 to require that the “current status (that is, as of the date of the statement of financial position) of the payment performance risk of the guarantee” be disclosed. The provisions that amend FAS 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of the FSP did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not accrue cash dividends, therefore, the adoption of FSP EITF 03-6-1 in 2009 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 will have a material effect on its consolidated financial statements.
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
In September 2006, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4,“Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10,“Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with an employee such as the promise to maintain a life insurance policy or provide a death benefit.

Note 4.	EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 (Dollars in thousands except share and per share information):

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Net (loss) income	$(1,587)	$8,328	$6,854

Weighted-average basic shares outstanding	18,428,158	18,750,935	18,838,951
Dilutive effect of stock options and unvested restricted stock awards	—	—	361

Weighted-average diluted shares	18,428,158	18,750,935	18,839,312

Earnings per share:
Basic	$(0.09)	$0.44	$0.36

Diluted	$(0.09)	$0.44	$0.36

Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Unvested restricted shares are not included in the weighted-average number of common shares outstanding for basic earnings per share calculations but are included in the weighted-average diluted share calculation. The Company’s common stock equivalents relate solely to stock options issued and outstanding and unvested restricted stock awards. For the year ended December 31, 2008, options to purchase 342,125 of common stock at exercise prices ranging from $11.98 to $17.77 and 67,580 unvested restricted shares at grant prices ranging from $11.98 to $17.77, were not considered in the computation of potential common shares for the purpose of diluted EPS, since the shares were anti-dilutive due to the Company’s net loss for the period. For the year ended December 31, 2007, options to purchase 213,500 of common stock at exercise prices ranging from $14.35 to $17.77 were not considered in the computation of potential common shares for the purpose of diluted EPS, since the exercise prices of the options were greater than the average market price of the Company’s stock for the period.

Note 5.	FAIR VALUE MEASUREMENT
Effective January 1, 2008, the Company adopted SFAS 157 (“SFAS 157”), Fair Value Measurements for financial assets and liabilities. The provisions of SFAS 157 that pertain to the measurement of non-financial assets and non-financial liabilities have been deferred by the Financial Accounting Standards Board until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities based upon a three-tier hierarchy, and expands disclosures about fair value measurements but does not expand the use of fair value in any new circumstances. The fair value hierarchy is as follows:

Level 1:	Quoted prices are available in active markets for identical investments as of the reporting date. The quoted price is not adjusted because of the size of the position relative to trading volume.

Level 2:	Pricing inputs are observable for the asset or liability, either directly or indirectly but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies.

Level 3:	Pricing inputs are unobservable for the assets and liabilities and include situations where there is little, if any, market activity and the determination of fair value requires significant judgment or estimation. In recent cases the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such instances, the determination of which category within the fair value hierarchy is appropriate for any given asset or liability is based on the lowest level of input that is significant to the fair value of the asset or liability.
Items Measured at Fair Value on a Recurring Basis:
The following valuation methodologies are used for assets and liabilities recorded at fair value on a recurring basis:
Available for Sale Securities: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury debt securities, equity securities and mutual funds. Level 2 securities include U.S. government agency obligations, U.S. government sponsored enterprises, mortgage-backed securities and corporate debt securities. Level 3 securities include private placement securities and thinly traded equity securities.
Other Liabilities: The Company records deferred Director compensation and supplemental savings and retirement plans at fair value based upon Level 1 quoted market prices.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis:

		Fair Value Measurements
		At December 31, 2008, Using:
		(in thousands)
		Quoted Prices
		in Active
		Markets for	Other	Significant
	Fair Value	Identical	Observable	Unobservable
	December	Assets	Inputs	Inputs
Description	31, 2008	(Level 1)	(Level 2)	(Level 3)

Available for Sale Securities	$141,250	$14,958	$124,178	$2,114

Total Assets Measured at Fair Value	$141,250	$14,958	$124,178	$2,114

Other Liabilities	$338	$338	$—	$—

Total Liabilities Measured at Fair Value	$338	$338	$—	$—

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

Investment Securities
Available
for Sale
(in thousands)
For the twelve months
ended December 31,
2008
Balance of recurring Level 3 assets — beginning of period	$308
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(1,073)
Included in other comprehensive income	446
Purchases, sales, issuances and settlements, net	(7)
Transfers in and/or out of Level 3	2,440

Balance of recurring Level 3 assets — end of period	$2,114

Net unrealized losses included in net income for the period relating to assets held at December 31, 2008	$1,073

Items Measured at Fair Value on a Non-Recurring Basis:
The following is a description of the valuation methodologies used for certain assets that are recorded at fair value:
Impaired Loans: FASB Statement No. 114 (“SFAS 114”) Accounting by Creditors for an Impairment of a Loan requires that a creditor recognize the impairment of a loan if the present value of expected future cash flows discounted at the loan’s effective interest rate (or, alternatively, the observable market price of the loan or the fair value of the collateral) is less than the recorded investment in the impaired loan. Non-recurring fair value adjustments to collateral dependent loans are recorded, when necessary, to reflect partial write-downs based upon observable market price or current appraised value of the collateral. The Company records impaired loans as non-recurring Level 3 fair value measurements.
The following table presents the Company’s assets measured at fair value on a non-recurring basis for the twelve months ended December 31, 2008:

(In Thousands)
Quoted
Prices in
Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December	Assets	Inputs	Inputs
Description	31, 2008	(Level 1)	(Level 2)	(Level 3)

Impaired Loans	$9,962	$—	$—	$9,962

Total Assets Measured at Fair Value	$9,962	$—	$—	$9,962

Other Liabilities	$—	$—	$—	$—

Total Liabilities Measured at Fair Value	$—	$—	$—	$—

In accordance with SFAS 114, impaired loans, with carrying amounts of $10.4 million had specific allowances totaling $473,000, which were included in the allowance for loan losses.
Fair Value Option for Financial Assets and Financial Liabilities:
SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company adopted SFAS 159 on January 1, 2008 and has not elected the fair value option for any financial assets and liabilities at December 31, 2008. As such, its adoption did not have a material impact on the consolidated financial statements or results of operations of the Company.
Fair Value of Financial Instruments
As of December 31, 2008 and 2007, the carrying value and estimated fair values of the Company’s financial instruments were:

	December 31,
	2008		2007
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$14,901	$14,901	$23,998	$23,998
Available for sale securities	141,250	141,250	136,372	136,372
Held to maturity securities	24,138	25,069	—	—
Loans receivable-net	1,291,791	1,286,887	1,116,327	1,106,846
FHLBB stock	17,007	17,007	11,168	11,168
Accrued interest receivable	4,636	4,636	4,156	4,156

Financial liabilities:
Regular savings	121,527	121,527	121,800	121,800
Money market and investment savings	188,110	188,110	120,971	120,971
Demand and NOW	203,056	203,056	185,232	185,232
Club accounts	227	227	216	216
Time deposits	529,588	538,262	522,819	523,345
Mortgagors’ and investors’ escrow accounts	6,077	6,077	5,568	5,568
Advances from FHLBB	322,882	335,043	201,741	203,693

Note 6.	RESTRICTIONS ON CASH AND DUE FROM BANKS
The Company is required to maintain a percentage of transaction account balances on deposit in noninterest earning reserves with the Federal Reserve Bank that was offset by the Company’s average vault cash. As of December 31, 2008 and 2007, the Company was required to have cash and liquid assets of approximately $2.0 million and $941,000, respectively, to meet these requirements. The Company maintains a compensating balance of $600,000 to partially offset service fees charged by the Federal Reserve Bank. In addition, as of December 31, 2007, the Company maintained interest bearing cash equivalents of $1.3 million with a vendor for clearing purposes. The Company discontinued that vendor relationship in 2008.

Note 7.	INVESTMENT SECURITIES
The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale investment securities at December 31, 2008 and 2007 are as follows:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2008	(In Thousands)
Available for sale:
U.S. Government and agency obligations	$2,031	$17	$—	$2,048
Mortgage-backed securities	117,517	3,222	344	120,395
Corporate debt securities	4,831	56	—	4,887
Other debt securities	725	14	—	739

Total debt securities	125,104	3,309	344	128,069

Marketable equity securities	10,437	3,011	508	12,940
Other equity securities	241	—	—	241

	$135,782	$6,320	$852	$141,250

At December 31, 2008, the net unrealized gain on securities available for sale of $5.5 million, net of income taxes of $1.9 million or $3.6 million, is included in accumulated other comprehensive (loss) income.

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

At December 31, 2007, the net unrealized gain on securities available for sale of $4.8 million, net of income taxes of $1.6 million or $3.2 million, is included in accumulated other comprehensive (loss) income. There were no held to maturity securities at December 31, 2007.
The amortized cost and fair value of available for sale debt securities at December 31, 2008 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

Available For Sale

	December 31, 2008
	Amortized	Fair
	Cost	Value
	(In Thousands)
Maturity:
Within 1 year	$2,531	$2,548
After 1 but within 5	2,544	2,544
After 5 but within 10 years	490	504
After 10 years	2,022	2,078

	7,587	7,674
Mortgage-backed securities	117,517	120,395

	$125,104	$128,069

Management can designate securities as held to maturity. Held to maturity securities are debt securities that management has the positive intent and ability to hold to maturity. As of December 31, 2008, management has $24.1 million of mortgage-backed securities classified as “held to maturity” on the balance sheet with a fair value of $25.1 million.
Securities with a fair value of $2.0 million as of both December 31, 2008 and 2007 were pledged to secure public deposits and U.S. Treasury tax and loan payments.
For the years ended December 31, 2008, 2007 and 2006, gross gains of $689,000, $754,000 and $558,000, respectively, and gross losses of $308,000, $246,000 and $182,000, respectively, were realized on the sale of available for sale securities.
As of December 31, 2008 and 2007, the Company did not own any investment or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or its agencies, which had an aggregate book value in excess of 10% of the Company’s capital.
The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at December 31, 2008 and 2007:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2008	(In Thousands)
Available for sale:
Mortgage-backed securities	$13,188	$331	$368	$13	$13,556	$344

Total debt securities	13,188	331	368	13	13,556	344
Marketable equity securities	4,135	460	44	48	4,179	508

Total	$17,323	$791	$412	$61	$17,735	$852

There were no held to maturity securities with unrealized losses.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2007	(In Thousands)
Available for sale:
U.S. Government sponsored enterprises	$—	$—	$7,985	$15	$7,985	$15
Mortgage-backed securities	11,931	48	12,665	117	24,596	165
Corporate debt securities	2,651	217	100	—	2,751	217

Total debt securities	14,582	265	20,750	132	35,332	397
Marketable equity securities	6,730	140	944	56	7,674	196

Total	$21,312	$405	$21,694	$188	$43,006	$593

Of the securities summarized above as of December 31, 2008, 50 issues have unrealized losses for less than twelve months and seven issues had unrealized losses for twelve months or more. As of December 31, 2007, 21 issues had unrealized losses for less than twelve months and 25 issues had losses for twelve months or more.
Management has determined that securities in an unrealized loss position were not other than temporarily impaired based on their evaluation of current market trends, credit quality, the nature of the investments and industry analysis and the Company’s ability and intent to hold these securities until a forecasted recovery, which may be maturity with regard to debt securities.
During the year ended December 31, 2008, the Company recorded an other than temporary impairment charge of $14.9 million related to available for sale securities as summarized below:

	2008	as of December 31, 2008
	Impairment	Remaining	Unrealized
	Charge	Investment	Gain
December 31, 2008	(In Thousands)
Available for sale:
Preferred Stock
Freddie Mac and Fannie Mae	$11,606	$283	$—
Corporate Bonds
AAA rated pooled trust	1,073	1,843	56
AAA rated corporate debt	493	2,444
Mutual Funds	587	1,684	—
Common Stocks	1,122	1,661	—

Total	$14,881	$7,915	$56

During the year ended December 31, 2008, the Company recorded an other than temporary impairment charge of $11.6 million related to the preferred stock of Freddie Mac and Fannie Mae as a result of actions taken in the third quarter of 2008 to place those agencies into conservatorship. The Company’s remaining investment in these securities was $283,000 with no unrealized gain or loss at December 31, 2008. During the year ended December 31, 2008, the Company recorded an other than temporary impairment charge of $1.1 million related to one AAA rated pooled trust preferred security. The charge for the impairment was based on a Level 3 price for the pooled trust preferred security as of the date of the impairment. The Company’s remaining investment in this pooled trust preferred security was $1.8 million. During the year ended December 31, 2008, we recorded an other than temporary impairment charge of $587,000 related to one mutual fund. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this mutual fund was $1.7 million with no unrealized gain or loss at December 31, 2008. During the year ended December 31, 2008, we recorded an other than temporary impairment charge of $493,000 related to one AAA rated corporate debt security. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this corporate debt security was $2.4 million with no unrealized gain or loss at December 31, 2008. During the year ended December 31, 2008, we recorded an other than temporary impairment charge of $1.1 million related to eleven common stock securities. The charge for the impairment was computed using the closing prices of the securities as of the date of the impairment. The Company’s remaining investment in these eleven common stock securities was $1.7 million with no unrealized gain of loss at December 31, 2008. The Company will continue to review its entire portfolio for other than temporary impaired securities with additional attention being given to high risk securities such as the preferred stock of Freddie Mac and Fannie Mae and the one pooled trust preferred security that the Company owns.
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

Note 8.	LOANS AND ALLOWANCE FOR LOAN LOSSES
A summary of the Company’s loan portfolio at December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007
	(In Thousands)
Real estate loans:
Residential	$746,041	$666,003
Commercial	351,474	284,460
Construction (net of undisbursed portion of $93.9 million and $96.8 million, respectively)	89,099	70,617

Total real estate loans	1,186,614	1,021,080

Commercial business loans	106,684	92,869
Installment loans	7,704	9,673
Collateral loans	1,925	1,796

Total loans	1,302,927	1,125,418

Net deferred loan costs and premiums	1,417	1,529

Allowance for loan losses	(12,553)	(10,620)

Loans — net	$1,291,791	$1,116,327

The Company services certain loans for third parties. The aggregate of loans serviced for others approximated $15.8 million and $18.9 million as of December 31, 2008 and 2007, respectively.
At December 31, 2008 and 2007, the unpaid principal balances of loans placed on nonaccrual status were approximately $10.1 million and $1.2 million, respectively. If nonaccrual loans had been performing in accordance with their original terms, the Company would have recorded approximately $237,000, $53,000 and $52,000 in additional interest income during the years ended December 31, 2008, 2007 and 2006, respectively. Company policy requires six months of continuous payments in order for the loan to be removed from nonaccrual status. As of December 31, 2008 and 2007, there were no loans contractually past due 90 days or more and still accruing interest.

The following information relates to impaired loans as of and for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In Thousands)
Recorded investment in impaired loans for which there is a related allowance for loan losses	$2,840	$489	$9
Recorded investment in impaired loans for which there is no related allowance for loan losses	7,595	1,080	1,484
Allowance for loan losses related to impaired loans (calculated in accordance with SFAS 114 and SFAS 118)	473	155	9

Average recorded investment in impaired loans	5,358	1,493	1,689

Interest income recognized	508	52	102
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
Changes in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In Thousands)
Balance, beginning of year	$10,620	$9,827	$8,675
Provision for loan losses	2,393	749	1,681
Loans charged-off	(621)	(173)	(621)
Recoveries of loans previously charged-off	161	217	92

Balance, end of year	$12,553	$10,620	$9,827

In the normal course of business, the Company grants loans to executive officers, Directors and other related parties. Changes in loans outstanding to such related parties for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Thousands)
Balance, beginning of year	$3,808	$3,802
Additional loans	3,026	1,327
Repayments	(2,784)	(1,321)

Balance, end of year	$4,050	$3,808

As of December 31, 2008 and 2007, all related party loans were performing.
Related party loans were made on the same terms as those for comparable loans and transactions with unrelated parties, other than certain mortgage loans which were made to employees with over one year of service with the Company which have rates 0.5% below market.
The balance of capitalized servicing rights, included in other assets at December 31, 2008 and 2007, was $68,000 and $94,000, respectively. No impairment charges related to servicing rights were recognized during the years ended December 31, 2008, 2007 and 2006.

Note 9.	PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
	(In Thousands)
Land and improvements	$236	$236
Buildings	15,029	12,727
Furniture and equipment	9,199	8,469
Leasehold improvements	3,750	3,428

	28,214	24,860
Less accumulated depreciation and amortization	(11,809)	(10,508)

	$16,405	$14,352

Depreciation and amortization expense was $1.5 million, $1.4 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 10.	DEPOSITS
Deposits at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
	(In Thousands)
Demand and NOW	$203,056	$185,232
Regular savings	121,527	121,800
Money market and investment savings	188,110	120,971
Club accounts	227	216
Time deposits	529,588	522,819

	$1,042,508	$951,038

Time deposits in denominations of $100,000 or more were approximately $172.0 and $175.2 million as of December 31, 2008 and 2007, respectively.
Contractual maturities of time deposits as of December 31, 2008 are summarized below:

(In Thousands)
2009	$401,224
2010	84,133
2011	15,378
2012	14,611
2013	12,246
Thereafter	1,996

$529,588

Deposit accounts of officers, Directors, and other related parties aggregated approximately $2.3 million and $2.8 million at December 31, 2008 and 2007, respectively.
A summary of interest expense by account type for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	(In Thousands)
Savings and demand deposits	$5,552	$4,158	$3,781
Time deposits	19,517	22,923	16,127

	$25,069	$27,081	$19,908

Note 11.	FEDERAL HOME LOAN BANK BORROWINGS AND STOCK
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). At December 31, 2008 and 2007, the Bank had access to a pre-approved secured line of credit with the FHLBB of $10.0 million. At December 31, 2008 and 2007 the Company had the capacity for additional advances of up to $76.1 million and $152.4 million, respectively. The Bank policy limits FHLBB borrowings to 30% of total assets, or $459.9 million at December 31, 2008. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2008 and 2007, there were no advances outstanding under the line of credit.

At December 31, 2008 and 2007, outstanding advances from the FHLBB are as follows:

		December 31,
Interest Rate	Maturity Date	2008	2007
		(In Thousands)
4.00%	January 2, 2008	—	28,000
5.52%	May 8, 2008	—	5,000
2.77%	May 27, 2008	—	5,000
5.61%	July 30, 2008	—	5,000
3.84%	August 6, 2008	—	5,000
3.86%	October 31, 2008	—	10,000
0.38%	January 2, 2009	66,000	—
3.80%	January 9, 2009	7,000	7,000
4.10%	July 9, 2009	7,000	7,000
4.18%	November 23, 2009	2,000	2,000
3.30%	May 27, 2010	5,000	5,000
4.28%	August 11, 2010	5,000	5,000
6.47%	September 8, 2010	362	541
4.95%	December 20, 2010	10,000	10,000
4.06%	December 21, 2010	5,000	5,000
3.57%	January 11, 2011	5,000	—
3.02%	February 15, 2011	5,000	—
3.78%	May 4, 2011	10,000	—
3.95%	June 13, 2011	2,320	—
3.95%	July 7, 2011	5,000	—
3.78%	July 18, 2011	5,000	—
4.52%	August 8, 2011	5,000	5,000
3.65%	September 12, 2011	7,000	—
4.15%	October 3, 2011	5,000	5,000
3.95%	October 3, 2011	7,000	—
3.42%	November 14, 2011	5,000	—
3.42%	November 28, 2011	7,000	—
3.01%	December 5, 2011	5,000	—
4.57%	August 20, 2012	8,000	8,000
4.09%	September 7, 2012	7,000	7,000
4.60%	October 1, 2012	5,000	5,000
3.37%	October 3, 2012	5,400	—
4.75%	November 23, 2012	2,000	2,000
4.14%	December 7, 2012	10,000	10,000
3.85%	January 11, 2013	5,000	—
3.59%	February 1, 2013	6,000	—
4.99%	May 16, 2013	10,000	10,000
3.89%	May 28, 2013	5,000	5,000
4.75%	July 5, 2013	5,000	5,000
4.37%	July 8, 2013	10,000	—
4.15%	November 14, 2013	5,000	—
3.89%	November 29, 2013	7,000	—
3.37%	December 5, 2013	10,000	—
4.78%	January 13, 2014	4,400	4,400
3.92%	March 10. 2014	1,600	—
4.86%	March 17, 2014	7,800	7,800
4.18%	October 14, 2014	5,000	5,000
5.05%	May 18, 2015	5,000	5,000

		December 31,
Interest Rate	Maturity Date	2008	2007
		(In Thousands)
3.69%	September 11, 2017	5,000	5,000
4.39%	November 6, 2017	8,000	8,000
3.19%	November 30, 2017	5,000	5,000

		$322,882	$201,741

The Bank is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock. The advances are collateralized by first mortgage loans with an estimated eligible collateral value of $399.0 million and $354.1 million at December 31, 2008 and 2007, respectively.
The following table sets forth information concerning balances and interest rates on our FHLBB advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
FHLBB Advances:
Maximum amount of advances outstanding at any month end during the year	$350,897	$206,785	$195,637
Average advances outstanding during the year	271,545	183,219	168,942
Balance outstanding at end of year	322,882	201,741	178,110
Weighted average interest rate during the year	3.64%	4.64%	4.58%
Weighted average interest rate at the end of year	3.30%	4.28%	4.59%

Note 12.	BENEFIT PLANS PENSION AND OTHER POST-RETIREMENT BENEFITS:
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
The measurement date of the pension plan assets and benefit obligations has changed in accordance with the provisions of SFAS 158 to the Company’s year-end of December 31 effective December 31, 2008. The effect of this transition was not material to the consolidated financial statements.
The Supplemental Executive Retirement Plan (the “SERP”) was established to provide two executive officers with a retirement benefit equal to 70% of their respective average annual earnings over the 12-month period during the last 120 months of employment producing the highest average or, if higher, the executive’s current annual earnings, which include base salary plus annual incentive compensation. The SERP benefit is offset by the executive’s benefits under the tax-qualified Retirement Plan, the Supplemental Savings and Retirement Plan, Supplemental Executive Retirement Agreement and any split dollar insurance policy benefits. On March 31, 2008 a lump sum settlement payment of $1.2 million was elected by one of the executive officers.
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
The following table sets forth the plans’ change in benefit obligation, plan assets and the funded status of the pension plans and other postretirement benefits plans, using a September 30 measurement date in 2007 and a December 31 measurement date in 2008 for the qualified pension plan and a December 31 measurement date for both periods for the other pension plans and post retirement plan:

	Pension Plans		Post-Retirement Benefits
	Years Ended		Years Ended
	2008	2007	2008	2007
	(In Thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of measurement period	$19,045	$16,737	$1,611	$2,091
Service cost	1,071	951	9	18
Interest cost	1,337	993	99	122
Plan participants’ contributions	—	—	22	19
Actuarial (gain) loss	630	591	119	(543)
Benefits paid	(1,554)	(227)	(107)	(96)

Benefit obligation at end of measurement period	$20,529	$19,045	$1,753	$1,611

Change in Plan Assets:
Fair value of plan assets at beginning of measurement period	$14,388	$12,263	$—	$—
Actual return on plan assets	(4,968)	1,676	—	—
Employer contributions	5,166	676	85	77
Plan participants’ contributions	—	—	22	19
Benefits paid	(1,554)	(227)	(107)	(96)

Fair value of plan assets at end of measurement period	$13,032	$14,388	$—	$—

Funded Status:
Funded Status at end of measurement period	$(7,497)	$(4,657)	$(1,753)	$(1,611)
Contribution made after measurement date	—	2,500	—	—

Net amount recognized	$(7,497)	$(2,157)	$(1,753)	$(1,611)

Amounts Recognized in the Consolidated Statements of Condition:
Other assets	$—	$3,106	$—	$—
Accrued expenses and other liabilities	(7,497)	(5,263)	(1,753)	(1,611)

Net amount recognized	$(7,497)	$(2,157)	$(1,753)	$(1,611)

	Pension Plans		Post-Retirement Benefits
	Years Ended		Years Ended
	2008	2007	2008	2007
	(In Thousands)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss) Consist of:
Prior service cost	$87	$387	$48	$67
Net loss	11,199	4,508	336	235

Total accumulated other comprehensive income	11,286	4,895	384	302
Deferred tax asset	(3,837)	(1,664)	(131)	(103)

Net impact on other comprehensive income	$7,449	$3,231	$253	$199

The following table sets forth the components of net periodic benefits costs and other amounts recognized in accumulated other comprehensive (loss) income for the retirement plans:

	Pension Plans			Post-Retirement Benefits
	2008	2007	2006	2008	2007	2006
	(In Thousands)
Components of Net Periodic Benefit Cost:
Service cost	$870	$951	$807	$9	$18	$16
Interest cost	1,123	993	887	99	122	107
Expected return on plan assets	(1,335)	(1,052)	(974)	—	—	—
Amortization of net actuarial losses	408	485	494	19	19	83
Amortization of prior service cost	312	312	622	19	87	19
Settlement charge	117	—	—	—	—	—

Net periodic benefit cost	$1,495	$1,689	$1,836	$146	$246	$225

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income(Loss):
Net loss (gain)	$7,150	$(33)	$—	$120	$(543)	$—
Amortization of net loss	(408)	(485)	—	(19)	(19)	—
Amortization of prior service cost	(312)	(312)	—	(19)	(87)	—
Adjustment for change in measurement date	(39)	—	—	—	—	—

Total recognized in other comprehensive income (loss)	$6,391	$(830)	$—	$82	$(649)	$—

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$7,886	$859	$1,836	$228	$(403)	$225

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2009 are as follows:

		Post-
Amounts Recognized in Accumulated	Pension	Retirement
Other Comprehensive Loss consist of:	Plans	Benefits
	(In Thousands)
Net actuarial losses	$408	$26
Prior service costs	312	19

Net amount recognized	$720	$45

Assumptions
Weighted-average assumptions used to determine pension benefit obligations at December 31,

	2008		2007
Discount rate	6.00% / 6.40	%(1)	6.30% / 6.20	%(2)
Rate of compensation increase	4.50%		4.50%

(1)	The discount rate was 6.00% for our pension plan and was 6.40% for the supplemental and SERPs plans with measurement dates of December 31, 2008.

(2)	The discount rate was 6.30% for our pension plan with a measurement date of September 30, 2007 and was 6.20% for the supplemental and SERPs plans with measurement dates of December 31, 2007.
Certain disaggregated information related to the Company’s defined benefit pension plans is as follows as of their respective measurement dates:

			Supplemental Plans
	Pension Plan		and SERPs
	2008	2007	2008	2007
	(In Thousands)
Benefit Obligation:
Projected benefit obligation	$16,542	$13,782	$3,987	$5,263
Accumulated benefit obligation	13,283	11,122	3,621	5,263
Fair value of plan assets	13,032	14,388	—	—
Weighted average assumptions used to determine net benefit pension expense for the years ended December 31,

	2008		2007	2006
Discount rate	6.30% / 6.20	%(3)	6.00%	5.75%
Expected long-term rate of return on plan assets	8.25%		8.25%	8.50%
Rate of compensation increase	4.50%		4.25%	4.00%

(3)	The discount rate was 6.30% for our pension plan with a measurement date of September 30, 2007 and was 6.20% for the supplemental and SERPs plans with measurement dates of December 31, 2007.
The accumulated post-retirement benefit obligation was $1.8 million and $1.6 million as of December 31, 2008 and 2007, respectively.
The Company does not intend to apply for the government subsidy under Medicare Part-D for post-retirement prescription drug benefits. Therefore, the impact of the subsidy is not reflected in the development of the liabilities for the plan. As of December 31, 2008, prescription drug benefits are included in the post-retirement benefits offered to employees hired prior to March 1, 1993.

The expected long-term rate of return is based on the actual historical rates of return of published indices that are used to measure the plans’ target assets allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.
Assumed Healthcare Trend Rates
The Company’s accumulated post-retirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., healthcare cost trend rate) is assumed to be 10% at December 31, 2008, decreasing gradually to a rate of 5% at December 31, 2013. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in the assumed healthcare cost trend rate would have the following effects (dollars in thousands):

	1%	1%
	Increase	Decrease
	(In Thousands)
Effect on post-retirement benefit obligation	$187	$(159)
Effect on total service and interest	13	(11)
Plan Assets
The Company’s pension plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

Asset Category	2008	2007
Equity securities	62%	62%
Debt securities	33	35
Real estate	5	3

Total	100%	100%

The Company’s investment goal is to obtain a competitive risk adjusted return on the pension plan assets commensurate with prudent investment practices and the plan’s responsibility to provide retirement benefits for its participants, retirees and their beneficiaries. The 2008 targeted allocation for equity securities, debt securities and real estate is 62%, 33% and 5%, respectively. The pension plan’s investment policy does not explicitly designate allowable or prohibited investments, instead, it provides guidance regarding investment diversification and other prudent investment practices to limit the risk of loss. The Plan’s asset allocation targets are strategic and long-term in nature and are designed to take advantage of the risk reducing impacts of asset class diversification.
Plan assets are periodically rebalanced to their asset class targets to reduce risk and to retain the portfolio’s strategic risk/return profile. Investments within each asset category are further diversified with regard to investment style and concentration of holdings.
Contributions
The Company contributed $1.5 million to the Pension Plan for the year ended December 31, 2008. In 2007, the Company contributed $2.5 million to the Pension Plan after the measurement date for the year ending December 31, 2007. The Company plans to contribute $1.7 million to the Pension Plan in 2009.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Post-Retirement
	Plan	Benefits
	(In Thousands)
2009	$586	$112
2010	607	108
2011	982	115
2012	1,026	119
2013	1,065	124
Years 2014-2018	6,326	672
401(k) Plan: The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested instead of the matching contribution provided to participants of the 401(k) Plan. For employees hired on or after January 1, 2005, a discretionary matching contribution equal to a uniform percentage of the amount of the salary reduction the employee elected to defer, which percentage will be determined each year by the Company. The Company contributed $393,000, $271,000 and $359,000 to the plan for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 13.	STOCK BASED COMPENSATION
The Board of Directors and stockholders of the Company approved the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) in 2006. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options in connection with Awards under the Plan. As of December 31, 2008, there were 40,682 restricted stock shares and 532,450 stock options that remain available for future grants under the Plan.
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
Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $1,743,000, with a related tax benefit recorded of $593,000, for the year ended December 31, 2008 of which share-based compensation expense recognized (in the consolidated statement of income as other noninterest expense) was $387,000 and officer share-based compensation expense recognized (in the consolidated statement of income as salaries and benefit noninterest expense) was $1,356,000. The total charge of $1,743,000 includes $214,000 related to 17,762 vested restricted shares used for income tax withholding payments on behalf of certain executives.
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
Stock Options:
The following table presents the activity related to stock options under the Plan for the year ended December 31, 2008:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)

Stock options outstanding at January 1, 2008	213,500	$16.40
Granted	128,625	11.98
Exercised	—	—
Forfeited or expired	—	—

Stock options outstanding at December 31, 2008	342,125	$14.74	8.5	$256

Stock options vested and exercisable at December 31, 2008	255,825	$15.46	8.3	$128

The following table presents the unvested Stock Option activity for the year ended December 31, 2008:

		Weighted Average
		Grant-
	Number of Shares	Date Fair Value

Unvested as of January 1, 2008	105,600	$4.25
Granted	128,625	2.72
Vested	(147,925)	3.61
Forfeited, expired or canceled	—	—

Unvested as of December 31, 2008	86,300	$3.07

The aggregate fair value of options vested was $534,000 and $207,000 for 2008 and 2007, respectively.
As of December 31, 2008, the unrecognized cost related to the stock options awarded of $212,000 will be recognized over a weighted-average period of 1.9 years.
For share-based compensation recognized for the years ended December 31, 2008, 2007 and 2006, the Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2008	2007	2006
Weighted per share average fair value of options granted	$2.72	$4.08	$4.34
Assumptions:
Risk free interest rate	3.24%	4.60%	4.55%
Expected volatility	22.11%	19.06%	15.83%
Expected dividend yield	1.67%	.84%	.90%
Expected life of options granted	6.0 years	6.5 years	6.0 years

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
The Company plans to use Treasury stock to satisfy future stock option exercises.
Additional information regarding stock options outstanding as of December 31, 2008, is as follows:

Options Outstanding				Exercisable Options
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Exercise		Life	Exercise		Exercise
Prices	Shares	(Years)	Price	Shares	Price
$11.98	128,625	9.1	$11.98	64,525	$11.98
$14.35	85,500	8.6	$14.35	63,300	$14.35
$17.77	128,000	8.0	$17.77	128,000	$17.77
Restricted Stock:
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock
The following table presents the activity for Restricted Stock for the year ended December 31, 2008:

		Weighted Average
		Grant-
	Number of Shares	Date Fair Value
Unvested as of January 1, 2008	59,970	$17.63
Granted	92,559	11.98
Vested	(84,949)	13.38
Forfeited	—	—

Unvested as of December 31, 2008	67,580	$15.23

The fair value of restricted shares that vested during the years ended December 31, 2008, 2007 and 2006 was $1.1 million, $264,000 and $2.1 million, respectively. The weighted average grant date fair value of restricted stock granted during the year ended December 31, 2008 was $11.98 and for the year ended December 31, 2006 was $17.50. There were no restricted stock shares granted in 2007.
As of December 31, 2008, there was $921,000 of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 2.0 years.
Forty-three percent, or 29,085, of the remaining unvested restricted stock shares will vest in 2009, 24,095 shares in 2010, 7,200 shares will vest in 2011 and 7,200 shares will vest in 2012. All unvested restricted stock shares are expected to vest.

Employee Stock Ownership Plan: As part of the reorganization and stock offering completed in 2005, the Company established an ESOP for eligible employees of the Bank, and authorized the Company to lend the funds to the ESOP to purchase 699,659 or 3.6% of the shares issued in the initial public offering. Upon completion of the reorganization, the ESOP borrowed $4.4 million from the Company to purchase 437,287 shares of common stock. Additional shares of 59,300 and 203,072 were subsequently purchased by the ESOP in the open market at a total cost of $817,000 and $2.7 million in 2006 and 2005, respectively, with additional funds borrowed from the Company. The Bank intends to make annual contributions to the ESOP that will be adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP. The interest rate for the ESOP loan is the prime rate plus one percent, or 4.25% as of December 31, 2008. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of December 31, 2008 the outstanding principal and interest due was $5.3 million and principal payments of $2.6 million have been made on the loan since inception.
ESOP expense was $913,000, $1.0 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006. At December 31, 2008, there were 279,864 allocated and 419,795 unallocated ESOP shares and the unallocated shares had an aggregate fair value of $5.9 million.

Note 14.	INCOME TAXES
The components of the income tax (benefit) expense for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In Thousands)
Current	$4,572	$3,576	$3,789
Deferred	(5,528)	540	(421)

Total income tax (benefit) expense	$(956)	$4,116	$3,368

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	December 31,
	2008	2007
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$4,268	$3,611
Contribution carryforwards	—	296
Investment security losses	5,288	368
Pension and post-retirement liabilities	3,194	3,242
Stock incentive award plan	352	219
Other	465	265

Gross deferred tax assets	13,567	8,001

Deferred tax liabilities:
Unrealized gains on securities	(1,859)	(1,642)
Prepaid pension expense	—	(2,213)
Other	(232)	(183)

Gross deferred tax liabilities	(2,091)	(4,038)

Net deferred tax asset	$11,476	$3,963

As of December 31, 2008, management believes it is more likely than not that the deferred tax assets will be realized through future earnings and future reversals of existing taxable temporary differences. As of December 31, 2008 and 2007, our net deferred tax asset was $11.5 million and $4.0 million, respectively, and there was no valuation allowance.

Retained earnings at December 31, 2008 includes a contingency reserve for loan losses of approximately $1.2 million, which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income, and, if the reserve is used for purposes other than to absorb losses on loans, a Federal income tax liability could be incurred. It is not anticipated that the Company will incur a Federal income tax liability relating to this reserve balance, and accordingly, deferred income taxes of approximately $408,000 at December 31, 2008 have not been recognized.
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
Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the consolidated condensed financial statements. As a result, there was no cumulative effect related to adopting FIN 48. As of January 1, 2007, December 31, 2007 and December 31, 2008, there were no unrecognized tax benefits related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2005 through 2008.
As of January 1, 2007, December 31, 2007 and December 31, 2008, the Company has not accrued any interest related to uncertain tax positions.
For the years ended December 31, 2008, 2007 and 2006, a reconciliation of the anticipated income tax provision (computed by applying the Federal statutory income tax rate of 34% to income before income tax expense), to the provision for income taxes as reported in the statements of incomes is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Provision for income tax at statutory rate	$(865)	$4,230	$3,475
Increase (decrease) resulting from:
Increase in cash surrender value of Bank Owned Life Insurance	(130)	(125)	(115)
Dividend received deduction	(234)	(67)	(67)
Tax exempt interest and disallowed interest expense	(16)	(17)	(17)
Excess book basis of Employee Stock Ownership Plan	42	84	82
Compensation deduction limit	243	—	—
Other, net	4	11	10

Total provision for income taxes	$(956)	$4,116	$3,368

Note 15.	COMMITMENTS AND CONTINGENCIES
Leases: The Company leases certain of its branch offices under operating lease agreements which contain renewal options for periods up to fifteen years. In addition to rental payments, the branch leases require payments for executory costs. The Company also leases certain equipment under non-cancelable operating leases.
Future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows as of December 31, 2008:

(In Thousands)
2009	$774
2010	756
2011	737
2012	706
2013	692
Thereafter	10,356

$14,021

Total rental expense charged to operations for all cancelable and non-cancelable operating leases approximated $983,000, $780,000 and $566,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company, as a landlord, leases space to third party tenants under non-cancelable operating leases. In addition to base rent, the leases require payments for executory costs. Future minimum rental receivable under the non-cancelable leases are as follows as of December 31, 2008:

(In Thousands)
2009	$327
2010	327
2011	327
2012	318
2013	318
Thereafter	846

$2,463

Rental income is a reduction to occupancy and approximated $320,000, $346,000 and $119,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Employment and Change in Control Agreements: The Bank and the Company entered into an employment agreement, which was amended and restated effective January 1, 2009, with the Bank’s President and Chief Executive Officer, with an extension in December 2008 ending December 31, 2009, which may be extended only in the event the Bank serves written notice sixty days prior to the expiration date. An employment agreement was also entered into with the Bank’s Chief Operating Officer, which was amended and restated effective January 1, 2009, with an extension in December 2008 to continue through December 31, 2009. The Bank has also amended and restated effective January 1, 2009 employment agreements with three additional Executive Officers, (each, an “Executive Officer”); these agreements, with an extension in December 2008 will end on December 31, 2009, unless extended by written notice sixty days prior to the expiration date. One Executive Officer retains his three-year employment agreement, which will expire on December 31, 2009 and will be extended on an annual basis unless written notice of non-renewal is given by the Human Resources Committee. Under certain specified circumstances, the employment agreements require certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations. If the Bank chooses to terminate these employment agreements for reasons other than cause, or if the Executive Officer resigns from the Bank after specified circumstances that would constitute good reason, as defined in the employment agreement, would be entitled to receive a severance benefit in the amount of three times the sum of his or her base salary and his or her potential annual incentive compensation for the year of termination or, if higher, his or her actual annual incentive compensation for the year prior to the year of termination, payable in monthly installments over the employment agreement renewal period following termination. In addition, the Executive Officer will be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. In consideration for the compensation and benefits provided under their employment agreement, the Executive Officers are prohibited from competing with the Bank and the Company during the term of the employment agreements and for a period of two years following termination of employment for any reason.
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
The Bank and the Company have also entered into change in control and restrictive covenant agreements with three Executive Officers and four lending officers (each an “Additional Officer”). Each change in control and restrictive covenant agreement had an initial term that ended December 31, 2005, which has been and is extended on each January 1st for one additional year unless written notice is given by either party; provided, however, that no such notice by the Bank or the Company will be effective if a change in control or potential change in control has occurred prior to the date of such notice. If, following a change in control of the Bank or the Company, the Additional Officer’s employment is terminated without cause, or the Additional Officer voluntarily resigns upon the occurrence of circumstances specified in the agreements constituting good reason, the Additional Officer will receive a severance payment under the agreement equal to two times the sum of the Lending Officer’s annual base salary and their potential annual incentive compensation for the year of termination or, if higher, their actual annual incentive compensation for the year prior to the year of termination. The Additional Officer will also be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. The Bank will also provide the Additional Officer with a cash allowance for outplacement assistance in the amount of 20% of their annual base salary and annual incentive compensation taken into account to calculate the severance payment described above for expenses incurred during the 24 months following termination of employment.
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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral obligations as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In Thousands)
Commitments to extend credit:
Future loan commitments	$48,743	$70,993
Undisbursed construction loans	93,905	96,788
Undisbursed home equity lines of credit	113,725	104,769
Undisbursed commercial lines of credit	58,605	49,037
Standby letters of credit	12,231	12,312
Unused checking overdraft lines of credit	112	104

	$327,321	$334,003

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

Note 16.	REGULATORY MATTERS
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, 2007 and 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since then that management believes have changed the Bank’s category.
The following is a summary of the Bank’s regulatory capital amounts and ratios as December 31, 2008 and 2007 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy. Also included is a summary of Rockville Financial, Inc.’s regulatory capital and ratios as of December 31, 2008 and 2007:

			Required		Capitalized Under
			Minimun		Prompt Corrective
	Actual		Ratios		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Rockville Bank:
December 31, 2008
Total capital to risk weighted assets	$147,898	12.8%	$92,436	8.0%	$115,545	10.0%
Tier I capital to risk weighted assets	134,621	11.7	46,024	4.0	69,036	6.0
Tier I capital to total average assets	134,621	8.8	61,191	4.0	76,489	5.0

Rockville Bank:
December 31, 2007
Total capital to risk weighted assets	$137,212	13.7%	$80,124	8.0%	$100,155	10.0%
Tier I capital to risk weighted assets	126,099	12.6	40,031	4.0	60,047	6.0
Tier I capital to total average assets	126,099	9.5	53,094	4.0	66,368	5.0

Rockville Financial, Inc.:
December 31, 2008
Total capital to risk weighted assets	$162,068	14.2%	$91,306	8.0%	$114,132	10.0%
Tier I capital to risk weighted assets	148,791	12.9	46,137	4.0	69,205	6.0
Tier I capital to total average assets	148,791	10.4	57,227	4.0	71,534	5.0

Rockville Financial, Inc.:
December 31, 2007
Total capital to risk weighted assets	$166,647	16.6%	$80,312	8.0%	$100,390	10.0%
Tier I capital to risk weighted assets	155,534	15.5	40,138	4.0	60,207	6.0
Tier I capital to total average assets	155,534	11.7	53,174	4.0	66,468	5.0
The Company is also considered to be well capitalized under the regulatory framework specified by the Federal Reserve.
On October 8, 2008, Rockville Financial, Inc. made a $10.0 million capital contribution to Rockville Bank. This capital contribution has no affect to the capital amounts and ratios of Rockville Financial, Inc., but will increase Rockville Bank’s capital amounts and ratios at the time of the capital contribution.
Connecticut law restricts the amount of dividends that the Bank can pay based on retained earnings for the current year and the preceding two years. As of December 31, 2008, $13.6 million was available for the payment of dividends.

Note 17.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

		Unrealized
		Income on	Accumulated
	Minimum	Available-	Other
	Pension	For-Sale	Comprehensive
	Liability	Securities	(Loss) Income
	(In Thousands)
January 1, 2006	$(336)	$1,383	$1,047
Change	(4,070)	1,355	(2,715)

December 31, 2006	(4,406)	2,738	(1,668)
Change	976	451	1,427

December 31, 2007	(3,430)	3,189	(241)
Change	(4,272)	420	(3,852)

December 31, 2008	$(7,702)	$3,609	$(4,093)

The following table summarizes other comprehensive income and the related tax effects for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended
	December 31,
	2008	2007	2006
	(In Thousands)
Net (loss) income as reported	$(1,587)	$8,328	$6,854
Unrealized gain on securities available for sale	637	684	2,052
(Benefit) provision for income taxes	(217)	(233)	(697)

Net unrealized gain on securities available for sale	420	451	1,355

Change in funded status of pension and post-retirement defined benefit plans	(6,474)	1,479	(112)
Provision (benefit) for income taxes	2,202	(503)	38

Net change in funded status of pension and post-retirement defined benefit plans	(4,272)	976	(74)

Other comprehensive (loss) income, net of tax	(3,852)	1,427	1,281

Total comprehensive (loss) income	$(5,439)	$9,755	$8,135

Note 18.	PARENT COMPANY FINANCIAL INFORMATION
The parent company, Rockville Financial, Inc., a state-chartered mid-tier stock holding company was formed on December 17, 2004 to reorganize Charter Oak Community Bank Corp. from a state-chartered mutual holding company to a state-chartered two-tier mutual and stock holding company. It was inactive until it began operations on May 20, 2005 following the completion of the reorganization and the minority stock issuance. The following represents the Parent Company’s condensed statement of condition as of December 31, and 2008 and 2007 and condensed statements of income and cash flows for the year ended December 31, 2008 and 2007 and should be read in conjunction with the consolidated financial statements and related notes:
Condensed Statements of Condition

	December 31,
	2008	2007
	(In Thousands)
Assets:
Cash and due from banks	$7,386	$23,285
Accrued interest receivable	5	18
Deferred tax asset-net	18	307
Investment in Rockville Bank	131,604	126,935
Due from Rockville Bank	4,298	2,841
Other assets	2,634	3,227

Total Assets	$145,945	$156,613

Liabilities and Capital:
Accrued expenses and other liabilities	$168	$240
Shareholders’ equity	145,777	156,373

Total	$145,945	$156,613

Condensed Statements of Income

	For the Years ended
	December 31,
	2008	2007	2006
	(In Thousands)
Interest and dividend income:
Interest on investments	$224	$384	$470

Net interest income	224	384	470

Noninterest expenses:
Other	568	628	611

Total noninterest expense	568	628	611

Loss before tax benefit and equity in undistributed net income of Rockville Bank	(344)	(244)	(141)
Income tax benefit	116	82	47

Loss before equity in undistributed net income of Rockville Bank	(228)	(162)	(94)
Equity in undistributed net (loss) income of Rockville Bank	(1,359)	8,490	6,948

Net (loss) income	$(1,587)	$8,328	$6,854

Condensed Statements of Cash Flows

	For the Years ended
	December 31,
	2008	2007	2006
	(In Thousands)
Cash flows from operating activities:
Net (loss) income	$(1,587)	$8,328	$6,854
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock compensation expense	2,655	1,855	3,354
Undistributed income of Rockville Bank	1,359	(8,490)	(6,948)
Decrease in deferred tax benefit	289	441	276
Net change in assets and liabilities:
Accrued interest receivable	13	7	1
Net change in due from Rockville Bank	(1,457)	(753)	(2,088)
Other assets	594	(2,525)	(378)
Accrued expenses and other liabilities	45	124	(33)

Net cash provided by (used in) operating activities	1,911	(1,013)	1,038

Cash flows from investing activities:
Capital investment in Rockville Bank	(10,000)	—	—

Net cash used in investing activities	(10,000)	—	—

Cash flows from financing activities:
Acquisition of common stock by ESOP	—	—	(817)
Acquisition of common stock	(4,119)	(7,175)	(962)
Cash dividends paid on common stock	(3,691)	(3,008)	(1,555)

Net cash used in financing activities	(7,810)	(10,183)	(3,334)

Net decrease in cash and cash equivalents	(15,899)	(11,196)	(2,296)
Cash and cash equivalents — beginning of period	23,285	34,481	36,777

Cash and cash equivalents — end of year	$7,386	$23,285	$34,481

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,751	$2,001	$63
As of December 31, 2008 and 2007, the Company had not engaged in any business activities other than owning the common stock of Rockville Bank.

Note 19.	SELECTED QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED):
The following table presents quarterly financial information of the Company for the years ended December 31, 2008 and 2007:

	For the three months ended,
	December	September	June 30,	March 31,	December	September	June 30,	March 31,
	31, 2008	30, 2008	2008	2008	31, 2007	30, 2007	2007	2007
	(In Thousands, except earnings per share and stock prices)
Interest and dividend income	$19,983	$19,676	$18,940	$18,946	$19,244	$18,949	$18,158	$17,526
Interest expense	8,568	8,472	8,727	9,179	9,444	9,150	8,507	8,476

Net interest income	11,415	11,204	10,213	9,767	9,800	9,799	9,651	9,050
Provision for loan losses(1)	1,444	700	125	124	159	157	207	226

Net interest income after provision for loan losses	9,971	10,504	10,088	9,643	9,641	9,642	9,444	8,824
Noninterest (loss) income(2)	(786)	(9,955)	340	1,414	1,129	1,406	1,357	1,302
Other noninterest expense	7,829	8,233	8,356	9,344	7,952	7,651	7,433	7,265

Income before income taxes	1,356	(7,684)	2,072	1,713	2,818	3,397	3,368	2,861
Provision for income taxes	189	(2,382)	679	558	917	1,136	1,114	949

Net income (loss)	$1,167	$(5,302)	$1,393	$1,155	$1,901	$2,261	$2,254	$1,912

Basic and diluted earnings per share	$.06	$(0.29)	$.08	$.06	$0.10	$0.12	$0.12	$0.10

Stock Price (per share):
High	$15.50	$17.00	$14.50	$13.98	$15.33	$15.45	$15.90	$18.20
Low	$8.80	$12.00	$12.51	$9.75	$12.10	$12.87	$14.50	$14.24

(1)	The increase in the provision for loan losses in the third and fourth quarters of 2008 was a result of increased probable losses.

(2)	In the second quarter of 2008, noninterest income included other than temporary impairment charges of $1.2 million related to preferred stock of Freddie Mac and Fannie Mae. In the third quarter of 2008, noninterest income included other than temporary impairment charges of $9.8 million related preferred stock of Freddie Mac and Fannie Mae, $1.1 million related to one pooled trust preferred security, $395,000 related to one mutual fund and $208,000 related to four common stocks. In the fourth quarter of 2008, noninterest income included other than temporary impairment charges of $612,000 related to preferred stock of Freddie Mac and Fannie Mae, $191,000 related to one mutual fund and $914,000 related to eleven common stocks. Refer to Note 7 for additional information on other than temporary impairments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure as defined in Item 304 of Regulation S-K.

Item 9A.	Controls and Procedures
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.
The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears on page 71.

Item 9B.	Other Information
Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2009 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2008.

Item 11.	Executive Compensation
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2009 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2009 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2009 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2008.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2009 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2008.

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

3.	Exhibits:

3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed for Rockville Financial, Inc. on May 13, 2005)

3.2.1	Amendment dated December 12, 2007 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on December 12, 2007)

3.2.2	Amendment and restatement dated February 13, 2008 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on February 14, 2008)

3.3	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective January 1, 2009 filed herewith.

10.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective January 1, 2009 filed herewith.

10.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 filed herewith.

10.4	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Christopher E. Buchholz, effective January 1, 2009 filed herewith.

10.5	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2009 filed herewith.

10.6	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.7	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

10.8	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.8.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.9	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.10	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.11	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006)

14	Rockville Financial, Inc., Rockville Bank, Standards of Conduct Policy — Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)

21	Subsidiaries of Rockville Financial, Inc. and Rockville Bank filed herewith.

23	Consent of Independent Registered Public Accounting Firm filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rockville Financial, Inc.
By:	/s/ William J. McGurk
William J. McGurk
President, Chief Executive Officer and Director

and
By:	/s/ John T. Lund
John T. Lund
Senior Vice President, Chief Financial Officer and Treasurer

Date: March 11, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William J. McGurk	President, Chief Executive Officer and Director	March 11, 2009

William J. McGurk	(Principal Executive Officer)

/s/ John T. Lund	Senior Vice President, Chief Financial Officer	March 11, 2009

John T. Lund	and Treasurer
(Principal Financial and Accounting Officer)

/s/ Michael A. Bars	Vice Chairman	March 11, 2009

Michael A. Bars

Director

C. Perry Chilberg

/s/ David A. Engelson	Director	March 11, 2009

David A. Engelson

/s/ Pamela J. Guenard	Director	March 11, 2009

Pamela J. Guenard

/s/ Joseph F. Jeamel, Jr.	Executive Vice President and Director	March 11, 2009

Joseph F. Jeamel, Jr.

/s/ Raymond H. Lefurge, Jr.	Chairman	March 11, 2009

Raymond H. Lefurge, Jr.

/s/ Stuart E. Magdefrau	Director	March 11, 2009

Stuart E. Magdefrau

/s/ Thomas S. Mason	Director	March 11, 2009

Thomas S. Mason

/s/ Peter F. Olson	Director	March 11, 2009

Peter F. Olson

Signatures	Title	Date

/s/ Rosemarie Novello Papa	Director	March 11, 2009

Rosemarie Novello Papa

/s/ Richard M. Tkacz	Director	March 11, 2009

Richard M. Tkacz

EXHIBIT INDEX

Exhibit
Number	Description
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

10.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective January 1, 2009 filed herewith.

10.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective January 1, 2009 filed herewith.

10.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund effective January 2, 2009 filed herewith.

10.4	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Christopher E. Buchholz, effective January 1, 2009 filed herewith.

10.5	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2009 filed herewith.

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

1

Exhibit
Number	Description
10.8.1
First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.9
Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.10
Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.11
Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006)

14
Rockville Financial, Inc., Rockville Bank, Standards of Conduct Policy — Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)

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

2