Form 10-Q
period 2009-03-31
Rockville Financial Inc.
filed 2009-05-11
CIK 1311131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.
Commission File Number: 000-51239
ROCKVILLE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Connecticut	30-0288470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut	06066
(Address of principal executive offices)	(Zip Code)
(860) 291-3600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter prior that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
As of April 30, 2009, there were 19,555,655 shares of Registrant’s no par value common stock outstanding.

Rockville Financial, Inc.	2

Part I — FINANCIAL INFORMATION
     Item 1. Interim Financial Statements:
Rockville Financial, Inc.
Consolidated Statements of Condition
(In Thousands Except Share Amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$14,837	$14,607
Short-term investments	768	294

Total cash and cash equivalents	15,605	14,901
AVAILABLE FOR SALE SECURITIES-At fair value	133,648	141,250
HELD TO MATURITY SECURITIES-At amortized cost	23,108	24,138
LOANS HELD FOR SALE	2,055	—
LOANS RECEIVABLE (Net of allowance for loan losses of $12,850 in 2009 and $12,553 in 2008)	1,333,049	1,291,791
FEDERAL HOME LOAN BANK STOCK	17,007	17,007
ACCRUED INTEREST RECEIVABLE	4,959	4,636
DEFERRED TAX ASSET-Net	11,854	11,476
PREMISES AND EQUIPMENT-Net	16,489	16,405
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	9,794	9,705
OTHER ASSETS	1,194	694

TOTAL	$1,569,832	$1,533,073

LIABILITIES AND CAPITAL
LIABILITIES
DEPOSITS
Noninterest bearing	$115,889	$116,113
Interest bearing	961,156	926,395

Total deposits	1,077,045	1,042,508
MORTGAGORS AND INVESTORS ESCROW ACCOUNTS	3,637	6,077
ADVANCES FROM THE FEDERAL HOME LOAN BANK	325,835	322,882
ACCRUED EXPENSES AND OTHER LIABILITIES	15,841	15,829

Total liabilities	1,422,358	1,387,296

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,555,655 shares and 19,568,284 shares issued and outstanding (includes 142,560 shares and 156,780 shares of unvested restricted stock) at March 31, 2009 and December 31, 2008, respectively	85,249	85,249
Additional paid-in capital	3,612	3,380
Unallocated stock held by ESOP	(4,860)	(5,035)
Treasury stock, at cost (698,826 shares and 695,253 shares at March 31, 2009 and December 31, 2008, respectively)	(9,663)	(9,709)
Retained earnings	76,866	75,985
Accumulated other comprehensive loss, net of tax	(3,730)	(4,093)

Total stockholders’ equity	147,474	145,777

TOTAL	$1,569,832	$1,533,073

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc.	3

Rockville Financial, Inc.
Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans	$17,319	$16,772
Securities-interest	1,888	1,554
Securities-dividends	117	600
Interest bearing deposits	—	20

Total interest and dividend income	19,324	18,946

INTEREST EXPENSE:
Deposits	5,451	6,960
Borrowed funds	2,610	2,219

Total interest expense	8,061	9,179

Net interest income	11,263	9,767

PROVISION FOR LOAN LOSSES	299	124

Net interest income after provision for loan losses	10,964	9,643

NONINTEREST INCOME:
Service charges and fees	1,327	1,224
Net gain from sale of securities	69	190
Impairment loss on securities	(357)	—
Net gain from sales of loans	39	—
Loss from derivative financial instruments	(87)	—

Total noninterest income	991	1,414

NONINTEREST EXPENSE:
Salaries and employee benefits	4,822	5,371
Service bureau fees	1,014	957
Occupancy and equipment	1,148	1,044
Professional fees	344	494
Marketing and promotions	256	276
Insurance and FDIC assessments	376	113
Other	1,144	1,089

Total noninterest expense	9,104	9,344

INCOME BEFORE INCOME TAXES	2,851	1,713

PROVISION FOR INCOME TAXES	935	558

NET INCOME	$1,916	$1,155

(Continued)

Rockville Financial, Inc.	4

Rockville Financial, Inc.
Consolidated Statements of Income — Continued
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Net income per share (see Note 2):
Basic	$0.10	$0.06
Diluted	0.10	0.06

Weighted average shares outstanding:
Basic	18,441,812	18,609,502
Diluted	18,441,812	18,609,502
See accompanying notes to consolidated financial statements.

Rockville Financial, Inc.	5

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity — Unaudited
(In Thousands, Except Share Amounts)

				Unallocated
				Common				Accumulated
			Additional	Shares				Other	Total
	Common Stock		Paid in	Held by	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	ESOP	Earnings	Shares	Amount	(Loss) Income	Equity
Balance at January 1, 2009	19,568,284	$85,249	$3,380	$(5,035)	$75,985	695,253	$(9,709)	$(4,093)	$145,777

Net income	—	—	—	—	1,916	—	—	—	1,916
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	146	146
Change in accumulated other comprehensive income related to employee benefit plans, net of tax	—	—	—	—	—	—	—	217	217

Total comprehensive income									2,279

Common stock repurchased	—	—	—	—	—	20,000	(198)	—	(198)
Stock compensation expense	(9,200)	—	418	175	—	—	—	—	593
Treasury stock issued	—	—	(152)	—	(92)	(16,427)	244	—	—
Cancellation of shares for tax withholding	(3,429)	—	(34)	—	—	—	—	—	(34)
Dividends paid, $0.05 per common share	—	—	—	—	(943)	—	—	—	(943)

Balance at March 31, 2009	19,555,655	$85,249	$3,612	$(4,860)	$76,866	698,826	$(9,663)	$(3,730)	$147,474

     See accompanying notes to consolidated financial statements.

Rockville Financial, Inc.	6

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows — Unaudited
(In Thousands)

	For the Three Months
	Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,916	$1,155
Adjustments to reconcile net income to net cash provided by operating activities:
	(46)	—
Stock compensation expense	559	1,263
Provision for loan losses	299	124
Net gain from sale of securities	(69)	(190)
Impairment loss on securities	357	—
Loans originated for sale	(4,326)	—
Proceeds from sales of loans held for sale	2,271	—
Depreciation and amortization	409	362
Deferred income tax (benefit) expense	(566)	443
Increase in cash surrender value of bank owned life insurance	(89)	(95)
Change in assets and liabilities:
Deferred loan fees and premiums	305	101
Accrued interest receivable	(323)	(138)
Other assets	(253)	83
Accrued expenses and other liabilities	341	(2,000)

Net cash provided by operating activities	785	1,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	285	810
Proceeds from calls and maturities of available for sale securities	500	5,000
Principal payments on available for sale mortgage-backed securities	6,551	4,668
Principal payments on held to maturity mortgage-backed securities	1,047	280
Purchase of available for sale securities	(12)	(20,736)
Purchase of held to maturity securities	—	(15,025)
Purchase of Federal Home Loan Bank stock	—	(793)
Proceeds from sales of loans	191	8,000
Purchase of loans	(2,529)	—
Net increase in loans	(39,524)	(25,863)
Purchases of premises and equipment	(499)	(433)

Net cash used in investing activities	(33,990)	(44,092)

Rockville Financial, Inc.	7

Rockville Financial, Inc.
Consolidated Statements of Cash Flows — Continued
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchased	(198)	(651)
Net (decrease) increase in noninterest bearing deposits	(224)	1,333
Net increase in interest bearing deposits	34,761	49,041
Decrease in mortgagors’ and investors’ escrow accounts	(2,440)	(2,421)
Net short-term advances (payments) from Federal Home Loan Bank	10,000	(22,000)
Proceeds from Federal Home Loan Bank advances	—	21,000
Repayments of Federal Home Loan Bank advances	(7,047)	(43)
Cash dividends paid on common stock	(943)	(958)

Net cash provided by financing activities	33,909	45,301

NET INCREASE IN CASH AND CASH EQUIVALENTS	704	2,317
CASH AND CASH EQUIVALENTS — Beginning of period	14,901	23,998

CASH AND CASH EQUIVALENTS — End of period	$15,605	$26,315

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,109	$9,086
Income taxes	901	1
See accompanying notes to consolidated financial statements.

Rockville Financial, Inc.	8

Rockville Financial, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
1. Basis of Presentation and Principles of Consolidation
The consolidated interim financial statements and the accompanying notes presented in this report include the accounts of Rockville Financial, Inc., its wholly-owned subsidiary Rockville Bank, and the Bank’s wholly-owned subsidiaries, The SBR Mortgage Company, The SBR Investment Corp. and Rockville Financial Services, Inc.
The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the Company’s 2008 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Certain reclassifications have been made in the March 31, 2008 repayments of Federal Home Loan Bank advances in the consolidated statements of cash flows in order to conform to the reclassifications made as of June 30, 2008. Previously, Federal Home Loan Bank net short-term borrowings were presented net against long-term advances from the Federal Home Loan Bank. This reclassification to Federal Home Loan Bank advances did not have any effect on the 2008 net cash provided by financing activities in the consolidated statements of cash flows.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, pension assumptions, stock compensation expense, uncertain tax positions, deferred tax assets and the evaluation of available for sale securities for other-than-temporary impairment.
2. Earnings Per Share
The following table set forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	For the Three Months
	Ended March 31,
	2009	2008
Net income (in thousands)	$1,916	$1,155

Weighted-average basic shares outstanding (1)	18,441,812	18,609,502
Diluted effect of stock options	—	—

Weighted-average diluted shares (1)	18,441,812	18,609,502

Earnings per share:
Basic	$0.10	$0.06

Diluted	$0.10	$0.06

Rockville Financial, Inc.	9

(1)	Weighted-average shares outstanding for 2008 have been adjusted retrospectively for restricted shares that were determined to be “participating” in accordance with Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.
Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Unvested restricted shares are included in the weighted-average number of common shares outstanding for basic earnings per share calculations. The Company’s common stock equivalents relate solely to stock options issued and outstanding. All shares of restricted stock are included in average basic shares outstanding for 2009 and 2008. The 2008 shares outstanding of basic and dilutive shares were restated to comply with FSP EITF 03-6-1; the result of its implementation did not have a material affect on the Company’s consolidated financial position. Most options to purchase shares of common stock that were issued and outstanding were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.
3. Recent Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). This FASB staff position amends FASB Statement No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This FASB staff position becomes effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting FSP FAS 132(R)-1 on the consolidated financial statements, but it is not expected to have a material impact.
In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP 142-3 was effective January 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. The Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement was effective January 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(revised 2007) (“SFAS 141R”), Business Combinations. The Statement requires that all business combinations be accounted for under the “acquisition method.” The Statement requires that the assets, liabilities and noncontrolling interests of a business combination be measured at fair value at the acquisition date. The acquisition date is defined as the date an acquirer obtains control of the entity, which is typically the closing date. The Statement requires that all acquisition and restructuring related costs be expensed as incurred and that any contingent consideration be measured at fair value and recorded as either equity or a liability with the liability remeasured at fair value in subsequent periods. The Statement was effective January 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51. The Statement requires that a noncontrolling interest (formerly minority interest) be measured at fair value at the acquisition date and

Rockville Financial, Inc.	10

be presented in the equity section on the balance sheet. The Statement requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions with no resulting gain or loss. If control is lost, the noncontrolling interest is remeasured to fair value and a gain or loss is recorded. The Statement was effective January 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
In June 2008, the FASB issued Staff Position No. EITF 03-6-1 (“FSP 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings Per Share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of FSP 03-6-1. Early application is not permitted. The adoption of FSP 03-6-1 did not have a material impact on the Company’s consolidated financial statements.
In October, 2008, the FASB issued FSP No. 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. The Company applied the guidance contained in FSP 157-3 in determining fair values at December 31, 2008, and it did not have a material impact on the consolidated financial statements.
In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1 (“FSP 99-20-1”), Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. FSP 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. This Statement became effective for the Company on January 1, 2009 and did not have a material impact on its consolidated financial statements.
In April 2009, the FASB issued FSP No. 115-2 (“FSP 115-2”), Recognition and Presentation of Other-Than-Temporary Impairments. FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.
In April 2009, the FASB issued FSP No. 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.

Rockville Financial, Inc.	11

In April 2009, the FASB issued FSP No. 107-1 (“FSP 107-1”), Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not elected early application of this FSP and does not anticipate the adoption will have a material impact on the Company’s consolidated financial statements.
4. Other-than-temporary Impairments
Debt and equity securities are classified as “available for sale” and recorded at fair value, with unrealized gains or losses excluded from earnings and recorded as other comprehensive income, net of tax in the Consolidated Statements of Condition. Management can designate certain debt securities as “held to maturity” which are carried at amortized cost. “Held to maturity” securities are debt securities that management has the positive intent and ability to hold to maturity. As of March 31, 2009, management has classified $23.1 million of securities as “held to maturity” on the balance sheet with a market value of $24.3 million. On a quarterly basis, securities with unrealized depreciation for twelve or more consecutive months and other securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. It is then determined whether the decline in value results from company-specific events, industry developments, general economic conditions or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale and held to maturity securities below their cost that are deemed to be other-than-temporary are reflected in earnings.
During the three months ended March 31, 2009, we recorded an other-than-temporary impairment charge of $357,000, of which, $292,000 is related to three common stock securities. The charge for the impairment was computed using the closing prices of the securities as of the date of the impairment. The Company’s remaining investment in these three common stock securities was $776,000 with no unrealized gain or loss at March 31, 2009. During the three months ended March 31, 2009, we recorded an other-than-temporary impairment charge of $65,000 related to one mutual fund. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this mutual fund was $1.6 million with no unrealized gain or loss at March 31, 2009. The Company will continue to review its entire portfolio for other than temporarily impaired securities with additional attention being given to high risk securities such as the preferred stock of Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Corporation (“Fannie Mae”) held by the Company.
Management believes the policy for evaluating securities for other-than-temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income. The aggregate unrealized loss for securities in an unrealized loss position for 12 or more consecutive months as of March 31, 2009 consisted of securities that management believes are not other than temporarily impaired as management has the intent and ability to hold these investments until their fair value recovers, which may be maturity in the case of debt securities.
5. Fair Value Measurements
SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities based upon a three-tier hierarchy, and expands disclosures about fair value measurements but does not expand the use of fair value in any new circumstances. The fair value hierarchy is as follows:

Level 1:	Quoted prices are available in active markets for identical investments as of the reporting date. The quoted price is not adjusted because of the size of the position relative to trading volume.

Rockville Financial, Inc.	12

Level 2:	Pricing inputs are observable for the asset or liability, either directly or indirectly but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies.

Level 3:	Pricing inputs are unobservable for the assets and liabilities and include situations where there is little, if any, market activity and the determination of fair value requires significant judgment or estimation. In recent cases the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such instances, the determination of which category within the fair value hierarchy is appropriate for any given asset or liability is based on the lowest level of input that is significant to the fair value of the asset or liability.
Items Measured at Fair Value on a Recurring Basis: The following valuation methodologies are used for assets and liabilities recorded at fair value on a recurring basis:
Available for Sale Securities: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury debt securities, equity securities and mutual funds. Level 2 securities include U.S. government agency obligations, U.S. government sponsored enterprises, mortgage-backed securities and corporate debt securities. Level 3 securities include thinly traded equity securities and a private placement security.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis:

		Fair Value Measurements
		At March 31, 2009, Using:
		(In thousands)
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities	$133,648	$13,541	$118,597	$1,510

Total Assets Measured at Fair Value	$133,648	$13,541	$118,597	$1,510

		Fair Value Measurements
		At December 31, 2008, Using:
		(In thousands)
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available for Sale Securities	$141,250	$14,958	$124,178	$2,114

Total Assets Measured at Fair Value	$141,250	$14,958	$124,178	$2,114

Other Liabilities(1)	$338	$338	$—	$—

Total Liabilities Measured at Fair Value	$338	$338	$—	$—

(1)	Deferred Directors compensation and supplemental savings and retirement plans.

Rockville Financial, Inc.	13

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2009 and 2008 are summarized in the following tables:

Investment
Securities
Available-for-
Sale
(In thousands)

Balance of recurring Level 3 assets at January 1, 2009	$2,114
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	—
Included in other comprehensive income	(355)
Purchases, sales, issuances and settlements, net	(8)
Transfers in and/or out of Level 3	(241)

Balance of recurring Level 3 assets at March 31, 2009	$1,510

Investment
Securities
Available
for Sale
(In thousands)
For the three
months ended
March
31, 2008
Balance of recurring Level 3 assets at January 1, 2008	$308
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	—
Included in other comprehensive income	—
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3

Balance of recurring Level 3 assets at March 31, 2008	$308

Items Measured at Fair Value on a Non-Recurring Basis:
The following is a description of the valuation methodologies used for certain assets that are recorded at fair value on a non-recurring basis:
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
The following table presents the Company’s assets measured at fair value on a non-recurring basis for the three months ended March 31, 2009:

Rockville Financial, Inc.	14

Assets Recorded at Fair Value on a Non-recurring Basis:
The following table presents the Company’s assets measured at fair value on a non-recurring basis for the three months ended March 31, 2009 and 2008:

		Fair Value Measurements
		At March 31, 2009, Using:
		(In thousands)
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired Loans	8,010	—	—	8,010

Total Assets Measured at Fair Value	$8,010	$—	$—	$8,010

		Fair Value Measurements
		At March 31, 2008, Using:
		(In thousands)
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired Loans	$1,884	$—	$—	$1,884

Loan Servicing Rights	87			87

Goodwill	1,070			1,070

Total Assets Measured at Fair Value	$3,041	$—	$—	$3,041

There were no liabilities reported at fair value on a non-recurring basis on the balance sheet for the three months ended March 31, 2009.
6. Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio at March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Real estate loans:
Residential	$773,065	$746,041
Commercial	367,815	351,474
Construction	84,806	89,099
Commercial business loans	109,976	106,684
Installment, collateral and other loans	9,126	9,629

Total loans	1,344,788	1,302,927

Net deferred loan costs and premiums	1,111	1,417
Allowance for loan losses	(12,850)	(12,553)

Loans, net	$1,333,049	$1,291,791

Rockville Financial, Inc.	15

Changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008 are as follows:

	For the Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Balance, beginning of period	$12,553	$10,620
Provision for loan losses	299	124
Loans charged-off	(7)	(27)
Recoveries of loans previously charged-off	5	31

Balance, end of period	$12,850	$10,748

7. Benefit Plans
The amounts related to the Pension Plan, Supplemental Plans and the SERPs are reflected in the tables that follow as “Pension Plans”.
Components of Net Periodic Benefit Cost

	Pension Plans		Post-Retirement Benefits
	Three Months Ended March 31,
	2009	2008	2009	2008
	(In thousands)
Service cost	$236	$217	$2	$2
Interest cost	308	295	27	24
Expected return on plan assets	(263)	(334)	—	—
Amortization of net actuarial losses	239	132	7	5
Amortization of prior service cost	78	78	5	5
Amount recognized due to settlement	—	118	—	—

Net periodic benefit cost	$598	$506	$41	$36

No contributions have been made to the pension plan for the three months ended March 31, 2009. During the three months ended March 31, 2009, the Company contributed $17,000 to the post-retirement benefit plan. The Company anticipates contributing an additional $95,000 during the year ended December 31, 2009 to the post-retirement benefit plan. The Company plans to contribute $1.7 million to the pension plan for the 2009 plan year.
The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested instead of the matching contribution previously provided to participants of the 401(k) Plan. The 401(k) expense for the three months ended March 31, 2009 and 2008 was $99,000 and $84,000, respectively.
8. Stock Based Compensation
The Board of Directors and stockholders of the Company approved the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) in 2006. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options in connection with Awards under the Plan. As of March 31, 2009, there were 31,907 restricted stock shares and 416,700 stock options that remain available for future grants under the Plan.

Rockville Financial, Inc.	16

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $406,000, with a related tax benefit recorded of $138,000, for the three months ended March 31, 2009 of which Director share-based compensation expense recognized (in the consolidated statement of income as other noninterest expense) was $91,000 and officer share-based compensation expense recognized (in the consolidated statement of income as salaries and benefit noninterest expense) was $315,000. The total charge of $406,000 includes $14,000 related to 1,548 vested restricted shares used for income tax withholding payments on behalf of certain executives which occurred in the first quarter of 2009.
On March 16, 2009, the Board of Directors Stock Award Committee awarded 17,975 shares of restricted stock to executive officers (net of 1,548 shares which were used by the executives for income tax withholding as described above) with a fair value of $161,000, net of estimated forfeitures, as measured on the grant date. The Board of Directors Stock Award Committee also awarded stock options to purchase 126,250 shares of the Company’s stock with a grant date fair value of $374,000, net of estimated forfeitures, to both executive officers and Directors of the Company. The stock options were granted with an exercise price of $9.24 per share and the right to exercise the stock options expires March 16, 2019. Twenty percent of the restricted stock and stock options vested immediately with the remaining award vesting twenty percent annually over the next four years.
Stock Options:
The following table presents the activity related to stock options under the Plan for the three months ended March 31, 2009:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(In thousands)

Stock options outstanding at January 1, 2009	342,125	$14.74
Granted	126,250	9.24
Exercised	—	—
Forfeited or expired	(22,500)	14.70

Stock options outstanding at March 31, 2009	445,875	$13.18	8.7	$—

Options exercisable at March 31, 2009	319,440	$14.09	8.5	$—

The aggregate fair value of vested options was $225,000 and $161,000 for the three months ended March 31, 2009 and 2008, respectively.
As of March 31, 2009, the unrecognized cost related to the stock options awarded of $352,000 will be recognized over a weighted-average period of 3.2 years.
For share-based compensation recognized for the three months ended March 31, 2009, the Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted Additional options were granted during March 2009. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2009	2008
Weighted per share average fair value of options granted	$3.05	$2.72
Assumptions:
Risk free interest rate	2.23%	3.24%
Expected volatility	39.85%	22.11%
Expected dividend yield	2.16%	1.67%
Expected life of options granted	6 years	6 years
The expected volatility was determined using both the Company’s historical trading volatility as well as the historical volatility of an index published by SNL Financial for mutual holding company’s common stock over the expected average life of the options. The index was used as the Company’s stock has only been publicly traded since May 23, 2005.
The Company estimates option forfeitures using historical data on participant terminations.
The expected life of stock options granted is derived using the simplified method and represents the period of time that stock options granted are expected to be outstanding.

Rockville Financial, Inc.	17

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
The following table presents the activity for restricted stock for the three months ended March 31, 2009:

		Weighted Average
	Number	Grant-
	of Shares	Date Fair Value

Unvested as of January 1, 2009	67,580	$15.23
Granted	16,427	9.24
Vested	(12,627)	10.46
Forfeited	(9,200)	13.57

Unvested as of March 31, 2009	62,180	$14.86

The fair value of restricted shares that vested during the three months ended March 31, 2009 and 2008 was $136,000 and $922,000, respectively. The weighted average grant date fair value of restricted stock granted during the three months ended March 31, 2009 and 2008 was $9.24 and $11.98, respectively. As of March 31, 2009, there was $808,000 of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 2.2 years.
Of the remaining unvested restricted stock, 20,485 shares will vest in 2009, 23,445 shares in 2010, 7,950 in 2011, 7,950 in 2012 and 2,350 in 2013. All unvested restricted stock shares are expected to vest.
Employee Stock Ownership Plan: The interest rate for the ESOP loan is the prime rate plus one percent, or 4.25% at March 31, 2009. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of March 31, 2009, the outstanding principal and interest due was $5.3 million, and principal payments of $2.6 million have been made on the loan since inception.
ESOP expense for the three months ended March 31, 2009 and 2008 was $187,000 and $202,000, respectively. At March 31, 2009, there were 279,864 allocated and 419,795 unreleased ESOP shares; and the unreleased shares had an aggregate fair value of $3.8 million.
9. Income Taxes
Effective January 1, 2007, the Company adopted the provisions of FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 and there was no material effect on the consolidated financial statements. As a result, there was no cumulative effect related to adopting FIN 48. As of March 31, 2009 and December 31, 2008, there were no unrecognized tax benefits related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2005 through 2008.
As of March 31, 2009 and December 31, 2008, the Company has not accrued any interest and penalties related to certain tax positions.

Rockville Financial, Inc.	18

10. Accumulated Other Comprehensive (Loss) Income
Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

		Unrealized	Accumulated
	Minimum	Income on	Other
	Pension	Available-For-	Comprehensive
	Liability	Sale Securities	(Loss) Income
		(In thousands)
January 1, 2009	$(7,702)	$3,609	$(4,093)
Change	217	146	363

March 31, 2009	$(7,485)	$3,755	$(3,730)

The following table summarizes other comprehensive income and the related tax effects for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net income as reported	$1,916	$1,155
Unrealized gain (loss) on securities available for sale	221	(1,037)
Provision (benefit) for income taxes	75	(352)

Net unrealized gain (loss) on securities available for sale	146	(685)

Change in funded status of pension and post-retirement defined benefit plans	329	465
Provision for income taxes	112	158

Net change in funded status of pension and post-retirement defined benefit plans	217	307

Other comprehensive income (loss), net of tax	363	(378)

Total comprehensive income	$2,279	$777

11. Commitments and Contingencies
Financial Instruments With Off-Balance Sheet Risk
In the normal course of business, the Company is a party to financial instruments with off-balance sheet commitments to extend credit, undisbursed portions of construction loans, unused commercial and consumer lines of credit and standby letters of credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral obligations become worthless as it may for on-balance sheet instruments. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.

Rockville Financial, Inc.	19

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(In thousands)
Commitments to extend credit:
Future loan commitments	$46,853	$48,743
Undisbursed construction loans	97,343	93,905
Undisbursed home equity lines of credit	116,720	113,725
Undisbursed commercial lines of credit	55,774	58,605
Standby letters of credit	13,414	12,231
Unused checking overdraft lines of credit	112	112

	$330,216	$327,321

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.
12. Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Bank was classified at its most recent notification as “well capitalized.” At March 31, 2009, the Company and the Bank exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

Rockville Financial, Inc.	20

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of March 31, 2009 and December 31, 2008 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Rockville Bank:
March 31, 2009
Total capital to risk weighted assets	$150,202	12.6%	$95,366	8.0%	$119,208	10.0%
Tier I capital to risk weighted assets	136,622	11.5	47,521	4.0	71,281	6.0
Tier I capital to total average assets	136,622	8.8	62,101	4.0	77,626	5.0

Rockville Bank:
December 31, 2008
Total capital to risk weighted assets	$147,898	12.8%	$92,436	8.0%	$115,545	10.0%
Tier I capital to risk weighted assets	134,621	11.7	46,024	4.0	69,036	6.0
Tier I capital to total average assets	134,621	8.8	61,191	4.0	76,489	5.0

Rockville Financial, Inc.:
March 31, 2009
Total capital to risk weighted assets	$163,706	13.8%	$94,902	8.0%	$118,628	10.0%
Tier I capital to risk weighted assets	150,126	12.6	47,659	4.0	71,489	6.0
Tier I capital to total average assets	150,126	9.7	61,908	4.0	77,385	5.0

Rockville Financial, Inc.:
December 31, 2008
Total capital to risk weighted assets	$162,068	14.2%	$91,306	8.0%	$114,132	10.0%
Tier I capital to risk weighted assets	148,791	12.9	46,137	4.0	69,205	6.0
Tier I capital to total average assets	148,791	10.4	57,227	4.0	71,534	5.0
The Company is also considered to be well capitalized under the regulatory framework specified by the Federal Reserve.
Connecticut law restricts the amount of dividends that the Bank can pay based on earnings for the current year and the preceding two years. As of March 31, 2009, $8.7 million was available for payment of dividends.

Rockville Financial, Inc.	21

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
Factors that could cause this difference — many of which are beyond our control — include without limitation the following:
•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect us or our businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	Strong competition within our market area may limit our growth and profitability.

•	We may not manage the risks involved in the foregoing as well as anticipated.

•	We recently opened new branches which may not become profitable as soon as anticipated, if at all.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•	Our stock value may be negatively affected by federal regulations restricting takeovers and our mutual holding company structure.

•	Persons who purchase our stock will own a minority of Rockville Financial, Inc.’s common stock and might not be able to exercise voting control over most matters put to a vote of stockholders.

•	When we declare dividends on our common stock, Rockville Financial MHC, Inc. might be prohibited from waiving the receipt of dividends by current Federal Reserve Board policy.

•	Further implementation of our stock benefit plans could increase our costs, which could reduce our income.

Rockville Financial, Inc.	22

•	Because we intend to continue to increase our commercial real estate and commercial business loan originations, our lending risk may increase, and downturns in the real estate market or local economy could adversely affect our earnings.

•	The trading volume in our stock is less than in larger publicly traded companies which can cause price volatility, hinder your ability to sell our common stock and may lower the market price of the stock.

•	The recently enacted Emergency Economic Stabilization Act (“EESA”) of 2008 is expected to have a profound effect on the financial services industry. The effect of programs developed under EESA, including the Troubled Asset Recovery and Capital Purchase Programs in which we presently have no intention to participate, could dramatically change the competitive environment in which we operate.
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

Rockville Financial, Inc.	23

Overview
Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed on December 17, 2004. Rockville Financial MHC, Inc. holds fifty-five percent of the Company’s common stock, and the Company holds of all the common stock of Rockville Bank (“the Bank”). The Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and twenty one branches located in Hartford, New London and Tolland Counties in Connecticut. The Bank’s deposits are insured under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.
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
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to allowance for loan losses, other-than-temporary impairment of investment securities, income taxes, pension and other post-retirement benefits and stock compensation.
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
The analysis has two components: specific and general allowances. The specific allowance relates to loans classified as impaired where an allowance is measured by determining an expected shortfall in collection or, for collateral-dependent loans, the shortfall of the fair value of the collateral adjusted for market conditions and selling expenses compared to the outstanding loan balance. The general allowance is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. Historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations are also considered. This analysis establishes factors that are applied to the loan groups to determine the amount of this component of the allowance.

Rockville Financial , Inc .	24

Other-than-temporary Impairment of Securities: Debt and equity securities are classified as “available for sale” and recorded at fair value, with unrealized gains or losses excluded from earnings and recorded as other comprehensive income, net of tax in the Consolidated Statements of Condition. On a quarterly basis, securities with unrealized depreciation for twelve or more consecutive months and other securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. It is assessed whether the decline in value is from company-specific events, industry developments, general economic conditions or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings. Management believes the policy for evaluating securities for other-than-temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income.
During the three months ended March 31, 2009, we recorded an other-than-temporary impairment charge of $357,000, of which, $292,000 is related to three common stock securities. The charge for the impairment was computed using the closing prices of the securities as of the date of the impairment. The Company’s remaining investment in these three common stock securities was $776,000 with no unrealized gain or loss at March 31, 2009. During the three months ended March 31, 2009, we recorded an other-than-temporary impairment charge of $65,000 related to one mutual fund. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this mutual fund was $1.6 million with no unrealized gain or loss at March 31, 2009. The Company will continue to review its entire portfolio for other-than-temporary impaired securities with additional attention being given to high risk securities such as the preferred stock of Freddie Mac and Fannie Mae held by the Company.
Income Taxes: We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by an allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1999 through March 31, 2009; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of March 31, 2009, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of March 31, 2009, our net deferred tax asset was $11.9 million and there was no valuation allowance.
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

Rockville Financial , Inc .	25

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
While management believes the assumptions used to estimate expenses related to pension and other post-retirement benefits are reasonable and appropriate, actual experience may significantly differ. The pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our Pension Plan assets of 8.25% and a discount rate of 6.30% for the year ended December 31, 2008. In developing our expected long-term rate of return assumption, we evaluated input from our actuary and investment consultant, including their review of asset class return expectations as well as long-term inflation assumptions, and their review of historical returns based on the current target asset allocations of 62% equity securities, 33% debt securities and 5% real estate. We regularly review our asset allocation and periodically rebalance our investments when considered appropriate. While all future forecasting contains some level of estimation error, we continue to believe that 8.25% falls within a range of reasonable long-term rate of return expectations for our pension plan assets. In accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R, the Company recognizes the funded status of defined benefit plans in its consolidated statement of condition and measures its plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position.
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
Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage servicing income, bank owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy and equipment, service bureau fees, and other noninterest expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the three months ended March 31, 2009 and 2008.

Rockville Financial , Inc .	26

Income Statement Summary

	For the Three Months Ended
	March 31,
	2009	2008	Change
	(In thousands)
Net interest income	$11,263	$9,767	$1,496
Provision for loan losses	299	124	175
Noninterest income	991	1,414	(423)
Noninterest expense	9,104	9,344	(240)

Income before income taxes	2,851	1,713	1,138
Provision for income taxes	935	558	377

Net income	$1,916	$1,155	$761

Net income increased by $761,000, or 65.9%, to $1.9 million for the quarter ended March 31, 2009 from $1.2 million for the same period in the prior year. The increase in net income primarily resulted from an increase in net interest income of $1.5 million, or 15.3%, partially offset by a decline in noninterest income of $423,000, or 29.9% and an increase in provision for loan losses of $175,000, or 141.1% and an increase in the provision for income taxes of $377,000, or 67.6%. Income before taxes increased $1.1 million or 66.4% to $2.9 million for the quarter ending March 31, 2009 from $1.7 million for the same period in the prior year.
Net Interest Income Analysis
Average Balance Sheets, Interest and Yields/Costs: The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with nonaccrual loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

Rockville Financial , Inc .	27

	Three Months Ended March 31,
	2009			2008
	Average	Interest and	Yield/	Average	Interest and
	Balance	Dividends	Cost	Balance	Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,312,229	$17,319	5.28%	$1,123,889	$16,772	5.97%
Investment securities	162,203	2,005	4.94	146,928	1,986	5.41
Federal Home Loan Bank stock	17,007	0	0.00	11,633	168	5.78
Other earning assets	638	0	0.00	3,312	20	2.42

Total interest-earning assets	1,492,077	19,324	5.18	1,285,762	18,946	5.89

Noninterest-earning assets	59,483			56,988

Total assets	$1,551,560			$1,342,750

Interest-bearing liabilities:
NOW and money market accounts	$284,991	738	1.04	$210,813	1,022	1.94
Savings accounts (5)	127,697	167	0.52	124,852	197	0.63
Time deposits	529,665	4,546	3.43	530,177	5,741	4.33

Total interest-bearing deposits	942,353	5,451	2.31	865,842	6,960	3.21
Advances from the Federal Home Loan Bank	331,274	2,610	3.15	209,366	2,219	4.24

Total interest-bearing liabilities	1,273,627	8,061	2.53%	1,075,208	9,179	3.41%

Noninterest-bearing liabilities	131,055			109,730

Total liabilities	1,404,682			1,184,938
Shareholders’ equity	146,878			157,812

Total liabilities and shareholders’ equity	$1,551,560			$1,342,750

Net interest income		$11,263			$9,767

Net interest rate spread (2)			2.65%			2.48%

Net interest-earning assets (3)	$218,450			$210,554

Net interest margin (4)			3.02%			3.04%

Average interest-earning assets to average interest-bearing liabilities			117.15%			119.58%

(1)	Includes loans held for sale.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

(5)	Includes mortgagor’s and investor’s escrow accounts.

Rockville Financial , Inc .	28

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

	Three Months Ended
	March 31, 2009
	Compared to
	March 31, 2008
	Increase (Decrease
	Due To
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$1,763	$(1,216)	$547
Securities interest, dividends & income from other assets	319	(488)	(169)

Total interest-earning assets	2,082	(1,704)	378

Interest expense:
NOW and money market accounts	876	(1,160)	(284)
Savings accounts	5	(35)	(30)
Time deposits	(5)	(1,190)	(1,195)

Total interest-bearing deposits	876	(2,385)	(1,509)
FHLB Advances	699	(308)	391

Total interest-bearing liabilities	1,575	(2,693)	(1,118)

Change in net interest income	$507	$989	$1,496

Net Interest Income: Net interest income before the provision for loan loss was $11.3 million for the three months ended March 31, 2009, compared to $9.8 million for the same period in the prior year. The $1.5 million, or 15.3%, increase in our net interest income is primarily due to a $7.9 million, or 3.8%, increase in average net interest-earning assets, partially offset by a 2 basis point decline in our net interest margin. Average earning assets increased by $206.3 million, or 16.1%, to $1.5 billion for the three months ended March 31, 2009 when compared to the same period in the prior year. The increase in the average net interest-earning assets and average earning assets reflects the net impact of continued strong loan growth funded by NOW and money market accounts. Our net interest margin declined 2 basis points to 3.02% for the three months ended March 31, 2009 from 3.04% for the same period in the prior year. Our net interest rate spread increased 17 basis points due to a decrease in our cost of funds of 88 basis points resulting from the decline in interest rates in 2008 and the first quarter of 2009, which was partially offset by a 71 basis point decrease in our earning asset yield.
Interest and Dividend Income: Interest and dividend income increased by $378,000, or 1.9%, to $19.3 million for the three months ended March 31, 2009 from $18.9 million for the same period in the prior year. Our yield on interest-earning assets for the three months ended March 31, 2009 decreased 71 basis points to 5.18% when compared to 5.89% for the three months ended March 31, 2008. Interest income on loans receivable increased by $547,000, or 3.3%, to $17.3 million from $16.8 million. The increase in loan interest income was primarily due to a $188.3 million, or a 16.8%, increase in average loans receivable offset by a 69 basis point decrease in the average yield on the loan portfolio. The decrease in the average yield was attributable to adjustable rate loans repricing downward due to the lowering of the prime rate in addition to a competitive loan environment. The effect of the lowering rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period. The prime rate used as an index to re-

Rockville Financial , Inc .	29

price various commercial and home equity adjustable loans decreased to 3.25% for the three months ended March 31, 2009 from 5.25% for the three months ended March 31, 2008. The one-year Constant Maturity Treasury Bill Index used to re-price adjustable rate residential mortgages decreased 101 basis points during the past year to 0.59% at March 31, 2009 from 1.60% at March 31, 2008.
Interest Expense: Interest expense for the three months ended March 31, 2009 decreased $1.1 million, or 12.2%, to $8.1 million from $9.2 million from the same period in the prior year. The decrease resulted from a $198.4 million, or an 18.5%, increase in average interest-bearing liabilities offset by a decrease of 88 basis points paid on average interest-bearing liabilities for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease in the cost of funds was primarily due to the impact that the declining interest rate environment had on the Bank’s time deposits during the first quarter of 2009. Generally speaking, management would prefer to fund growth with deposits instead of wholesale borrowings. However, current market conditions are such that wholesale borrowings are more financially advantageous allowing management to temporarily increase its use of wholesale borrowings. Average outstanding advances from the Federal Home Loan Bank were $331.3 million, an increase of $121.9 million, for the three months ended March 31, 2009 compared to $209.4 million for the three months ended March 31, 2008. The cost of these borrowings averaged 3.15% for the three months ended March 31, 2009, 109 basis points lower than the average cost for the three months ended March 31, 2008 of 4.24%. Average balances on interest-bearing deposits rose to $942.4 million, an increase of $76.5 million, or 8.8%, for the three months ended March 31, 2009 compared to $865.8 million for the same period in the prior year.
Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $299,000 for the three months ended March 31, 2009, which reflects an increase of $175,000, when compared to the same period in the prior year. At March 31, 2009, the allowance for loan losses totaled $12.9 million, which represented 0.96% of total loans and 90.53% of non-performing loans compared to an allowance for loan losses of $12.6 million, which represented 0.96% of total loans and 120.30% of non-performing loans as of December 31, 2008.
Noninterest Income: We have the following sources of noninterest income: banking service charges on deposit accounts, bank owned life insurance, mortgage servicing income, derivative financial instruments and brokerage and insurance fees from Infinex, Inc., the Bank’s on-premise provider of non-deposit investment services.
Noninterest income decreased by $423,000, or 29.9%, to $991,000 for the quarter ended March 31, 2009 from $1.4 million earned during the same period in the prior year. The $423,000 decrease is principally due to a $121,000 reduction in securities gains and losses, an increase of $357,000 in impairment loss on securities and a loss of $87,000 on derivative financial instruments. The reductions were partially offset by an increase in service charges and fees of $103,000 resulting primarily from a $79,000 increase in brokerage fees from Infinex and a $42,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network.
Noninterest Expense: Noninterest expense decreased by $240,000, or 2.6%, to $9.1 million for the three months ended March 31, 2009 from $9.3 million for the same period in the prior year. The following table summarizes noninterest expense for the three months ended March 31, 2009 and 2008:

Rockville Financial , Inc .	30

	Three Months
	Ended March 31,
	2009	2008	Change
	(In thousands)
Salaries and employee benefits	$4,822	$5,371	$(549)
Service bureau fees	1,014	957	57
Occupancy and equipment	1,148	1,044	104
Professional fees	344	494	(150)
Marketing and promotions	256	276	(20)
Insurance and FDIC Assessments	376	113	263
Other	1,144	1,089	55

Total noninterest expense	$9,104	$9,344	$(240)

Insurance and FDIC assessments increased $263,000 in the quarter ended March 31, 2009 compared to the same quarter last year. Salary and employee benefits decreased $549,000 for the three months ended March 31, 2009 when compared to the same period last year resulting primarily from a decrease of $818,000 in restricted stock expense from $1.02 million in the first quarter of 2008 to $200,000 in the first quarter of 2009. Additional salary and benefits expense included increased pension and supplemental retirement and savings agreement expense of $72,000, increased payroll expense of $62,000 and a $40,000 decrease in salary deferrals relating to lower loan originations. Salaries and benefits increased 7.6% as of March 31, 2009 over the same period in 2008 without the restricted stock expense. The number of full-time equivalent employees increased to 208 as of March 31, 2009 from 206 as of March 31, 2008. The $104,000 increase in occupancy expense is largely due to the expansion of our branch and ATM network. The $57,000 increase in service bureau fees is mainly due to a $43,000 increase in core processing services costs, a $37,000 increase in ATM servicing fees and a $22,000 decrease in wide area network telecommunications servicing costs. The following table summarizes significant components of other noninterest expense for the three months ending March 31, 2009 and 2008:

	Three Months
	Ended March 31,
	2009	2008	Change
		(In thousands)
Directors fees	$192	$228	$(36)
Telephone	42	51	(9)
Postage	99	93	6
Courier	82	82	—
Dues and subscriptions	76	79	(3)
Service charges	61	37	24
Printing and forms	40	125	(85)
Other	552	394	158

Total other noninterest expense	$1,144	$1,089	$55

Other noninterest expense increased by $55,000 or 5.1%, to $1.14 million for the three months ended March 31, 2009 compared to $1.09 million for the same period in the prior year. The $55,000 increase in other noninterest expenses was primarily due to an increase of $158,000 in other expense offset by an $85,000 reduction in printing and forms expense and a $36,000 reduction in Directors fees.
Income Tax Expense: Income tax expense increased $377,000, or 67.6%, to $935,000 for the three months ended March 31, 2009 as compared to a $558,000 tax expense for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The provision for income taxes is 32.8% and 32.6% of pretax income for the three months ended March 31,

Rockville Financial , Inc .	31

2009 and 2008, respectively. Our effective tax rate differs from the statutory rate of 35% primarily due to the dividend received deduction, non-taxable earnings on bank owned life insurance and the add-back of the excess of fair value over the cost basis of ESOP expense to taxable income.
Comparison of Financial Condition at March 31, 2009 and December 31, 2008
Summary: The Company’s total assets increased $36.8 million, or 2.4%, to $1.6 billion at March 31, 2009, from $1.5 billion at December 31, 2008, primarily due to a $41.3 million, or 3.2%, increase in loans receivable. Available for sale securities decreased $7.6 million, or 5.4%, to $133.6 million and held to maturity securities decreased $1.0 million, or 4.3%, to $23.1 million at March 31, 2009. In the first quarter of 2009, the Company began selling residential mortgages in the secondary market to Freddie Mac; outstanding loans held for sale totaled $2.1 million at March 31, 2009. The Company purchased $12,000 in available for sale investment securities during the three months ended March 31, 2009 by means of dividend reinvestment in one mutual fund. The Company started purchasing held to maturity securities in 2008 and at March 31, 2009 there were $23.1 million securities classified as held to maturity. There were no purchases of held to maturity securities during the three months ended March 31, 2009.
Deposits increased $34.5 million, or 3.3%, from December 31, 2008, to $1.1 billion at March 31, 2009. Interest-bearing deposits grew $34.8 million in the first quarter of 2009 to $961.2 million from $926.4 million at December 31, 2008. Federal Home Loan Bank advances increased $3.0 million, or 0.9%, to $325.8 million at March 31, 2009 from $322.9 at December 31, 2008. The added liquidity from deposit growth was primarily used to fund growth in loans. Non interest-bearing deposits were $115.9 million at March 31, 2009, down $224,000 from year end 2008.
Total shareholders’ equity increased $1.7 million, or 1.2%, to $147.5 million at March 31, 2009 compared to $145.8 million at December 31, 2008. This was primarily due to increased retained earnings of $973,000, consisting of $1.9 million of net income which was partially offset by dividend payments totaling $943,000. Also contributing to the increase in equity was a reduction of $363,000 in accumulated other comprehensive loss, net of tax.
Investment Securities: At March 31, 2009, the Company’s investment portfolio of $156.7 million, or 10.0% of total assets, consisted of available for sale securities of $133.6 million and held to maturity securities of $23.1 million. The available for sale securities portfolio was comprised of $2.0 million in U.S. Government and Agency securities, $3.8 million in corporate bonds, $739,000 in municipal bonds, $115.4 million in agency issued mortgage-backed securities, $11.6 million in marketable equity securities and $291,000 in non-marketable equity securities. The net unrealized gains on available for sale securities, net of tax effect, increased $147,000 to $3.8 million at March 31, 2009 from $3.6 million at December 31, 2008. The increase in the net unrealized gains on investment securities available for sale reflects the positive impact that decreasing long-term investment market rates had on the debt securities portfolio during the first three months of 2009. The held to maturity securities portfolio had an amortized cost of $23.1 million comprised of agency issued mortgage-backed securities that had a fair market value of $24.3 million at March 31, 2009.
Lending Activities: Net loans receivable increased $41.3 million, or 3.2%, to $1.3 billion at March 31, 2009. The increase was primarily due to increases in commercial real estate and one-to-four family residential mortgages. Residential real estate loans increased $27.0 million, or 3.6%, to $773.1 million. Commercial real estate loans increased $16.3 million, or 4.7%, to $367.8 million. The increase in loans reflects continued demand for loans and increased branch capacity. Construction loans declined $4.3 million, or 4.8%, to $84.8 million and commercial business loans increased $3.3 million, or 3.1%, to $110.0 million. As of March 31, 2009 and December 31, 2008, commercial business loans consisted of $24.6 million and $26.4 million of loans fully guaranteed by the United States Department of Agriculture and $85.4 million and $65.3 million in loans partially guaranteed by the Small Business Administration, revolving business lines of credit and term loans, respectively.

Rockville Financial , Inc .	32

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

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate(1)	$2,300	$2,607
Commercial real estate	2,803	2,726
Construction	8,510	4,385
Commercial business loans	198	334
Installment, collateral and other loans	16	11

Total nonaccrual loans(2)	13,827	10,063
Accruing loan past due 90 days or more	—	—
Other accruing loans	—	—
Troubled debt restructurings	367	372

Total non-performing loans	14,194	10,435
Real estate owned	—	—

Total non-performing assets	$14,194	$10,435

Total non-performing loans to total loans	1.06%	0.80%
Total non-performing loans to total assets	0.90%	0.68%
Allowance for loan losses as a percent of total loans	0.96%	0.96%
Allowance for loan losses as a percent of non-performing loans	90.53%	120.30%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on nonaccrual loans totaled $417,000 and $237,000 at March 31, 2009 and December 31, 2008, respectively.
The allowance for loan losses was $12.9 million and $12.6 million at March 31, 2009 and December 31, 2008, respectively. The increase in the allowance resulted from a $299,000 provision for loan losses for the three months ended March 31, 2009 which was partially offset by $2,000 in net charge offs. The allowance was deemed adequate based upon management’s analysis and includes an increase of $175,000 in the provision recorded during the three months ended March 31, 2009 when compared to the same period in the prior year as a result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio. At March 31, 2009, the allowance for loan losses represented 0.96% of total loans and 90.53% of non-performing loans compared to 0.96% of total loans and 120.30% of non-performing loans as of December 31, 2008.
Deposits: Deposits increased $34.5 million, or 3.3%, to $1.08 billion at March 31, 2009 from $1.04 billion at December 31, 2008. The growth was attributable to a $21.8 million increase in money market and investment savings account balances to $209.9 million, an $8.5 million increase in regular savings account balances to $130.0 million and an increase of $3.6 million in NOW account balances to $90.5 million at March 31, 2009. The increase in core deposits included a $21.8 million, or 11.6%, increase in money market accounts to $209.9 million at March 31, 2009 from $188.1 million at December 31, 2008, demand deposit and NOW accounts increased $3.4 million, or 1.7%, to $206.4 million at March 31, 2009 from $203.1 million at December 31, 2008 and regular savings increased by $8.5 million, or 7.0%, to $130.0 million at March 31, 2009 from $121.5 million at December 31, 2008. The Company has been promoting competitive rate shorter-term time deposits and money market accounts in response to the competition within our marketplace to maintain existing market share and fund the loan growth experienced. At March 31, 2009, deposits consisted of $115.9 million in noninterest bearing demand deposits, $90.5 million in NOW accounts, $130.0 million in savings

Rockville Financial , Inc .	33

accounts, $209.9 million in money market accounts, $519,000 in club accounts and $530.2 million in time deposits.
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
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2009 and December 31, 2008, respectively, $15.6 million and $14.9 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.
For the three months ended March 31, 2009, our loan originations and purchases, net of collected principal and loan sales, totaled $43.9 million, reflecting net growth in our portfolio. Cash received from the calls and maturities of investment securities totaled $500,000 for the three months ended March 31, 2009. We purchased $12,000 and received proceeds from the sale of $285,000 in available for sale investment securities during the three months ended March 31, 2009. The Company received $6.6 million in principal payments on available for sale mortgage-backed securities and $1.0 million in principal payments on held to maturity securities during the three months ended March 31, 2009.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $34.5 million for the three months ended March 31, 2009.
Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At March 31, 2009, we had $325.8 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $81.0 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 30% of total assets, or $470.9 million at March 31, 2009.
At March 31, 2009, we had outstanding commitments to originate loans of $46.9 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $283.4 million. At March 31, 2009, time deposits scheduled to mature in less than one year totaled $437.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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

Rockville Financial , Inc .	34

business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee meets at least quarterly to review our asset/liability policies and interest rate risk position.
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans including, adjustable rate one-to-four family, commercial and consumer loans, (ii) reducing and shortening the expected average life of the investment portfolio, and (iii) periodically lengthening the term structure of our borrowings from the Federal Home Loan Bank of Boston. Additionally, in the first quarter of 2009, the Company began selling fixed rate residential mortgages to the secondary market. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.
Quantitative Analysis
Income Simulation: Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2009 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage
Increase (Decrease) in
Estimated Net
Interest Income
Over 12 Months
300 basis point increase in rates	(0.07)%
50 basis point decrease in rates	(2.20)
Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, our policy limits change in return on assets (“ROA”) by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA (for every 100 basis point interest rate change), whichever is less. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to decrease more if interest rates fall. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Market intervention. At March 31, 2009, income at risk (i.e., the change in net interest income) decreased 0.07% and decreased 2.20% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. At March 31, 2009, return on assets is modeled to decrease by 6 basis points and decrease by 4 basis points based on a 300 basis point increase or a 50 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Rockville Financial , Inc .	35

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
Item 1A. Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 except as follows: On February 27, 2009, the FDIC proposed an increase in deposit insurance premium expense effective June 30, 2009 in the form of a special assessment. The proposal is currently out for comment. The FDIC has exercised its authority to raise assessment rates for 2009, and may raise insurance premiums in the future. If such action is taken by the FDIC it could have an adverse effect on the earnings of the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2009:

	Issuer Purchases of Equity Securities
				Maximum
				Number of
			Total Number of	Shares that
			Shares	May Yet Be
	Total		Purchased as	Purchased
	Number of	Average	Part of Publicly	Under the
	Shares	Price Paid	Announced Plans	Plans or
Period	Purchased	per Share	or Programs	Programs (1)
1/1/09 — 1/31/09	—	—	—	694,718
2/1/09 — 2/28/09	20,000	$9.85	20,000	674,718
3/1/09 — 3/31/09	—	—	—	674,718

Total	20,000	$9.85	20,000	674,718

Rockville Financial , Inc .	36

(1)	Effective January 2008, the Company adopted a plan to repurchase of up to 978,400 of our outstanding shares of common stock on the open market. At December 31, 2008, there were 694,718 shares available to be purchased under this program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Rockville Financial , Inc .	37

Item 6. Exhibits
3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed for Rockville Financial, Inc. on May 13, 2005)

3.2.1	Amendment dated December 12, 2007 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on December 12, 2007)

3.2.2	Amendment and restatement dated February 13, 2008 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on February 14, 2008)

3.3	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.1 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective January 1, 2009 (incorporated herein by reference to Exhibit 10.2 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.4	First Amendment to the Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Christopher E. Buchholz as amended and restated effective as of April 13, 2009 filed herewith.

10.5	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.6	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.7	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

10.8	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

Rockville Financial , Inc .	38

10.8.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.9	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.10	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.11	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006)

Rockville Financial , Inc .	39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.

By:	/s/ John T. Lund
John T. Lund
SVP, Chief Financial Officer and Treasurer

Date:	May 11, 2009

Rockville Financial,Inc.	40