Form 10-Q
period 2009-06-30
Rockville Financial Inc.
filed 2009-08-10
CIK 1311131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2009.
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
(Do not check if smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
As of July 31, 2009, there were 19,555,655 shares of Registrant’s no par value common stock outstanding.

Rockville Financial, Inc.	2

Part I — FINANCIAL INFORMATION
     Item 1. Interim Financial Statements:
Rockville Financial, Inc. and Subsidiary
Consolidated Statements of Condition
(In Thousands Except Share Amounts)
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$17,925	$14,607
Short-term investments	489	294

Total cash and cash equivalents	18,414	14,901
AVAILABLE FOR SALE SECURITIES-At fair value	107,052	141,250
HELD TO MATURITY SECURITIES-At amortized cost	21,667	24,138
LOANS HELD FOR SALE	5,530	—
LOANS RECEIVABLE (Net of allowance for loan losses of $13,060 in 2009 and $12,553 in 2008)	1,326,364	1,291,791
FEDERAL HOME LOAN BANK STOCK	17,007	17,007
ACCRUED INTEREST RECEIVABLE	4,672	4,636
DEFERRED TAX ASSET-Net	11,500	11,476
PREMISES AND EQUIPMENT-Net	16,121	16,405
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	9,885	9,705
OTHER ASSETS	1,189	694

TOTAL	$1,540,471	$1,533,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
DEPOSITS:
Non-interest bearing	$122,731	$116,113
Interest-bearing	986,451	926,395

Total deposits	1,109,182	1,042,508
MORTGAGORS’ AND INVESTORS’ ESCROW ACCOUNTS	6,637	6,077
ADVANCES FROM THE FEDERAL HOME LOAN BANK	257,787	322,882
ACCRUED EXPENSES AND OTHER LIABILITIES	16,802	15,829

Total liabilities	1,390,408	1,387,296

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,555,655 shares and 19,568,284 shares issued and outstanding (includes 142,560 shares and 156,780 shares of unvested restricted stock) at June 30, 2009 and December 31, 2008, respectively	85,249	85,249
Additional paid-in capital	3,780	3,380
Unallocated stock held by ESOP (419,795 shares at June 30, 2009 and December 31, 2008)	(4,685)	(5,035)
Treasury stock, at cost (698,826 shares and 695,253 shares at June 30, 2009 and December 31, 2008, respectively)	(9,663)	(9,709)
Retained earnings	79,551	75,985
Accumulated other comprehensive loss, net of tax	(4,169)	(4,093)

Total stockholders’ equity	150,063	145,777

TOTAL	$1,540,471	$1,533,073

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc.	3

Rockville Financial, Inc. and Subsidiary
Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$17,424	$16,624	$34,743	$33,396
Securities-interest	1,590	1,823	3,478	3,377
Interest-bearing deposits	—	12	—	32
Securities-dividends	100	481	217	1,081

Total interest and dividend income	19,114	18,940	38,438	37,886

INTEREST EXPENSE:
Deposits	5,181	6,526	10,632	13,486
Borrowed funds	2,632	2,201	5,242	4,420

Total interest expense	7,813	8,727	15,874	17,906

Net interest income	11,301	10,213	22,564	19,980

PROVISION FOR LOAN LOSSES	304	125	603	249

Net interest income after provision for loan losses	10,997	10,088	21,961	19,731

NON-INTEREST INCOME:
Service charges and fees	1,244	1,318	2,479	2,447
Net gain from sale of securities	867	82	936	272
Other-than-temporary impairment losses on equity securities	—	(1,156)	(357)	(1,156)
Net gain from sales of loans	289	—	328	—
Other	182	96	187	191

Total non-interest income	2,582	340	3,573	1,754

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,560	4,195	9,382	9,566
Service bureau fees	958	910	1,972	1,867
Occupancy and equipment	1,049	989	2,197	2,033
Professional fees	357	271	701	765
Marketing and promotions	362	471	618	747
Insurance and FDIC assessments	1,163	231	1,539	344
Other	1,266	1,289	2,410	2,378

Total non-interest expense	9,715	8,356	18,819	17,700

INCOME BEFORE INCOME TAXES	3,864	2,072	6,715	3,785

PROVISION FOR INCOME TAXES	1,270	679	2,205	1,237

NET INCOME	$2,594	$1,393	$4,510	$2,548

     (Continued)

Rockville Financial, Inc.	4

Rockville Financial, Inc. and Subsidiary
Consolidated Statements of Income — Concluded
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income per share (see Note 2):
Basic	$0.14	$0.08	$0.24	$0.14
Diluted	0.14	0.08	0.24	0.14

Weighted average shares outstanding:
Basic	18,460,548	18,538,848	18,451,232	18,566,966
Diluted	18,460,548	18,545,132	18,451,232	18,570,310
See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc.	5

Rockville Financial, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

				Unallocated
				Common				Accumulated
			Additional	Shares				Other	Total
	Common Stock		Paid in	Held by	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	ESOP	Earnings	Shares	Amount	(Loss) Income	Equity
Balance at December 31, 2008	19,568,284	$85,249	$3,380	$(5,035)	$75,985	695,253	$(9,709)	$(4,093)	$145,777

Comprehensive income:
Net income	—	—	—	—	4,510	—	—	—	4,510
Change in net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	—	522	522
Change in accumulated other comprehensive income related to employee benefit plans, net of tax	—	—	—	—	—	—	—	436	436

Total comprehensive income									5,468

Common stock repurchased	—	—	—	—	—	20,000	(198)	—	(198)
Stock compensation expense	(9,200)	—	586	350	—	—	—	—	936
Treasury stock issued	—	—	(152)	—	(92)	(16,427)	244	—	—
Cancellation of shares for tax withholding	(3,429)	—	(34)	—	—	—	—	—	(34)
Dividends paid, $0.10 per common share	—	—	—	—	(1,886)	—	—	—	(1,886)
Cumulative effect adjustment of a change in accounting principle, the adoption of FSP FAS 115-2 and FAS 124-2	—	—	—	—	1,034	—	—	(1,034)	—

Balance at June 30, 2009	19,555,655	$85,249	$3,780	$(4,685)	$79,551	698,826	$(9,663)	$(4,169)	$150,063

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc.	6

Rockville Financial, Inc. and Subsidiary
Consolidated Statements of Cash Flows — Unaudited
(In Thousands)

	For the Six Months
	Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,510	$2,548
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(93)	(15)
Stock compensation expense	936	1,709
Provision for loan losses	603	249
Net gain from sale of securities	(936)	(272)
Other-than-temporary impairment of securities	357	1,156
Loans originated for sale	(24,813)	—
Proceeds from sales of loans held for sale	19,283	—
Depreciation and amortization	816	731
Deferred income tax benefit	(518)	(101)
Increase in cash surrender value of bank owned life insurance	(180)	(192)
Net change in assets and liabilities:
Deferred loan fees and premiums	486	197
Accrued interest receivable	(36)	(598)
Other assets	(254)	909
Accrued expenses and other liabilities	1,635	(1,081)

Net cash provided by operating activities	1,796	5,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	21,171	3,663
Proceeds from calls and maturities of available for sale securities	500	5,000
Principal payments on available for sale mortgage-backed securities	14,256	10,034
Principal payments on held to maturity mortgage-backed securities	2,509	836
Purchase of available for sale securities	(546)	(44,008)
Purchase of held to maturity securities	—	(25,949)
Purchase of Federal Home Loan Bank stock	—	(1,946)
Proceeds from sale of loans	—	8,125
Purchase of loans	(2,529)	—
Net increase in loans	(33,133)	(83,237)
Purchases of premises and equipment	(532)	(1,692)

Net cash provided by (used in) investing activities	1,696	(129,174)

(Continued)

Rockville Financial, Inc.	7

Rockville Financial, Inc. and Subsidiary
Consolidated Statements of Cash Flows — Concluded
(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchased	(198)	(3,235)
Net increase in non-interest bearing deposits	6,618	12,456
Net increase in interest-bearing deposits	60,056	62,010
Net increase in mortgagors’ and investors’ escrow accounts	560	390
Net (decrease) increase in short term FHLB advances	(63,000)	36,000
Proceeds from long term FHLB advances	5,000	28,720
Repayments of Federal Home Loan Bank advances	(7,095)	(10,088)
Cancellation of shares for tax withholding	(34)	—
Cash dividends paid on common stock	(1,886)	(1,910)

Net cash provided by financing activities	21	124,343

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,513	409
CASH AND CASH EQUIVALENTS — Beginning of period	14,901	23,998

CASH AND CASH EQUIVALENTS — End of period	$18,414	$24,407

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$15,899	$17,789
Income taxes	2,100	751
See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc.	8

Rockville Financial, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
1. Basis of Presentation and Principles of Consolidation
The consolidated interim financial statements and the accompanying notes presented in this report include the accounts of Rockville Financial, Inc., its wholly-owned subsidiary Rockville Bank, and the Bank’s wholly-owned subsidiaries, The SBR Mortgage Company, The SBR Investment Corp., Rockville Bank Commercial Properties, Inc., Rockville Bank Residential Properties, Inc and Rockville Financial Services, Inc.
The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim consolidated financial statements. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These interim consolidated financial statements should be read in conjunction with the Company’s 2008 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, pension assumptions, stock compensation expense, uncertain tax positions, deferred tax assets and the evaluation of investment securities for other-than-temporary impairment.
2. Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income	$2,594	$1,393	$4,510	$2,548

Weighted-average basic shares outstanding(1)	18,460,548	18,538,848	18,451,232	18,566,966
Diluted effect of stock options	—	6,284	—	3,344

Weighted-average diluted shares(1)	18,460,548	18,545,132	18,451,232	18,570,310

Earnings per share:
Basic	$0.14	$0.08	$0.24	$0.14

Diluted	$0.14	$0.08	$0.24	$0.14

(1)	Weighted-average shares outstanding for 2008 have been adjusted retrospectively for restricted shares that were determined to be “participating” in accordance with Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).
Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Unvested restricted shares are included in the weighted-average number of common

Rockville Financial, Inc.	9

shares outstanding for basic earnings per share calculations. The 2008 shares outstanding of basic and dilutive shares were restated to comply with FSP EITF 03-6-1. No options to purchase shares of common stock that were issued and outstanding were included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period. For the three and six month periods ended June 30, 2009, the Company’s common stock equivalents relate solely to stock options issued and outstanding.
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
In June 2009, the FASB issued Financial Accounting Standard No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (FAS 168). In addition in June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Topic 205 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (ASU 2009-1). Both FAS 168 and ASU 2009-1 recognize the FASB Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles to be utilized by nongovernmental entities. FAS 168 and ASU 2009-1 are effective for interim and annual periods ending after September 15, 2009.
In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP 142-3 was effective January 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
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

Rockville Financial, Inc.	10

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
In April 2009, the FASB issued FSP No. 115-2 (“FSP 115-2”), Recognition and Presentation of Other-Than-Temporary Impairments. FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company applied the guidance contained in FSP 115-2 effective in January 2009 resulting in a cumulative effect adjustment of $1.034 million ($1.566 million before taxes) that increased retained earnings and increased accumulated other comprehensive loss.
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
In April 2009, the FASB issued FSP No. 107-1 (“FSP 107-1”), Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this statement as of June 30, 2009 and such adoption did not

Rockville Financial, Inc.	11

have an impact on the results of operations or financial position.
4. Fair Value Measurements
SFAS 157, Fair Value Measurements, defines fair value, establishes a framework for measuring the fair value of assets and liabilities based upon a three-tier hierarchy, and expands disclosures about fair value measurements but does not expand the use of fair value in any new circumstances. The fair value hierarchy is as follows:

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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis:

		Fair Value Measurements
		At June 30, 2009, Using:
		(In thousands)
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Available for Sale Securities	$107,052	$14,490	$90,211	$2,351

Total Assets Measured at Fair Value	$107,052	$14,490	$90,211	$2,351

Rockville Financial, Inc.	12

		Fair Value Measurements
		At December 31, 2008, Using:
		(In thousands)
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Available for Sale Securities	$141,250	$14,958	$124,178	$2,114

Total Assets Measured at Fair Value	$141,250	$14,958	$124,178	$2,114

Other Liabilities(1)	$338	$338	$—	$—

Total Liabilities Measured at Fair Value	$338	$338	$—	$—

(1)	Deferred Directors’ compensation and supplemental savings and retirement plans.
The changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2009 and 2008 are summarized in the following tables:
Investment Securities Available-for-Sale:

For the six months ended June 30, 2009	(In thousands)

Balance of recurring Level 3 assets at December 31, 2008	$2,114
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	—
Included in other comprehensive income	478
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	(241)

Balance of recurring Level 3 assets at June 30, 2009	$2,351

For the six months ended June 30, 2008	(In thousands)

Balance of recurring Level 3 assets at December 31, 2007	$308
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	—
Included in other comprehensive income	(7)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	2,440

Balance of recurring Level 3 assets at June 30, 2008	$2,741

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

Rockville Financial, Inc.	13

Assets Recorded at Fair Value on a Non-recurring Basis:
The following table presents the Company’s assets measured at fair value on a non-recurring basis for the six months ended June 30, 2009 and 2008:

		Fair Value Measurements
		At June 30, 2009, Using:
		(In thousands)
		Quoted Prices in
		Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired Loans	$6,696	$—	$—	$6,696

Total Assets Measured at Fair Value	$6,696	$—	$—	$6,696

		Fair Value Measurements
		At June 30, 2008, Using:
		(In thousands)
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired Loans	$2,492	$ —	$—	$2,492

Loan Servicing Rights	81			81

Goodwill	1,070			1,070

Total Assets Measured at Fair Value	$3,643	$ —	$—	$3,643

There were no liabilities reported at fair value on a non-recurring basis on the balance sheet for the six months ended June 30, 2009.
As of June 30, 2009 and December 31, 2008, the carrying value and estimated fair value of the Company’s financial instruments were:

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
		(In thousands)
Financial assets:
Cash and cash equivalents	$18,414	$18,414	$14,901	$14,901
Available for sale securities	107,052	107,052	141,250	141,250
Held to maturity securities	21,667	22,525	24,138	25,069
Loans receivable-net (1)	1,331,894	1,326,253	1,291,791	1,286,887
FHLBB stock	17,007	17,007	17,007	17,007
Accrued interest receivable	4,672	4,672	4,636	4,636

Financial liabilities:
Regular savings	134,137	134,137	121,527	121,527
Money market and investment savings	221,386	221,386	188,110	188,110
Demand and NOW	224,715	224,715	203,056	203,056
Club accounts	784	784	227	227
Time deposits	528,160	533,834	529,588	538,262
Mortgagors’ and investors’ escrow accounts	6,637	6,637	6,077	6,077
Advances from FHLBB	257,787	271,254	322,882	335,043

(1) Loans receivable-net include loans held for sale

Rockville Financial, Inc.	14

5. Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale investment and held to maturity securities at June 30, 2009 and December 31, 2008 are as follows:

	Amortized	Gross Unrealized
June 30, 2009	Cost	Gains	Losses	Fair Value
		(In thousands)
Available for sale:
U.S. Government and agency obligations	$2,011	$7	$—	$2,018
Mortgage-backed securities	83,743	3,018	2	86,759
Corporate debt securities	5,891	—	896	4,995
Other debt securities	724	12	—	736

Total debt securities	92,369	3,037	898	94,508
Marketable equity securities	9,991	3,117	564	12,544

Total available for sale	$102,360	$6,154	$1,462	$107,052

Held to maturity:
Mortgage backed securities	$21,667	$859	$—	$22,525

Total held to maturity	$21,667	$859	$—	$22,525

	Amortized	Gross Unrealized
December 31, 2008	Cost	Gains	Losses	Fair Value
		(In thousands)
Available for sale:
U.S. Government and agency obligations	$2,031	$17	$—	$2,048
Mortgage-backed securities	117,517	3,222	344	120,395
Corporate debt securities	4,831	56	—	4,887
Other debt securities	725	14	—	739

Total debt securities	125,104	3,309	344	128,069
Marketable equity securities	10,437	3,011	508	12,940
Other equity securities	241	—	—	241

Total available for sale	$135,782	$6,320	$852	$141,250

Held to maturity:
Mortgage backed securities	$24,138	$931	$—	$25,069

Total held to maturity	$24,138	$931	$—	$25,069

The amortized cost and fair value of available for sale debt securities at June 30, 2009 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

Rockville Financial, Inc.	15

	Available for Sale		Held to Maturity
	June 30, 2009		June 30, 2009
	Amortized		Amortized	Fair
	Cost	Fair Value	Cost	Value
		(In thousands)
Maturity:
Within 1 year	$2,011	$2,018	$—	$—
After 1 but within 5	3,045	2,717	—	—
After 5 but within 10 years	724	736	—	—
After 10 years	2,846	2,278	—	—

	8,626	7,749	—	—
Mortgage-backed securities	83,743	86,759	21,667	22,525

	$92,369	$94,508	$21,667	$22,525

The following tables summarize gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, as of June 30, 2009 and December 31, 2008:

June 30, 2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
Available for sale:
Mortgage-backed securities	$94	$—	$203	$2	$297	$2
Corporate debt securities	—	—	4,895	896	4,895	896

Total debt securities	94	—	5,098	898	5,192	898
Marketable equity securities	3,761	478	284	86	4,045	564

Total	$3,855	$478	$5,382	$984	$9,237	$1,462

December 31, 2008	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
Available for sale:
Mortgage-backed securities	$13,188	$331	$368	$13	$13,556	$344

Total debt securities	13,188	331	368	13	13,556	344
Marketable equity securities	4,135	460	44	48	4,179	508

Total	$17,323	$791	$412	$61	$17,735	$852

Mortgage-backed securities. The unrealized losses on the Company’s agency mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.
Corporate Debt Securities. The unrealized losses on the Company’s investments in corporate debt securities are related to one AA+ rated corporate debt security and one pooled trust preferred security (“PTPS”). Management evaluated current credit ratings, credit support and stress testing for future defaults. Management also reviewed analytics provided by the trustee of the PTPS, reports from third-

Rockville Financial, Inc.	16

party sources and internal documents. During 2008, the Bank had previously recorded other-than-temporary impairments on each of these investments. Based on the guidance of FSP FAS 115-2 and FAS 124-2, other-than-temporary impairments at December 31, 2008 consisted of $1.6 million related to non-credit factors. There were no other-than-temporary impairments related to corporate debt securities for the six months ended June 30, 2009.
The unrealized loss on the Company’s corporate debt security was caused by the low interest rate environment because it floats quarterly to three month LIBOR. The unrealized loss on the Company’s PTPS investment was caused by a lack of liquidity and uncertainties facing the banking and insurance industries. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that these investments will suffer from any credit related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.
Marketable Equity Securities. The Company’s investments in marketable equity securities consist of common stock and mutual funds. Management evaluated the near-term prospects of the issuers and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for an anticipated recovery of fair value. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.
Debt and equity securities are classified as “available for sale” and recorded at fair value, with unrealized gains or losses excluded from earnings and recorded as other comprehensive income, net of tax in the Consolidated Statements of Condition. Management can designate certain debt securities as “held to maturity” which are carried at amortized cost. “Held to maturity” securities are debt securities that management has the positive intent and ability to hold to maturity. As of June 30, 2009, management has classified $21.7 million of securities as “held to maturity” on the balance sheet with a market value of $22.5 million. On a quarterly basis, securities with unrealized depreciation for twelve or more consecutive months and other securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. It is then determined whether the decline in value results from company-specific events, industry developments, general economic conditions or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the carrying value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale and held to maturity securities below their cost that are deemed to be other-than-temporary are reflected in earnings.
The Company implemented the provisions of FSP FAS 115-2 and FAS 124-2 for the period ended June 30, 2009, which was applied to existing debt securities held by the Company as of December 31, 2008. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, FSP FAS 115-2 and FAS 124-2 requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the non-credit component is recognized in other comprehensive income, net of related taxes. As a result of the adoption of FSP FAS 115-2 and FAS 124-2, the Company reclassified the non-credit component of the other-than-temporary impairment loss previously recognized in earnings during 2008 for two corporate debt securities — GE Capital Corporation and PRETSL XXVIII. The reclassification was reflected as a cumulative effect adjustment of $1.034 million ($1.566 million before taxes) that increased retained earnings and increased accumulated other comprehensive loss. The amortized cost basis of these debt securities for which other-than-temporary impairment losses were recognized during 2008 were adjusted by the amount of the cumulative effect adjustment before taxes.

Rockville Financial, Inc.	17

During the quarter ended June 30, 2009, the Company recorded an other-than-temporary impairment charge of $400 which is related to one equity security. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this security was $68 with no unrealized gain or loss at June 30, 2009. During the six months ended June 30, 2009, we recorded an other-than-temporary impairment charge of $357,000, of which, $292,000 is related to four common stock securities and $65,000 is related to one mutual fund. The charge for the impairment was computed using the closing prices of the securities as of the date of the impairment. The Company’s remaining investment in these four common stock securities and the mutual fund was $776,000 and $1.4 million, respectively at June 30, 2009. Unrealized losses totaled $30,000 on the four common stocks and unrealized gains totaled $8,000 on the mutual fund at June 30, 2009, respectively. The charge for the impairment was computed using the closing prices of the securities as of the date of the impairment. The Company will continue to review its entire portfolio for other-than-temporary impaired securities with additional attention being given to high risk securities such as the preferred stock of Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Corporation (“Fannie Mae”) held by the Company.
Management believes the policy for evaluating securities for other-than-temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income. The aggregate unrealized loss for securities in an unrealized loss position for 12 or more consecutive months as of June 30, 2009 consisted of securities that management believes are not other-than-temporarily impaired as management does not intend to sell the investments before recovery of their amortized cost basis, which may be at maturity.
6. Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio at June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Real estate loans:
Residential	$763,733	$746,041
Commercial	370,306	351,474
Construction	83,776	89,099
Commercial business loans	111,983	106,684
Installment, collateral and other loans	8,695	9,629

Total loans	1,338,493	1,302,927

Net deferred loan costs and premiums	931	1,417
Allowance for loan losses	(13,060)	(12,553)

Loans, net	$1,326,364	$1,291,791

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

Rockville Financial, Inc.	18

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate(1)	$3,172	$2,607
Commercial real estate	2,981	2,726
Construction	8,365	4,385
Commercial business loans	63	334
Installment, collateral and other loans	10	11

Total nonaccrual loans(2)	14,591	10,063
Accruing loan past due 90 days or more	—	—
Other accruing loans	—	—
Troubled debt restructurings	—	372

Total non-performing loans	14,591	10,435
Real estate owned	—	—

Total non-performing assets	$14,591	$10,435

Total non-performing loans to total loans	1.09%	0.80%
Total non-performing loans to total assets	0.95%	0.68%
Allowance for loan losses as a percent of total loans	0.98%	0.96%
Allowance for loan losses as a percent of non-performing loans	89.51%	120.30%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on nonaccrual loans totaled $554,000 and $237,000 at June 30, 2009 and December 31, 2008, respectively.
The allowance for loan losses was $13.1 million and $12.6 million at June 30, 2009 and December 31, 2008, respectively. The increase in the allowance resulted from a $304,000 provision for loan losses for the three months ended June 30, 2009 which was partially offset by $94,000 in net charge offs. The allowance was deemed adequate based upon management’s analysis and includes an increase of $179,000 in the provision recorded during the three months ended June 30, 2009 when compared to the same period in the prior year as a result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio. At June 30, 2009, the allowance for loan losses represented 0.98% of total loans and 89.51% of non-performing loans compared to 0.96% of total loans and 120.30% of non-performing loans as of December 31, 2008.
Changes in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008 are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Balance, beginning of period	$12,850	$10,748	$12,553	$10,620
Provision for loan losses	304	125	603	249
Loans charged-off	(215)	(66)	(222)	(93)
Recoveries of loans previously charged off off	121	108	126	139

Balance, end of period	$13,060	$10,915	$13,060	$10,915

Rockville Financial, Inc.	19

7. Benefit Plans
The amounts related to the Pension Plan, Supplemental Plans and the SERPs are reflected in the tables that follow as “Pension Plans.”
Components of Net Periodic Benefit Cost

	Pension Plans		Post-Retirement Benefits
	Three Months Ended June 30,

	2009	2008	2009	2008
		(In thousands)
Service cost	$223	$217	$3	$3
Interest cost	309	276	26	25
Expected return on plan assets	(262)	(334)	—	—
Amortization of net actuarial losses	239	92	6	4
Amortization of prior service cost	81	78	5	5

Net periodic benefit cost	$590	$329	$40	$37

	Pension Plans		Post-retirement Benefits
	Six Months Ended June 30,

	2009	2008	2009	2008
		(In thousands)
Service cost	$459	$434	$5	$5
Interest cost	617	571	53	49
Expected return on plan assets	(525)	(668)	—	—
Amortization of net actuarial losses	478	224	13	9
Amortization of prior service cost	159	156	10	10
Amount recognized due to settlement	—	118	—	—

Net periodic benefit cost	$1,188	$835	$81	$73

For the three months ended and six months ended June 30, 2009, the Company contributed $19,000 and $36,000, respectively, to the post-retirement benefit plan. The Company anticipates contributing an additional $76,000 in the remaining six months of 2009 to the post-retirement benefit plan.
The Company contributed $200,000 to the pension plan in the six months ended June 30, 2009. The Company plans to contribute a total of $1.7 million to the pension plan for the 2009 plan year. The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested instead of the matching contribution previously provided to participants of the 401(k) Plan. The 401(k) expense for the six months ended June 30, 2009 and 2008 was $198,000 and $162,000, respectively. The 401(k) expense for the three months ended June 30, 2009 and 2008 was $99,000 and $78,000, respectively.
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

Rockville Financial, Inc.	20

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
8. Stock Based Compensation
The Board of Directors and stockholders of the Company approved the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) in 2006. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options in connection with Awards under the Plan. As of June 30, 2009, there were 31,907 restricted stock shares and 416,700 stock options that remain available for future grants under the Plan. On March 16, 2009, the Board of Directors Stock Award Committee awarded 17,975 shares of restricted stock to executive officers (net of 1,548 shares which were used by the executives for income tax withholding as described below) with a fair value of $161,000, net of estimated forfeitures, as measured on the grant date. The Board of Directors Stock Award Committee also awarded stock options to purchase 126,250 shares of the Company’s stock with a grant date fair value of $374,000, net of estimated forfeitures, to both executive officers and Directors of the Company. The stock options were granted with an exercise price of $9.24 per share and the right to exercise the stock options expires March 16, 2019. Twenty percent of the restricted stock and stock options vested immediately with the additional awards vesting twenty percent annually over the next four years.
Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $163,000 and $569,000, with a related tax benefit recorded of $56,000 and $194,000, respectively for the three and six months ended June 30, 2009 of which Director share-based compensation expense recognized (in the consolidated statement of income as other non-interest expense) was $108,000 and $199,000, respectively and officer share-based compensation expense recognized (in the consolidated statement of income as salaries and benefit non-interest expense) was $55,000 and $370,000, respectively. The total charge of $569,000 for the six months ended June 30, 2009 includes $14,000 related to 1,548 vested restricted shares used for income tax withholding payments on behalf of certain executives which occurred in the first quarter of 2009.
Stock Options:
The following table presents the activity related to stock options under the Plan for the six months ended June 30, 2009:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(In thousands)

Stock options outstanding at December 31, 2008	342,125	$14.74
Granted	126,250	9.24
Exercised	—	—
Forfeited or expired	(22,500)	14.70

Stock options outstanding at June 30, 2009	445,875	$13.18	8.5	$216

Options exercisable at June 30, 2009	319,440	$14.09	8.1	$—

The aggregate fair value of vested options was $225,000 and $49,000 for the six months ended June 30, 2009 and 2008, respectively.

Rockville Financial, Inc.	21

As of June 30, 2009, the unrecognized cost related to the stock options awarded of $320,000 will be recognized over a weighted-average period of 3.0 years.
The Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted during the six months ended June 30, 2009. Additional options were granted during March 2009. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

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
The following table presents the activity for restricted stock for the six months ended June 30, 2009:

		Weighted Average
	Number	Grant-
	of Shares	Date Fair Value

Unvested as of December 31, 2008	67,580	$15.23
Granted	16,427	9.24
Vested	(12,627)	10.46
Forfeited	(9,200)	13.57

Unvested as of June 30, 2009	62,180	$14.86

The fair value of restricted shares that vested during the six months ended June 30, 2009 was $0. The fair value of restricted shares that vested during the six months ended June 30, 2008 was $986,000. The weighted average grant date fair value of restricted stock granted during the six months ended June 30, 2009 was $9.24. As of June 30, 2009, there was $626,000 of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 2.0 years.
Of the remaining unvested restricted stock, 20,485 shares will vest in 2009, 23,445 shares in 2010, 7,950 in 2011, 7,950 in 2012 and 2,350 in 2013. All unvested restricted stock shares are expected to vest.

Rockville Financial, Inc.	22

9. Income Taxes
Effective January 1, 2007, the Company adopted the provisions of FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 and there was no material effect on the consolidated financial statements. As a result, there was no cumulative effect related to adopting FIN 48. As of June 30, 2009 and December 31, 2008, there were no unrecognized tax benefits related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2005 through 2008.
As of June 30, 2009 and December 31, 2008, the Company has not accrued any interest and penalties related to certain tax positions.
10. Accumulated Other Comprehensive (Loss) Income
Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

	Minimum	Unrealized Gain on	Accumulated Other
	Pension	Available-For-Sale	Comprehensive (Loss)
	Liability	Securities	Income
		(In thousands)
December 31, 2008	$(7,702)	$3,609	$(4,093)
Change	436	522	958
Cumulative effect adjustment of a change in accounting principle, the adoption of FSP FAS 115-2 and FAS 124-2	—	(1,034)	(1,034)

June 30, 2009	$(7,266)	$3,097	$(4,169)

The following table summarizes other comprehensive income and the related tax effects for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands)
Unrealized gain on securities available for sale	$570	$(1,655)	$791	$(2,692)
Tax (expense) benefit	(194)	563	(269)	915

Net unrealized gain (loss) on securities available for sale	376	(1,092)	522	(1,777)

Amortization of unamortized benefit plans	332	179	661	644
Tax expense	(113)	(61)	(225)	(219)

Net amortization of unamortized benefit plans	219	118	436	425

Total other comprehensive income (loss), net of tax	$595	$(974)	$958	$(1,352)

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

Rockville Financial, Inc.	23

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
Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(In thousands)
Commitments to extend credit:
Future loan commitments	$82,847	$48,743
Undisbursed construction loans	84,219	93,905
Undisbursed home equity lines of credit	119,105	113,725
Undisbursed commercial lines of credit	48,724	58,605
Standby letters of credit	10,030	12,231
Unused checking overdraft lines of credit	111	112

	$345,036	$327,321

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.
12. Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Bank was classified at its most recent notification as “well capitalized.” At June 30, 2009, the Company and the Bank exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.
The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of June 30, 2009 and December 31, 2008 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

Rockville Financial, Inc.	24

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Rockville Bank:
June 30, 2009
Total capital to risk weighted assets	$154,052	12.9%	$95,536	8.0%	$119,420	10.0%
Tier I capital to risk weighted assets	140,307	11.7	47,968	4.0	71,952	6.0
Tier I capital to total average assets	140,307	9.1	61,673	4.0	77,092	5.0

Rockville Bank:
December 31, 2008
Total capital to risk weighted assets	$147,898	12.8%	$92,436	8.0%	$115,545	10.0%
Tier I capital to risk weighted assets	134,621	11.7	46,024	4.0	69,036	6.0
Tier I capital to total average assets	134,621	8.8	61,191	4.0	76,489	5.0

Rockville Financial, Inc.:
June 30, 2009
Total capital to risk weighted assets	$166,878	14.0%	$95,359	8.0%	$119,199	10.0%
Tier I capital to risk weighted assets	153,133	12.8	47,854	4.0	71,781	6.0
Tier I capital to total average assets	153,133	9.9	61,872	4.0	77,340	5.0

Rockville Financial, Inc.:
December 31, 2008
Total capital to risk weighted assets	$162,068	14.2%	$91,306	8.0%	$114,132	10.0%
Tier I capital to risk weighted assets	148,791	12.9	46,137	4.0	69,205	6.0
Tier I capital to total average assets	148,791	10.4	57,227	4.0	71,534	5.0
The Company is also considered to be well capitalized under the regulatory framework specified by the Federal Reserve.
Connecticut law restricts the amount of dividends that the Bank can pay based on earnings for the current year and the preceding two years. As of June 30, 2009, $11.3 million was available for payment of dividends.
A reconciliation of the Company’s capital to regulatory capital is as follows:

	June 30 2009	December 31, 2008
	(In thousands)
Total capital per financial statements	$150,063	$145,777
Other comprehensive income	4,169	4,093
Intangible assets	(1,070)	(1,070)
Servicing Assets	(29)	(9)
Total Tier 1capital	153,133	148,791
Allowance for loan losses includible in Tier 2 capital	13,745	13,277

Total capital per regulatory reporting	$166,878	$162,068

13. SUBSEQUENT EVENTS
Effective this quarter, the Company implemented SFAS 165. Management evaluated all events or transactions that occurred after June 30, 2009 up through August 10, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognized or unrecognized subsequent events.

Rockville Financial, Inc.	25

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
Factors that could cause this difference — many of which are beyond our control — include without limitation the following:
•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect us or our businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	Strong competition within our market area may limit our growth and profitability.

•	We may not manage the risks involved in the foregoing as well as anticipated.

•	We recently opened new branches which may not become profitable as soon as anticipated, if at all.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•	Our stock value may be negatively affected by federal regulations restricting takeovers and our mutual holding company structure.

•	Persons who purchase our stock will own a minority of Rockville Financial, Inc.’s common stock and might not be able to exercise voting control over most matters put to a vote of stockholders.

•	When we declare dividends on our common stock, Rockville Financial MHC, Inc. might be prohibited from waiving the receipt of dividends by current Federal Reserve Board policy.

•	Further implementation of our stock benefit plans could increase our costs, which could reduce our income.

Rockville Financial, Inc.	26

•	Because we intend to continue to increase our commercial real estate and commercial business loan originations, our lending risk may increase, and downturns in the real estate market or local economy could adversely affect our earnings.

•	The trading volume in our stock is less than in larger publicly traded companies which can cause price volatility, hinder the ability to sell our common stock and may lower the market price of the stock.

•	The Emergency Economic Stabilization Act (“EESA”) of 2008 is expected to have a profound effect on the financial services industry. The effect of programs developed under EESA, including the Troubled Asset Recovery and Capital Purchase Programs in which we presently have no intention to participate, could dramatically change the competitive environment in which we operate.
Any forward-looking statements made by or on behalf of us in this Form 10-Q speak only as of the date of this Form 10-Q. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should; however, consult any further disclosures of a forward-looking nature we may make in future filings.
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
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to allowance for loan losses, derivative financial instruments, other-than-temporary impairment of investment securities, income taxes, pension and other post-retirement benefits and stock compensation.
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

Rockville Financial, Inc.	27

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
Other-than-temporary Impairment of Securities: On a quarterly basis, securities with unrealized depreciation for twelve or more consecutive months and other securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. It is assessed whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have a credit component to their unrealized loss. Debt securities with a non-credit component to their unrealized loss are reflected in other comprehensive income. Management believes the policy for evaluating securities for other-than-temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income.
Income Taxes: We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by an allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1999 through June 30, 2009; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of June 30, 2009, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of June 30, 2009, our net deferred tax asset was $11.5 million and there was no valuation allowance.
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

Rockville Financial, Inc.	28

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
Comparison of Operating Results for the Three and Six Months Ended June 30, 2009 and 2008
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage servicing income, bank owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment, service bureau fees, and other non-interest expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the three and six months ended June 30, 2009 and 2008.
Income Statement Summary

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
			(In thousands)
Net interest income	$11,301	$10,213	$1,088	$22,564	$19,980	$2,584
Provision for loan losses	304	125	179	603	249	354
Non-interest income	2,582	340	2,242	3,573	1,754	1,819
Non-interest expense	9,715	8,356	1,359	18,819	17,700	1,119

Income before income taxes	3,864	2,072	1,792	6,715	3,785	2,930
Provision for income taxes	(1,270)	(679)	(591)	(2,205)	(1,237)	(968)

Net income	$2,594	$1,393	$1,201	$4,510	$2,548	$1,962

Net income increased by $1.2 million, or 86.2%, to $2.6 million for the quarter ended June 30, 2009 from $1.4 million for the same period in the prior year. The increase in net income primarily resulted from an increase in net interest income of $1.1 million, or 10.7%, and an increase in non-interest income of $2.2 million, or 659.4% which was partially offset by increases in non-interest expense of $1.4 million, or 16.3%, provision for loan losses of $179,000, or 143.2% and the provision for income taxes of $591,000, or 87.0%. Non-interest income for the quarter included $867,000 of net securities gains compared to $82,000 for the same period in the prior year and other-than-temporary impairment

Rockville Financial, Inc.	29

of securities of $400 compared to $1.2 million in the second quarter of 2008. Income before taxes increased $1.8 million, or 86.5%, to $3.9 million for the quarter ending June 30, 2009 from $2.1 million for the same period in the prior year.
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

	Three Months Ended June 30,
	2009			2008
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
			(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,327,508	$17,424	5.25%	$1,154,096	$16,624	5.76%
Investment securities	145,801	1,690	4.64	175,536	2,188	4.99
Federal Home Loan Bank stock	17,007	—	—	12,203	116	3.80
Other earning assets	784	—	—	3,200	12	1.50

Total interest-earning assets	1,491,100	19,114	5.13	1,345,035	18,940	5.63

Non-interest-earning assets	59,520			56,594

Total assets	$1,550,620			$1,401,629

Interest-bearing liabilities:
NOW and money market accounts	$307,102	702	0.91	$253,806	1,341	2.11
Savings accounts (5)	139,274	159	0.46	131,735	213	0.65
Time deposits	528,984	4,320	3.27	522,457	4,972	3.81

Total interest-bearing deposits	975,360	5,181	2.12	907,998	6,526	2.87
Advances from the Federal Home Loan Bank	290,023	2,632	3.63	218,947	2,201	4.02

Total interest-bearing liabilities	1,265,383	7,813	2.47%	1,126,945	8,727	3.10%

Non-interest-bearing liabilities	136,004			117,716

Total liabilities	1,401,387			1,244,661
Stockholders’ equity	149,233			156,968

Total liabilities and stockholders’ equity	$1,550,620			$1,401,629

Net interest income		$11,301			$10,213

Net interest rate spread (2)			2.66%			2.53%
Net interest-earning assets (3)	$225,717			$218,090

Net interest margin (4)			3.03%			3.04%
Average interest-earning assets to average interest-bearing liabilities			117.84%			119.35%

(1)	Includes loans held for sale.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

(5)	Includes mortgagor’s and investor’s escrow accounts.

Rockville Financial, Inc.	30

	Six Months Ended June 30,
	2009			2008
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
			(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,319,911	$34,743	5.26%	$1,138,992	$33,396	5.86%
Investment securities	153,957	3,695	4.80	161,232	4,174	5.18
Federal Home Loan Bank stock	17,007	—	—	11,918	284	4.77
Other earning assets	711	—	—	3,256	32	1.97

Total interest-earning assets	1,491,586	38,438	5.15	1,315,398	37,886	5.76

Non-interest-earning assets	59,501			56,792

Total assets	$1,551,087			$1,372,190

Interest-bearing liabilities:
NOW and money market accounts	$296,108	1,439	0.97	$232,309	2,363	2.03
Savings accounts (5)	133,518	326	0.49	128,293	410	0.64
Time deposits	529,323	8,867	3.35	526,317	10,713	4.07

Total interest-bearing deposits	958,949	10,632	2.22	886,919	13,486	3.04
Advances from the Federal Home Loan Bank	310,535	5,242	3.38	214,157	4,420	4.13

Total interest-bearing liabilities	1,269,484	15,874	2.50%	1,101,076	17,906	3.25%

Non-interest-bearing liabilities	133,541			113,724

Total liabilities	1,403,025			1,214,800
Stockholders’ Equity	148,062			157,390

Total liabilities and stockholders’ equity	$1,551,087			$1,372,190

Net interest income		$22,564			$19,980

Net interest rate spread (2)			2.65%			2.51%
Net interest-earning assets (3)	$222,102			$214,322

Net interest margin (4)			3.03%			3.04%
Average interest-earning assets to average interest-bearing liabilities			117.50%			119.46%

(1)	Includes loans held for sale.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

(5)	Includes mortgagors’ and investors’ escrow accounts.

Rockville Financial, Inc.	31

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

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
	Compared to			Compared to
	June 30, 2008			June 30, 2008
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
			(In thousands)
Interest and dividend income:
Loans receivable	$1,955	$(1,155)	$800	$3,781	$(2,434)	$1,347
Securities interest, dividends & income from other assets	(308)	(318)	(626)	(117)	(678)	(795)

Total earning assets	1,647	(1,473)	174	3,664	(3,112)	552

Interest expense:
NOW and money market accounts	375	(1,014)	(639)	1,025	(1,949)	(924)
Savings accounts	13	(67)	(54)	18	(102)	(84)
Time deposits	63	(715)	(652)	61	(1,907)	(1,846)

Total interest-bearing deposits	451	(1,796)	(1,345)	1,104	(3,958)	(2,854)
FHLB Advances	615	(184)	431	1,381	(559)	822

Total interest-bearing liabilities	1,066	(1,980)	(914)	2,485	(4,517)	(2,032)

Change in net interest income	$581	$507	$1,088	$1,179	$1,405	$2,584

Net Interest Income: Net interest income before the provision for loan loss was $11.3 million for the three months ended June 30, 2009, compared to $10.2 million for the same period in the prior year, an increase of $1.1 million. Average earning assets increased by $146.1 million, or 10.9%, to $1.5 billion for the three months ended June 30, 2009 when compared to the same period in the prior year. In the second quarter of 2009 interest income on earning assets was $19.1 million, an increase of $174,000 over the same period in 2008, and yielded an average of 5.13%, down 50 basis points from the second quarter of 2008. Interest-bearing liabilities increased by $138.4 million, or 12.3% to $1.3 billion for the three months ended June 30, 2009. In the second quarter of 2009 the cost of interest-bearing liabilities was $7.8 million, a decrease of $914,000 from the same period last year. The increase in the average net interest-earning assets and average earning assets reflects the net impact of continued strong loan growth funded primarily by NOW and money market accounts and increased borrowings from the Federal Home Loan Bank. Our net interest margin declined 1 basis point to 3.03% for the three months ended June 30, 2009 from 3.04% for the same period in the prior year. Our net interest rate spread increased 13 basis points due to a decrease in our cost of funds of 63 basis points, which was partially offset by a 50 basis point decrease in our earning asset yield.
Net interest income before the provision for loan loss was $22.6 million for the six months ended June 30, 2009, compared to $20.0 million for the same period in the prior year. The $2.6 million, or 12.9%, increase in our net interest income is primarily due to a $7.8 million, or 3.6%, increase in average net interest-earning assets, partially offset by a 1 basis point decline in our net interest margin. Average earning assets increased by $176.2 million, or 13.4%, to $1.5 billion for the six months ended June 30, 2009 when compared to the same period in the prior year. The increase in the average net interest-earning assets and average earning assets reflects the net impact of continued strong loan growth funded primarily by NOW and money market accounts and increased borrowings from the Federal Home Loan Bank. Our net interest margin declined 1 basis point to 3.03% for the six months ended June 30, 2009 from 3.04% for the same period in the prior year. Our net interest rate spread increased

Rockville Financial, Inc.	32

14 basis points to 2.65% for the six months ended June 30, 2009 from 2.51% for the same period in the prior year due to a 75 basis point decline in our average cost of funds partially offset by a 61 basis point decrease in our average earning asset yield resulting from the decline in interest rates.
Interest and Dividend Income: Interest and dividend income increased by $174,000, or 0.9%, to $19.1 million for the three months ended June 30, 2009 from $18.9 million for the same period in the prior year. Our yield on interest-earning assets for the three months ended June 30, 2009 decreased 50 basis points to 5.13% when compared to 5.63% for the three months ended June 30, 2008. Interest income on loans receivable increased by $800,000, or 4.8%, to $17.4 million from $16.6 million. The increase in loan interest income was primarily due to a $173.4 million, or a 15.0%, increase in average loans receivable offset by a 51 basis point decrease in the average yield on the loan portfolio. The decrease in the average yield was attributable to adjustable rate loans repricing downward due to the lowering of the prime rate in addition to a competitive loan environment. The effect of the lowering rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period. The prime rate used as an index to re-price various commercial and home equity adjustable loans decreased to 3.25% for the three months ended June 30, 2009 from 5.00% for the three months ended June 30, 2008. The one-year Constant Maturity Treasury Bill Index used to re-price adjustable rate residential mortgages decreased 198 basis points during the past year to 0.48% at June 30, 2009 from 2.46% at June 30, 2008.
Interest and dividend income increased by $552,000, or 1.5%, to $38.4 million for the six months ended June 30, 2009 from $37.9 million for the same period in the prior year. Our yield on earning assets for the six months ended June 30, 2009 decreased 61 basis points to 5.15% when compared to 5.76% for the six months ended June 30, 2008. Interest income on loans receivable increased by $1.3 million, or 4.0%, to $34.7 million from $33.4 million. The increase in loan interest income was primarily due to a $180.9 million, or a 15.9%, increase in average loans receivable offset by a 60 basis point decrease in the average yield on the loan portfolio. The decrease in the average yield was attributable to adjustable rate loans repricing downward due to the lowering of the prime rate and the decline in the treasury index rate, in addition to a competitive loan environment. The effect of the lowering rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period.
Interest Expense: Interest expense for the three months ended June 30, 2009 decreased $914,000, or 10.5%, to $7.8 million from $8.7 million from the same period in the prior year. The decrease resulted from a decrease of 63 basis points paid on average interest-bearing liabilities partially offset by a $138.4 million, or a 12.3%, increase in average interest-bearing liabilities for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease in the cost of funds was primarily due to the impact that the declining interest rate environment had on the Bank’s time deposits during the second quarter of 2009. Generally speaking, management would prefer to fund growth with deposits instead of wholesale borrowings. However, current market conditions are such that wholesale borrowings are more financially advantageous allowing management to temporarily increase its use of wholesale borrowings. Average outstanding advances from the Federal Home Loan Bank were $290.0 million, an increase of $71.1 million, for the three months ended June 30, 2009 compared to $218.9 million for the three months ended June 30, 2008. The cost of these borrowings averaged 3.63% for the three months ended June 30, 2009, 39 basis points lower than the average cost for the three months ended June 30, 2008 of 4.02%. Average balances on interest-bearing deposits rose to $975.4 million, an increase of $67.4 million, or 7.4%, for the three months ended June 30, 2009 compared to $908.0 million for the same period in the prior year.
Interest expense for the six months ended June 30, 2009 decreased $2.0 million, or 11.4%, to $15.9 million from $17.9 million from the same period in the prior year. The decrease resulted from a decrease of 75 basis points paid on average interest-bearing liabilities partially offset by a $168.4 million, or a 15.3%, increase in average interest-bearing liabilities for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The decrease in the cost of funds was due to the impact that the declining interest rate environment had on the Bank’s time deposits during the first six months of 2009. Generally speaking, management would prefer to fund growth with deposits instead of wholesale borrowings. There are periods when market conditions are such that wholesale borrowings are more financially advantageous, in which case management will temporarily increase its use of wholesale borrowings. Average balances on interest-bearing deposits rose to $958.9 million, an

Rockville Financial, Inc.	33

increase of $72.0 million, or 8.1%, for the six months ended June 30, 2009 compared to $886.9 million for the same period in the prior year. Average balances on advances from the Federal Home Loan Bank increased $96.4 million, or 45.0%, to $310.5 million for the six months ended June 30, 2009 from $214.2 million for the same period in the prior year.
Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $304,000 for the three months ended June 30, 2009, which reflects an increase of $179,000, when compared to the same period in the prior year. Provisions totaling $603,000 were recorded for the six months ended June 30, 2009, which reflects an increase of $354,000 when compared to the same period in the prior year. At June 30, 2009, the allowance for loan losses totaled $13.1 million, which represented 0.98% of total loans and 89.51% of non-performing loans compared to an allowance for loan losses of $12.6 million, which represented 0.96% of total loans and 120.30% of non-performing loans as of December 31, 2008.
Non-interest Income: We have the following sources of non-interest income: banking service charges on deposit accounts, bank owned life insurance, mortgage servicing income, derivative financial instruments and brokerage and insurance fees from Infinex, Inc., the Bank’s on-premise provider of non-deposit investment services.
Non-interest income increased by $2.2 million, or 659.4%, to $2.6 million for the quarter ended June 30, 2009 from $340,000 earned during the same period in the prior year. The increase is due to an increase of $785,000 in net securities gains, a decrease of $1.2 million in other-than-temporary impairment losses on securities, a gain of $289,000 from the sale of fixed rate residential mortgages and a net gain of $89,000 on derivative financial instruments. Partially offsetting these increases was a reduction of $74,000 in service charges and fees to $1.2 million resulting primarily from a $121,000 reduction in brokerage fees from Infinex offset by a $67,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network.
Non-interest income increased by $1.8 million, or 103.7%, to $3.6 million for the six months ended June 30, 2009 from $1.8 million earned during the same period in the prior year. The increase is due to an increase of $664,000 in net securities gains, a decrease of $799,000 in other-than-temporary impairment losses on securities and, a gain of $328,000 from the sale of fixed rate residential mortgages.
Non-interest Expense: Non-interest expense increased by $1.4 million, or 16.3%, to $9.7 million for the three months ended June 30, 2009 from $8.4 million for the same period in the prior year. The following table summarizes non-interest expense for the three and six months ended June 30, 2009 and 2008:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2009	2008	Change	2009	2008	Change
			(In thousands)
Salaries and employee benefits	$4,560	$4,195	$365	$9,382	$9,566	$(184)
Service bureau fees	958	910	48	1,972	1,867	105
Occupancy and equipment	1,049	989	60	2,197	2,033	164
Professional fees	357	271	86	701	765	(64)
Marketing and promotions	362	471	(109)	618	747	(129)
Insurance and FDIC Assessments	1,163	231	932	1,539	344	1,195
Other	1,266	1,289	(23)	2,410	2,378	32

Total non-interest expense	$9,715	$8,356	$1,359	$18,819	$17,700	$1,119

Rockville Financial, Inc.	34

Insurance and FDIC assessments increased $932,000 in the quarter ended June 30, 2009 compared to the same quarter last year. FDIC assessments increased due to a special assessment that is calculated as of June 30, 2009 and payable in September 2009 which was fully accrued as of June 30, 2009. Discretionary marketing and promotional expense declined $109,000 in the second quarter of 2009 compared the same period in the prior year in response to the special FDIC assessment as part of ongoing efforts to control expenses. Salary and employee benefits increased $365,000 for the three months ended June 30, 2009 when compared to the same period last year resulting primarily from an increase of $307,000 in pension expense from $120,000 in the second quarter of 2008 to $427,000 in the second quarter of 2009. The number of full-time equivalent employees increased to 214 as of June 30, 2009 from 213 as of June 30, 2008. The $60,000 increase in occupancy expense is largely due to the expansion of our branch and ATM network. The $48,000 increase in service bureau fees is mainly due to a $38,000 increase in ATM servicing fees and a $40,000 increase in wide area network telecommunications servicing costs offset by a $31,000 decrease in core processing services costs,
The $184,000 decrease in salary and employee benefits reflects an $883,000 decrease in stock incentive award expenses related to the Stock Incentive Award Plan awards made in 2008, a $412,000 increase in pension and supplemental retirement and savings agreement expenses, a $136,000 decrease in salary deferrals (increasing expense) relating to lower loan originations, an increase of $60,000 for estimated bonus expense, an increase of $43,000 in salary costs, a $36,000 increase in 401K expense and an $83,000 reduction in ESOP expense in the six months of 2009 when compared to the first six months of 2008. The $105,000 increase in service bureau fees is mainly due to a $75,000 increase in ATM servicing fees, an $18,000 increase in wide area network telecommunications servicing costs and a $12,000 increase in core processing services costs. The higher service bureau fees are primarily attributable to increased core processing costs due to the overall growth experienced in loans, deposits and debit card transactions. The $164,000 increase in occupancy expense is largely due to the expansion of our branch and ATM network. FDIC assessments increased to $1.5 million for the six months ended June 30, 2009 compared to $303,000 for the same period in 2008 due to a $700,000 special assessment that is calculated as of June 30, 2009 and fully accrued as of June 30, 2009. Discretionary marketing and promotional expense declined $129,000 in the first six months of 2009 compared the same period in the prior year as part of ongoing efforts to control expenses.
The following table summarizes significant components of other non-interest expense for the three and six months ended June 30, 2009 and 2008:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2009	2008	Change	2009	2008	Change
			(In thousands)
Directors fees	$205	$194	$11	$397	$422	$(25)
Telephone	43	50	(7)	84	101	(17)
Postage	91	88	3	190	181	9
Courier	82	101	(19)	164	183	(19)
Dues and subscriptions	44	41	3	120	120	—
Service charges	43	43	—	104	80	24
Printing and forms	132	96	36	172	221	(49)
Other	626	676	(50)	1,179	1,070	109

Total other non-interest expense	$1,266	$1,289	$(23)	$2,410	$2,378	$32

Other non-interest expense decreased by $23,000 or 1.8%, to $1.27 million for the three months ended June 30, 2009 compared to $1.29 million for the same period in the prior year. The decrease in other non-interest expenses was primarily due to a decrease of $19,000 in courier expense offset by a $36,000 increase in printing and forms expense.
The $32,000 increase in other non-interest expenses for the six months ended June 30, 2009 when compared to the same period in the prior year, primarily reflects a decrease in director fees of $25,000, a decrease in telephone expense of $17,000, a decrease in courier expense of $19,000, a decrease of printing and forms expense of $49,000 which were offset by an increase of $24,000 in other bank service charges. Also other expenses increased $109,000 which was the result of increased mortgage

Rockville Financial, Inc.	35

loan servicing expense of $71,000 and increased mortgage appraisal and credit report expense of $65,000 due to higher mortgage activity, and increased collection expense of $184,000; partially offsetting these increases were reductions in travel expense of $34,000 and human resource expense of $35,000 and a decrease in off-balance sheet allowance expense of $110,000.
Income Tax Expense: Income tax expense increased $591,000, or 87.0%, to $1.3 million for the three months ended June 30, 2009 as compared to a $679,000 tax expense for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The provision for income taxes is 32.9% and 32.8% of pretax income for the three months ended June 30, 2009 and 2008, respectively. Income tax expense increased $968,000, or 78.3%, to $2.2 million for the six months ended June 30, 2009 as compared to a $1.2 million tax expense for the same period in the prior year. The provision for income taxes is 32.8% and 32.7% of pretax income for the six months ended June 30, 2009 and 2008, respectively. Our effective tax rate differs from the statutory rate of 35% primarily due to the dividend received deduction, non-taxable earnings on bank owned life insurance and the add-back of the excess of fair value over the cost basis of ESOP expense to taxable income.

Rockville Financial, Inc.	36

Comparison of Financial Condition at June 30, 2009 and December 31, 2008
Summary: The Company’s total assets increased $7.4 million, or 0.5%, to $1.54 billion at June 30, 2009, from $1.53 billion at December 31, 2008, primarily due to a $34.6 million, or 2.7%, increase in loans receivable offset by a reduction of available for sale securities of $34.2 million. Cash and cash equivalents increased $3.5 million at June 30 to $18.4 million. Available for sale securities were $107.1 million at June 30, 2009, a decline of $34.2 million from year end mainly due to investments in mortgage-backed securities which declined $33.5 million; $20.4 million through sales and $13.8 million through principal repayments. The Company purchased $546,000 in available for sale investment securities during the six months ended June 30, 2009. The Company started purchasing held to maturity securities in 2008 and at June 30, 2009 there were $21.7 million, a reduction of $2.4million, or 10.0%, from $24.1 million at December 31, 2008. There were no purchases of held to maturity securities during the six months ended June 30, 2009. In the first quarter of 2009, the Company began selling residential mortgages in the secondary market to Freddie Mac; outstanding loans held for sale totaled $5.5 million at June 30, 2009.
Deposits increased $66.7 million, or 6.4%, from December 31, 2008, to $1.1 billion at June 30, 2009. Interest-bearing deposits grew $60.1 million in the first six months of 2009 to $986.5 million from $926.4 million at December 31, 2008. Federal Home Loan Bank advances decreased $65.1 million, or 20.2%, to $257.8 million at June 30, 2009 from $322.9 at December 31, 2008. The added liquidity from deposit growth was primarily used to fund growth in loans and reduce Federal Home Loan Bank borrowings. Non interest-bearing deposits were $122.7 million at June 30, 2009, an increase of $6.6 million from year end 2008.
Total shareholders’ equity increased $4.3 million, or 3.0%, to $150.1 million at June 30, 2009 compared to $145.8 million at December 31, 2008. This was primarily due to increased retained earnings of $3.6 million, consisting of $4.5 million of net income which was partially offset by dividend payments totaling $1.9 million. Also contributing to the increase in equity was an increase in additional paid in capital of $400,000 and a reduction in unallocated stock held by the ESOP totaling $350,000.
Investment Securities: At June 30, 2009, the Company’s investment portfolio of $128.7 million, or 8.4% of total assets, consisted of available for sale securities of $107.1 million and held to maturity securities of $21.7million. The available for sale securities portfolio was comprised of $2.0 million in U.S. Government and Agency securities, $4.9 million in corporate bonds, $736,000 in municipal bonds, $86.8 million in agency issued mortgage-backed securities, $12.5 million in marketable equity securities and $291,000 in non-marketable equity securities. The net unrealized gains on available for sale securities, net of tax effect, increased $522,000 to $3.1million at June 30, 2009 from $3.6 million at December 31, 2008. The increase in the net unrealized gains on investment securities available for sale reflects the positive impact that decreasing long-term investment market rates had on the debt securities portfolio during the first three months of 2009. The held to maturity securities portfolio had an amortized cost of $21.7 million comprised of agency issued mortgage-backed securities that had a fair market value of $22.5 million at June 30, 2009.
Lending Activities: Net loans receivable increased $34.6 million, or 2.7%, to $1.3 billion at June 30, 2009. The increase was primarily due to increases in commercial real estate and one-to-four family residential mortgages. Residential real estate loans increased $17.7 million, or 2.4%, to $763.7 million. Commercial real estate loans increased $18.8 million, or 5.4%, to $370.3 million. The increase in loans reflects continued demand for loans and increased branch capacity. Construction loans declined $5.3 million, or 6.0%, to $83.8 million and commercial business loans increased $5.3 million, or 5.0%, to $112.0 million. As of June 30, 2009 and December 31, 2008, commercial business loans consisted of $24.2 million and $26.4 million of loans fully guaranteed by the United States Department of Agriculture and $87.8 million and $65.3 million in loans partially guaranteed by the Small Business Administration, revolving business lines of credit and term loans, respectively.
Deposits: Deposits increased $66.7 million, or 6.4%, to $1.11 billion at June 30, 2009 from $1.04 billion at December 31, 2008. The growth was attributable to a $33.3 million increase in money market and investment savings account balances to $221.4 million, a $13.2 million increase in regular savings and club account balances to $134.9 million and an increase of $15.0 million in NOW account

Rockville Financial, Inc.	37

balances to $102.0 million at June 30, 2009. Demand deposits increased $6.6 million in the first six months of 2009 to $122.7 million at June 30, 2009. At June 30, 2009 core deposits were $581.0 million, an increase of $68.1 million over the same period last year. Certificates of deposit declined $1.4 million to $528.2 million in the first six months of 2009 compared to the same period last year as depositors moved their funds to higher-yielding money market accounts. The Company has been promoting competitive rate shorter-term time deposits and money market accounts in response to the competition within our marketplace to maintain existing market share and to fund loan growth and reduce borrowings. At June 30, 2009, deposits consisted of $122.7 million in non-interest- bearing deposits and $986.5 million of interest-bearing deposits.
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
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2009 and December 31, 2008, respectively, $18.4 million and $14.9 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.
For the six months ended June 30, 2009, our loan originations and purchases, net of collected principal and loan sales, totaled $35.7 million, reflecting net growth in our portfolio. Cash received from the calls and maturities of investment securities totaled $500,000 for the six months ended June 30, 2009. We purchased $546,000 and received proceeds from the sale of $21.2 million in available for sale investment securities during the three months ended June 30, 2009. The Company received $14.3 million in principal payments on available for sale mortgage-backed securities and $2.5 million in principal payments on held to maturity securities during the six months ended June 30, 2009.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $66.7 million for the six months ended June 30, 2009.
Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At June 30, 2009, we had $257.8 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $170.2 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 30% of total assets, or $462.1 million at June 30, 2009.
At June 30, 2009, we had outstanding commitments to originate loans of $82.8 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $262.2 million. At June 30, 2009, time deposits scheduled to mature in less than one year totaled $444.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Rockville Financial, Inc.	38

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
Quantitative Analysis
Income Simulation: Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2009 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage
Decrease in Estimated
Net
Interest Income
Over 12 Months
300 basis point increase in rates	(2.77)%
50 basis point decrease in rates	(3.56)
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

Rockville Financial, Inc.	39

intervention. At June 30, 2009, income at risk (i.e., the change in net interest income) decreased 2.77% and decreased 3.56% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. At June 30, 2009, return on assets is modeled to decrease by 9 basis points and decrease by 5 basis points based on a 300 basis point increase or a 50 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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

Rockville Financial, Inc.	40

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
Item 1A. Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 except as follows: The FDIC increased deposit insurance premium expense effective June 30, 2009 in the form of a special assessment. The FDIC has exercised its authority to raise assessment rates for 2009, and may impose another special assessment late this year. If such action is taken by the FDIC it could have an adverse effect on the earnings of the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2009:
Issuer Purchases of Equity Securities

				Maximum
				Number of
			Total Number of	Shares that
			Shares	May Yet Be
	Total		Purchased as	Purchased
	Number of	Average	Part of Publicly	Under the
	Shares	Price Paid	Announced Plans	Plans or
Period	Purchased	per Share	or Programs	Programs(1)
4/1/09 — 4/30/09	—	$—	—	674,718
5/1/09 — 5/31/09	—	—	—	674,718
6/1/09 — 6/30/09	—	—	—	674,718

Total	—	$—	—	674,718

(1)	Effective January 2008, the Company adopted a plan to repurchase of up to 978,400 of our outstanding shares of common stock on the open market. At June 30, 2009 there were 674,718 shares available to be purchased under this program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Rockville Financial, Inc.	41

Item 6. Exhibits

3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed for Rockville Financial, Inc. on May 13, 2005)

3.2.1	Amendment dated December 12, 2007 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on December 12, 2007)

3.2.2	Amendment and restatement dated February 13, 2008 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on February 14, 2008)

3.3	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.1 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective January 1, 2009 (incorporated herein by reference to Exhibit 10.2 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.4	First Amendment to the Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Christopher E. Buchholz as amended and restated effective as of April 13, 2009 (incorporated herein by reference to Exhibit 10.4 to the Current Report on the Company’s Form 10-Q filed on May 11, 2009)

10.5	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.6	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.7	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

10.8	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

Rockville Financial, Inc.	42

10.8.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.9	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.10	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.11	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto.

Rockville Financial, Inc.	43

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.

By:	/s/ John T. Lund
John T. Lund
SVP, Chief Financial Officer and Treasurer
Date: August 10, 2009

Rockville Financial, Inc.	44