Form 10-Q
period 2009-09-30
Rockville Financial Inc.
filed 2009-11-09
CIK 1311131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2009.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter prior that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
As of October 30, 2009, there were 19,555,655 shares of Registrant’s no par value common stock outstanding.

Rockville Financial, Inc.	2

Part I — FINANCIAL INFORMATION
     Item 1. Interim Financial Statements:
Rockville Financial, Inc. and Subsidiary
Consolidated Statements of Condition
(In Thousands Except Share Amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$16,011	$14,607
Short-term investments	1,005	294

Total cash and cash equivalents	17,016	14,901
AVAILABLE FOR SALE SECURITIES-At fair value	107,761	141,250
HELD TO MATURITY SECURITIES-At amortized cost	20,314	24,138
LOANS HELD FOR SALE	124	—
LOANS RECEIVABLE (Net of allowance for loan losses of $12,610 in 2009 and $12,553 in 2008)	1,355,264	1,291,791
FEDERAL HOME LOAN BANK STOCK	17,007	17,007
ACCRUED INTEREST RECEIVABLE	4,667	4,636
DEFERRED TAX ASSET—Net	11,000	11,476
PREMISES AND EQUIPMENT—Net	16,191	16,405
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE	9,979	9,705
OTHER REAL ESTATE OWNED	2,155	—
OTHER ASSETS	1,857	694

TOTAL	$1,564,405	$1,533,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
DEPOSITS:
Non-interest bearing	$131,311	$116,113
Interest-bearing	994,343	926,395

Total deposits	1,125,654	1,042,508
MORTGAGORS’ AND INVESTORS’ ESCROW ACCOUNTS	3,169	6,077
ADVANCES FROM THE FEDERAL HOME LOAN BANK	265,851	322,882
ACCRUED EXPENSES AND OTHER LIABILITIES	16,724	15,829

Total liabilities	1,411,398	1,387,296

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,555,655 shares and 19,568,284 shares issued and outstanding (includes 142,560 shares and 156,780 shares of unvested restricted stock) at September 30, 2009 and December 31, 2008, respectively	85,249	85,249
Additional paid-in capital	3,963	3,380
Unallocated common shares held by ESOP (419,795 shares at September 30, 2009 and December 31, 2008)	(4,510)	(5,035)
Treasury stock, at cost (698,826 shares and 695,253 shares at September 30, 2009 and December 31, 2008, respectively)	(9,663)	(9,709)
Retained earnings	80,948	75,985
Accumulated other comprehensive loss, net of tax	(2,980)	(4,093)

Total stockholders’ equity	153,007	145,777

TOTAL	$1,564,405	$1,533,073

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc.	3

Rockville Financial, Inc. and Subsidiary
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$17,222	$17,266	$51,965	$50,662
Securities-interest	1,359	2,057	4,837	5,434
Interest-bearing deposits	1	1	1	33
Securities-dividends	102	352	319	1,433

Total interest and dividend income	18,684	19,676	57,122	57,562

INTEREST EXPENSE:
Deposits	4,807	5,688	15,439	19,174
Borrowed funds	2,577	2,784	7,819	7,204

Total interest expense	7,384	8,472	23,258	26,378

Net interest income	11,300	11,204	33,864	31,184

PROVISION FOR LOAN LOSSES:	700	700	1,303	949

Net interest income after provision for loan losses	10,600	10,504	32,561	30,235

NON-INTEREST INCOME (LOSS):
Service charges and fees	1,376	1,430	3,874	4,068
Net gain from sale of securities	—	129	936	401
Other-than-temporary impairment losses on securities	—	(11,514)	(357)	(12,670)
Net gain from sales of loans	328	—	656	—
Other	105	—	273	—

Total non-interest income (loss)	1,809	(9,955)	5,382	(8,201)

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,710	4,083	14,092	13,649
Service bureau fees	952	943	2,924	2,810
Occupancy and equipment	1,127	1,062	3,324	3,095
Professional fees	202	377	903	1,142
Marketing and promotions	149	294	767	1,041
Insurance and FDIC assessments	394	178	1,933	522
Other	1,308	1,296	3,718	3,674

Total non-interest expense	8,842	8,233	27,661	25,933

INCOME (LOSS) BEFORE INCOME TAXES	3,567	(7,684)	10,282	(3,899)

PROVISION (BENEFIT) FOR INCOME TAXES	1,227	(2,382)	3,432	(1,145)

NET INCOME (LOSS)	$2,340	$(5,302)	$6,850	$(2,754)

     (Continued)

Rockville Financial, Inc.	4

Rockville Financial, Inc. and Subsidiary
Consolidated Statements of Operations — Concluded
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income (loss) per share (see Note 2):
Basic	$0.13	$(0.29)	$0.37	$(0.15)
Diluted	0.13	(0.29)	0.37	(0.15)
Weighted average shares outstanding:
Basic	18,477,974	18,399,413	18,460,244	18,510,707
Diluted	18,497,155	18,399,413	18,466,638	18,510,707
See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc.	5

Rockville Financial, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands, Except Share and per share Amounts)
(Unaudited)

				Unallocated
				Common				Accumulated
			Additional	Shares				Other	Total
	Common Stock		Paid in	Held by	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	ESOP	Earnings	Shares	Amount	(Loss) Income	Equity

Balance at December 31, 2008	19,568,284	$85,249	$3,380	$(5,035)	$75,985	695,253	$(9,709)	$(4,093)	$145,777

Comprehensive income:
Net income	—	—	—	—	6,850	—	—	—	6,850
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	1,493	1,493
Change in accumulated other comprehensive income related to employee benefit plans, net of tax	—	—	—	—	—	—	—	654	654

Total comprehensive income									8,997

Common stock repurchased	—	—	—	—	—	20,000	(198)	—	(198)
Stock compensation expense	(9,200)	—	769	525	—	—	—	—	1,294
Treasury stock issued	—	—	(152)	—	(92)	(16,427)	244	—	—
Cancellation of shares for tax withholding	(3,429)	—	(34)	—	—	—	—	—	(34)
Dividends paid, $0.15 per common share	—	—	—	—	(2,829)	—	—	—	(2,829)
Cumulative effect adjustment of a change in accounting principle, the adoption of FSP FAS 115-2 and FAS 124-2 (ASC 320)	—	—	—	—	1,034	—	—	(1,034)	—

Balance at September 30, 2009	19,555,655	$85,249	$3,963	$(4,510)	$80,948	698,826	$(9,663)	$(2,980)	$153,007

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc.	6

Rockville Financial, Inc. and Subsidiary
Consolidated Statements of Cash Flows — Unaudited
(In Thousands)

	For the Nine Months
	Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,850	$(2,754)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(127)	(38)
Stock compensation expense	1,294	2,133
Provision for loan losses	1,303	949
Net gain from sale of securities	(936)	(401)
Other-than-temporary impairment of securities	357	12,670
Loans originated for sale	(38,902)	—
Proceeds from sales of loans held for sale	38,778	—
Depreciation and amortization	1,212	1,115
Deferred income tax benefit	(630)	(4,189)
Increase in cash surrender value of bank owned life insurance	(274)	(291)
Net change in other assets and liabilities:
Deferred loan fees and premiums	649	180
Accrued interest receivable	(31)	(802)
Other assets	(874)	1,756
Accrued expenses and other liabilities	1,886	345

Net cash provided by operating activities	10,555	10,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	21,171	5,620
Proceeds from calls and maturities of available for sale securities	500	11,000
Principal payments on available for sale securities	20,543	14,219
Principal payments on held to maturity securities	3,881	1,420
Purchase of available for sale securities	(6,055)	(54,980)
Purchase of held to maturity securities	—	(25,949)
Purchase of Federal Home Loan Bank stock	—	(5,151)
Proceeds from sale of loans	—	8,300
Purchase of loans	(2,529)	—
Net increase in loans	(65,051)	(143,844)
Purchases of premises and equipment	(1,046)	(2,475)

Net cash used in investing activities	(28,586)	(191,840)

(Continued)

Rockville Financial, Inc.	7

Rockville Financial, Inc. and Subsidiary
Consolidated Statements of Cash Flows — Concluded
(Unaudited)

	For the Nine Months
	Ended September 30,
	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchased	(198)	(3,905)
Net increase in non-interest bearing deposits	15,198	14,592
Net increase in interest-bearing deposits	67,948	30,129
Net decrease in mortgagors’ and investors’ escrow accounts	(2,908)	(2,674)
Net (decrease) increase in short-term FHLB advances	(51,000)	95,000
Proceeds from long—term FHLB advances	8,112	67,320
Repayments of Federal Home Loan Bank advances	(14,143)	(20,133)
Cancellation of shares for tax withholding	(34)	—
Cash dividends paid on common stock	(2,829)	(2,853)

Net cash provided by financing activities	20,146	177,476

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,115	(3,691)
CASH AND CASH EQUIVALENTS — Beginning of period	14,901	23,998

CASH AND CASH EQUIVALENTS — End of period	$17,016	$20,307

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$23,345	$26,289
Income taxes	3,100	1,751
Transfer of loans to other real estate owned	2,155	—
See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc.	8

Rockville Financial, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
1. Basis of Presentation and Principles of Consolidation
The consolidated interim financial statements and the accompanying notes presented in this report include the accounts of Rockville Financial, Inc., its wholly-owned subsidiary Rockville Bank, and the Bank’s wholly-owned subsidiaries, The SBR Mortgage Company, The SBR Investment Corp., Rockville Bank Commercial Properties, Inc., Rockville Bank Residential Properties, Inc., Rockville Financial Services, Inc. Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed on December 17, 2004. Rockville Financial MHC, Inc. holds fifty-five percent of the Company’s common stock, and the Company holds of all the common stock of Rockville Bank (“the Bank”).

The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim consolidated financial statements. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These interim consolidated financial statements should be read in conjunction with the Company’s 2008 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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
2. Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands, except share and per share data)

Net income (loss)	$2,340	$(5,302)	$6,850	$(2,754)

Weighted-average basic shares outstanding(1)	18,477,974	18,399,413	18,460,244	18,510,707
Diluted effect of stock options	19,181	—	6,394	—

Weighted-average diluted shares(1)	18,497,155	18,399,413	18,466,638	18,510,707

Earnings (loss) per share:
Basic	$0.13	$(0.29)	$0.37	$(0.15)

Diluted	$0.13	$(0.29)	$0.37	$(0.15)

Rockville Financial, Inc.	9

(1)	Weighted-average shares outstanding for 2008 have been adjusted retrospectively for restricted shares that were determined to be “participating” in accordance with Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”)(ASC 718).
Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Unvested restricted shares are included in the weighted-average number of common shares outstanding for basic earnings per share calculations. The 2008 shares outstanding of basic and dilutive shares were restated to comply with FSP EITF 03-6-1. For the three and nine month periods ended September 30, 2009, the Company’s common stock equivalents relate solely to stock options issued and outstanding. Stock options that would have a dilutive effect on diluted earnings per share are excluded from the calculation. For the quarter ended September 30, 2009 and for the nine months ended September 30, 2009, the number of shares excluded from the EPS calculation were 426,694 and 405,259, respectively.
3. Recent Accounting Pronouncements
In June 2009, the FASB issued Financial Accounting Standard No. 168, “The FASB Accounting Standards CodificationTM(ASC) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (FAS 168). In addition, in June 2009, the FASB issued Accounting Standards Update No. 2009-01, “ASC Topic 205 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (ASU 2009-1). Both FAS 168 and ASU 2009-1 recognize the FASB Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles to be utilized by nongovernmental entities. FAS 168 and ASU 2009-1 are effective for interim and annual periods ending after September 15, 2009.
In May 2009, the FASB issued SFAS No. 165 Subsequent Events (SFAS No. 165) (ASC Topic 855). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this statement as of June 30, 2009 and such adoption did not have an impact on the results of operations or financial position.
In April 2009, the FASB issued FSP No. 115-2 (“FSP 115-2”), Recognition and Presentation of Other-Than-Temporary Impairments (ASC Topic 320). FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company applied the guidance contained in FSP 115-2 effective in January 2009 resulting in a cumulative effect adjustment of $1.0 million ($1.6 million before taxes) that increased retained earnings and increased accumulated other comprehensive loss.
In April 2009, the FASB issued FSP No. 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC Topic 820). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.

Rockville Financial, Inc.	10

In April 2009, the FASB issued FSP No. 107-1 (“FSP 107-1”), Interim Disclosures about Fair Value of Financial Instruments (ASC Topic 270). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”) (ASC Topic 715). This FASB staff position amends FASB Statement No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This FASB staff position becomes effective for the Company for the fiscal year ending December 31, 2009. The Company is currently evaluating the impact of adopting FSP FAS 132(R)-1 on the consolidated financial statements, but it is not expected to have a material impact.
In June 2008, the FASB issued Staff Position No. EITF 03-6-1 (“FSP 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC Topic 718), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings Per Share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of FSP 03-6-1. Early application is not permitted. The adoption of FSP 03-6-1 did not have a material impact on the Company’s consolidated financial statements.
In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets (ASC Topic 350). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 was effective January 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (ASC Topic 815). The Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement was effective January 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(revised 2007) (“SFAS 141R”), Business Combinations (ASC Topic 805). The Statement requires that all business combinations be accounted for under the “acquisition method.” The Statement requires that the assets, liabilities and noncontrolling interests of a business combination be measured at fair value at the acquisition date. The acquisition date is defined as the date an acquirer obtains control of the entity, which is typically the closing date. The Statement requires that all acquisition and restructuring related costs be expensed as incurred and that any contingent consideration be measured at fair value and recorded as either equity or a liability with the liability remeasured at fair value in subsequent periods. The Statement was effective January 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Rockville Financial, Inc.	11

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51 (ASC Topic 810). The Statement requires that a noncontrolling interest (formerly minority interest) be measured at fair value at the acquisition date and be presented in the equity section on the balance sheet. The Statement requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions with no resulting gain or loss. If control is lost, the noncontrolling interest is remeasured to fair value and a gain or loss is recorded. The Statement was effective January 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
4. Fair Value Measurements
SFAS 157, Fair Value Measurements, (ASC 820) defines fair value, establishes a framework for measuring the fair value of assets and liabilities based upon a three-tier hierarchy, and expands disclosures about fair value measurements but does not expand the use of fair value in any new circumstances. The fair value hierarchy is as follows:
Level 1:	Quoted prices are available in active markets for identical investments as of the reporting date. The quoted price is not adjusted because of the size of the position relative to trading volume.

Level 2:	Pricing inputs are observable for the asset or liability, either directly or indirectly but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies.

Level 3:	Pricing inputs are unobservable for the assets and liabilities and include situations where there is little, if any, market activity and the determination of fair value requires significant judgment or estimation. In recent cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such instances, the determination of which category within the fair value hierarchy is appropriate for any given asset or liability is based on the lowest level of input that is significant to the fair value of the asset or liability.
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
Assets Recorded at Fair Value on a Recurring Basis:

		Fair Value Measurements
		At September 30, 2009, Using:
		(In thousands)
		Quoted Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total Fair Value	(Level 1)	(Level 2)	(Level 3)

Available for Sale Securities	$107,761	$15,836	$89,949	$1,976

Total Assets Measured at Fair Value	$107,761	$15,836	$89,949	$1,976

Rockville Financial, Inc.	12

		Fair Value Measurements
		At December 31, 2008, Using:
		(In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total Fair Value	(Level 1)	(Level 2)	(Level 3)

Available for Sale Securities	$141,250	$14,958	$124,178	$2,114

Total Assets Measured at Fair Value	$141,250	$14,958	$124,178	$2,114

The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2009 and the year ended December 31, 2008 are summarized in the following tables:

Investment Securities Available-for-Sale:

For the nine months ended September 30, 2009	(In thousands)

Balance of recurring Level 3 assets at December 31, 2008	$2,114
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	—
Included in other comprehensive income	103
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	(241)

Balance of recurring Level 3 assets at September 30, 2009	$1,976

For the nine months ended September 30, 2008	(In thousands)

Balance of recurring Level 3 assets at December 31, 2007	$308
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(1,073)
Included in other comprehensive income	426
Purchases, sales, issuances and settlements, net	(8)
Transfers in and/or out of Level 3	2,440

Balance of recurring Level 3 assets at September 30, 2008	$2,093

Items Measured at Fair Value on a Non-Recurring Basis:

The following is a description of the valuation methodologies used for certain assets that are recorded at fair value on a non-recurring basis:

Impaired loans: FASB Statement No. 114 (“SFAS 114”) (ASC 310) Accounting by Creditors for an Impairment of a Loan (ASC 310) requires that a creditor recognize the impairment of a loan if the present value of expected future cash flows discounted at the loan’s effective interest rate (or, alternatively, the observable market price of the loan or the fair value of the collateral) is less than the recorded investment in the impaired loan. Non-recurring fair value adjustments to collateral dependent loans are recorded, when necessary, to reflect partial write-downs based upon observable market price or current appraised value of the collateral. The Company records impaired loans as non-recurring Level 3 fair value measurements.

Rockville Financial, Inc.	13

Assets Recorded at Fair Value on a Non-recurring Basis:
The following table presents the Company’s assets measured at fair value on a non-recurring basis for the nine months ended September 30, 2009 and 2008:

		Fair Value Measurements
		At September 30, 2009, Using:
		(In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired Loans	$9,821	$ —	$ —	$9,821

Total Assets Measured at Fair Value	$9,821	$ —	$ —	$9,821

		Fair Value Measurements
		At September 30, 2008, Using:
		(In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired Loans	$6,621	$ —	$ —	$6,621

Total Assets Measured at Fair Value	$6,621	$ —	$ —	$6,621

There were no liabilities reported at fair value on a non-recurring basis on the balance sheet.
As of September 30, 2009 and December 31, 2008, the carrying value and estimated fair value of the Company’s financial instruments were:

	September 30, 2009		December 31, 2008
	Carrying		Carrying
(In thousands)	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$17,016	$17,016	$14,901	$14,901
Available for sale securities	107,761	107,761	141,250	141,250
Held to maturity securities	20,314	21,464	24,138	25,069
Loans receivable-net(1)	1,355,388	1,348,767	1,291,791	1,286,887
FHLBB stock	17,007	17,007	17,007	17,007
Accrued interest receivable	4,667	4,667	4,636	4,636

Financial liabilities:
Regular savings	134,103	134,103	121,527	121,527
Money market and investment savings	224,829	224,829	188,110	188,110
Demand and NOW	235,241	235,241	203,056	203,056
Club accounts	1,033	1,033	227	227
Time deposits	530,448	536,037	529,588	538,262
Mortgagors’ and investors’ escrow accounts	3,169	3,169	6,077	6,077
Advances from FHLBB	265,851	281,763	322,882	335,043

(1)	Loans receivable-net includes loans held for sale

Rockville Financial, Inc.	14

5. Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale and held to maturity securities at September 30, 2009 and December 31, 2008 are as follows:

	Amortized	Gross Unrealized
September 30, 2009	Cost	Gains	Losses	Fair Value
		(In thousands)
Available for sale:
U.S. Government and agency obligations	$6,999	$61	$—	$7,060
Residential mortgage-backed securities	77,490	3,834	2	81,322
Corporate debt securities	5,884	—	1,145	4,739
Other debt securities	723	11	—	734

Total debt securities	91,096	3,906	1,147	93,855
Marketable equity securities	10,502	3,670	266	13,906

Total available for sale	$101,598	$7,576	$1,413	$107,761

Held to maturity:
Residential mortgage-backed securities	$20,314	$1,150	$—	$21,464

Total held to maturity	$20,314	$1,150	$—	$21,464

	Amortized	Gross Unrealized
December 31, 2008	Cost	Gains	Losses	Fair Value
		(In thousands)
Available for sale:
U.S. Government and agency obligations	$2,031	$17	$—	$2,048
Residential mortgage-backed securities	117,517	3,222	344	120,395
Corporate debt securities	4,831	56	—	4,887
Other debt securities	725	14	—	739

Total debt securities	125,104	3,309	344	128,069
Marketable equity securities	10,437	3,011	508	12,940
Other equity securities	241	—	—	241

Total available for sale	$135,782	$6,320	$852	$141,250

Held to maturity:
Residential mortgage-backed securities	$24,138	$931	$—	$25,069

Total held to maturity	$24,138	$931	$—	$25,069

The amortized cost and fair value of available for sale debt securities at September 30, 2009 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

Rockville Financial, Inc.	15

	Available for Sale		Held to Maturity
	September 30, 2009		September 30, 2009
	Amortized		Amortized	Fair
	Cost	Fair Value	Cost	Value
	(In thousands)
Maturity:
Within 1 year	$2,001	$2,002	$—	$—
After 1 but within 5	8,046	7,894	—	—
After 5 but within 10 years	723	734	—	—
After 10 years	2,836	1,903	—	—

	13,606	12,533	—	—
Mortgage-backed securities	77,490	81,322	20,314	21,464

	$91,096	$93,855	$20,314	$21,464

The following tables summarize gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, as of September 30, 2009 and December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2009	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Available for sale:
Mortgage-backed securities	$—	$—	$192	$2	$192	$2
Corporate debt securities	—	—	4,639	1,145	4,639	1,145

Total debt securities	—	—	4,831	1,147	4,831	1,147
Marketable equity securities	1,583	145	1,046	121	2,629	266

Total	$1,583	$145	$5,877	$1,268	$7,460	$1,413

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Available for sale:
Mortgage-backed securities	$13,188	$331	$368	$13	$13,556	$344

Total debt securities	13,188	331	368	13	13,556	344
Marketable equity securities	4,135	460	44	48	4,179	508

Total	$17,323	$791	$412	$61	$17,735	$852

Mortgage-backed securities. The unrealized losses on the Company’s agency mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.
Corporate Debt Securities. The unrealized loss on the Company’s corporate debt security was caused by the low interest rate environment because it floats quarterly to three month LIBOR. The unrealized loss on the Company’s Preferred Term Security XXVIII, Ltd. (PRETSL XXVIII) investment was caused by a lack of liquidity and uncertainties facing the banking and insurance industries. No loss of principal or break in yield is

Rockville Financial, Inc.	16

projected. Based on the existing credit profile, management does not believe that these investments will suffer from any credit related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.
Marketable Equity Securities. The Company’s investments in marketable equity securities consist of common stock, preferred stock and mutual funds. Management evaluated the near-term prospects of the issuers and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for an anticipated recovery of fair value. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.
Debt and equity securities are classified as “available for sale” and recorded at fair value, with unrealized gains or losses excluded from earnings and recorded as other comprehensive income, net of tax in the Consolidated Statements of Condition. Management can designate certain debt securities as “held to maturity” which are carried at amortized cost. “Held to maturity” securities are debt securities that management has the positive intent and ability to hold to maturity. As of September 30, 2009, management has classified $20.3 million of securities as “held to maturity” on the statement of condition with a market value of $21.5 million. On a quarterly basis, securities with unrealized depreciation for twelve or more consecutive months and other securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. It is then determined whether the decline in value results from company-specific events, industry developments, general economic conditions or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the carrying value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of marketable equity securities below their cost that are deemed to be other-than-temporary are reflected in earnings.
The Company implemented the provisions of FSP FAS 115-2 (ASC 320) and FAS 124-2 (ASC 958) for the period ended June 30, 2009, which was applied to existing debt securities held by the Company as of December 31, 2008. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is not more likely than not that the Company will be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, FSP FAS 115-2 and FAS 124-2 requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the non-credit component is recognized in other comprehensive income, net of related taxes. As a result of the adoption of FSP FAS 115-2 and FAS 124-2, the Company reclassified the non-credit component of the other-than-temporary impairment loss previously recognized in earnings during 2008 for two corporate debt securities — GE Capital Corporation and PRETSL XXVIII. The reclassification was reflected as a cumulative effect adjustment of $1.0 million ($1.6 million before taxes) that increased retained earnings and increased accumulated other comprehensive loss. The amortized cost basis of these debt securities for which other-than-temporary impairment losses were recognized during 2008 were adjusted by the amount of the cumulative effect adjustment before taxes.
During the quarter ended September 30, 2009, the Company recorded no material other-than-temporary impairment charges. During the nine months ended September 30, 2009, the Company recorded an other-than-temporary impairment charge of $357,000, of which, $292,000 is related to four common stock securities and $65,000 is related to one mutual fund. The charge for the impairment was computed using the closing prices of the securities as of the date of the impairment. The Company’s remaining investment in these four common stock securities and the mutual fund was $776,000 and $1.4 million, respectively at September 30, 2009. Unrealized gains totaled $48,000 on the four common stocks and totaled $55,000 on the mutual fund at September 30, 2009. The Company will continue to review its entire portfolio for other-than-temporary impaired securities with additional attention being given to high risk securities such as the preferred stock of Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Corporation (“Fannie Mae”) held by the Company.
Management believes the policy for evaluating securities for other-than-temporary impairment is critical because it involves significant judgments by management and could have a material impact on our operations.

Rockville Financial, Inc.	17

6. Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio at September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Real estate loans:
Residential	$752,722	$746,041
Commercial	418,104	351,474
Construction	76,686	89,099
Commercial business loans	111,193	106,684
Installment, collateral and other loans	8,401	9,629

Total loans	1,367,106	1,302,927

Net deferred loan costs and premiums	768	1,417
Allowance for loan losses	(12,610)	(12,553)

Loans, net	$1,355,264	$1,291,791

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

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate(1)	$3,635	$2,607
Commercial real estate	5,707	2,726
Construction	6,104	4,385
Commercial business loans	56	334
Installment, collateral and other loans	14	11

Total nonaccrual loans(2)	15,516	10,063
Accruing loan past due 90 days or more	—	—
Troubled debt restructurings	—	372

Total non-performing loans	15,516	10,435
Real estate owned	2,155	—

Total non-performing assets	$17,671	$10,435

Total non-performing loans to total loans	1.13%	0.80%
Total non-performing assets to total assets	1.13%	0.68%
Allowance for loan losses as a percent of total loans	0.92%	0.96%
Allowance for loan losses as a percent of non-performing loans	81.27%	120.30%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on nonaccrual loans totaled $459,000 and $237,000 at September 30, 2009 and December 31, 2008, respectively.

Rockville Financial, Inc.	18

The allowance for loan losses was $12.6 million at September 30, 2009 and December 31, 2008. The $700,000 provision for loan loss expense for the three months ended September 30, 2009 was more than offset by $1.2 million in net charge-offs resulting in a $450,000 decline in the allowance for loan losses from $13.1 million at June 30, 2009. The allowance was deemed adequate based upon management’s analysis of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio. The provision recorded during the three months ended September 30, 2009 equaled that of the same period in the prior year as a result of our evaluation.
Changes in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Balance, beginning of period	$13,060	$10,915	$12,553	$10,620
Provision for loan losses	700	700	1,303	949
Loans charged-off	(1,156)	(405)	(1,378)	(498)
Recoveries of loans previously charged off	6	10	132	149

Balance, end of period	$12,610	$11,220	$12,610	$11,220

Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan and lease losses properly supports the level of associated loss and risk.

Rockville Financial, Inc.	19

7. Benefit Plans
The amounts related to the Pension Plan, Supplemental Plans and the SERPs are reflected in the tables that follow as “Pension Plans.”
            Components of Net Periodic Benefit Cost

	Pension Plans		Post-Retirement Benefits
	Three Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Service cost	$223	$218	$3	$2
Interest cost	310	276	27	25
Expected return on plan assets	(263)	(334)	—	—
Amortization of net actuarial losses	239	92	6	5
Amortization of prior service cost	81	78	5	4

Net periodic benefit cost	$590	$330	$41	$36

	Pension Plans		Post-retirement Benefits
	Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Service cost	$682	$652	$8	$7
Interest cost	927	847	80	74
Expected return on plan assets	(788)	(1,002)	—	—
Amortization of net actuarial losses	717	316	19	14
Amortization of prior service cost	240	234	15	14
Amount recognized due to settlement	—	118	—	—

Net periodic benefit cost	$1,778	$1,165	$122	$109

For the three and nine months ended September 30, 2009, the Company contributed $21,000 and $57,000, respectively, to the post-retirement benefit plan. The Company anticipates contributing an additional $55,000 in the remaining three months of 2009 to the post-retirement benefit plan.
The Company contributed $200,000 to the pension plans in the nine months ended September 30, 2009. The Company plans to contribute a total of $1.7 million to the pension plans for the 2009 plan year. The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested instead of the matching contribution previously provided to participants of the 401(k) Plan. The 401(k) expense for the nine months ended September 30, 2009 and 2008 was $297,000 and $162,000, respectively. The 401(k) expense for the three months ended September 30, 2009 and 2008 was $99,000 and $78,000, respectively.
While management believes the assumptions used to estimate expenses related to pension and other post-retirement benefits are reasonable and appropriate, actual experience may significantly differ. The pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our Pension Plan assets of 8.25% and a discount rate of 6.30% for the year ended December 31, 2009. In developing our expected long-term rate of return assumption, we evaluated input from our actuary and investment consultant, including their review of asset class return expectations as well as long-term inflation assumptions, and their review of historical returns based on

Rockville Financial, Inc.	20

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
8. Stock-Based Compensation
The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) as approved by the Company’s Board of Directors and stockholders. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The Plan allows for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options. As of September 30, 2009, there were 31,907 restricted stock shares and 416,700 stock options that remain available for future grants under the Plan. On March 16, 2009, the Board of Directors Stock Award Committee awarded 17,975 shares of restricted stock to executive officers (net of 1,548 shares which were used by the executives for income tax withholding as described below) with a fair value of $166,000, net of estimated forfeitures, as measured on the grant date. The Board of Directors Stock Award Committee also awarded stock options to purchase 126,250 shares of the Company’s stock with a grant date fair value of $385,000, net of estimated forfeitures, to both executive officers and Directors of the Company. The stock options were granted with an exercise price of $9.24 per share and the right to exercise the stock options expires March 16, 2019. Twenty percent of the restricted stock and stock options vested immediately with the additional awards vesting twenty percent annually over the next four years.
Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $138,000 and $708,000, with a related tax benefit recorded of $47,000 and $241,000, respectively for the three and nine months ended September 30, 2009 of which Director share-based compensation expense recognized (in the consolidated statement of operations as other non-interest expense) was $89,000 and $288,000, respectively and officer share-based compensation expense recognized (in the consolidated statement of operations as salaries and benefit non-interest expense) was $49,000 and $419,000, respectively. The total charge of $708,000 for the nine months ended September 30, 2009 includes $14,000 related to 1,548 vested restricted shares used for income tax withholding payments on behalf of certain executives which occurred in the first quarter of 2009.
Stock Options: The following table presents the activity related to stock options under the Plan for the nine months ended September 30, 2009:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(In thousands)

Stock options outstanding at December 31, 2008	342,125	$14.74
Granted	126,250	9.24
Exercised	—	—
Forfeited or expired	(22,500)	14.70

Stock options outstanding at September 30, 2009	445,875	$13.18	8.2	$191

Options exercisable at September 30, 2009	325,340	$14.09	7.9	$—

The aggregate fair value of vested options was $249,000 and $240,000 for the nine months ended September 30, 2009 and 2008, respectively.
As of September 30, 2009, the unrecognized cost related to the stock options awarded of $287,000 will be recognized over a weighted-average period of 2.8 years.
The Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. Additional options were granted during March 2009. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

Rockville Financial, Inc.	21

	2009	2008
Weighted average per share fair value of options granted	$3.05	$2.72
Assumptions:
Risk free interest rate	2.23%	3.24%
Expected volatility	39.85%	22.11%
Expected dividend yield	2.16%	1.67%
Expected life of options granted	6 years	6 years
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
Restricted Stock:
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The following table presents the activity for restricted stock for the nine months ended September 30, 2009:

		Weighted Average
	Number	Grant-
	of Shares	Date Fair Value

Unvested as of December 31, 2008	67,580	$15.23
Granted	16,427	9.24
Vested	(12,627)	10.46
Forfeited	(9,200)	13.57

Unvested as of September 30, 2009	62,180	$14.86

The fair value of restricted shares that vested during the nine months ended September 30, 2009 was $136,000. The fair value of restricted shares that vested during the nine months ended September 30, 2008 was $986,000. The weighted average grant date fair value of restricted stock granted during the nine months ended September 30, 2009 was $9.24. As of September 30, 2009, there was $523,000 of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 2.0 years.
Of the remaining unvested restricted stock, 20,485 shares will vest in 2009, 23,445 shares in 2010, 7,950 in 2011, 7,950 in 2012 and 2,350 in 2013. All unvested restricted stock shares are expected to vest.
9. Income Taxes
As of September 30, 2009 and December 31, 2008, there were no unrecognized tax benefits related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2005 through 2008.
As of September 30, 2009 and December 31, 2008, the Company has not accrued any interest and penalties related to certain tax positions.

Rockville Financial, Inc.	22

10.	Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

		Unrealized Gain	Accumulated
	Minimum	on Available	Other
	Pension	-For-Sale	Comprehensive
	Liability	Securities	(Loss) Income
	(In thousands)
December 31, 2008	$(7,702)	$3,609	$(4,093)
Change	654	1,493	2,147
Cumulative effect adjustment of a change in accounting principle, the adoption of FSP FAS 115-2 (ASC 320)	—	(1,034)	(1,034)

September 30, 2009	$(7,048)	$4,068	$(2,980)

The following table summarizes other comprehensive income and the related tax effects for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Unrealized gain (loss) on securities available for sale	1,471	(10,315)	2,841	(13,891)
Realized losses (gains) on securities	—	11,385	(579)	12,269
Income tax provision (expense) benefit	(500)	(364)	(769)	551

Net unrealized gain (loss) on securities available for sale	971	706	1,493	(1,071)

Amortization of unamortized benefit plans	331	180	991	824
Income tax provision (expense)	(112)	(61)	(337)	(280)

Net amortization of unamortized benefit plans	218	119	654	544

Total other comprehensive income (loss), net of tax	1,190	825	2,147	(527)

Total comprehensive income (loss)	$3,530	$(4,477)	$8,997	$(3,281)

11.	Commitments and Contingencies

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

Rockville Financial, Inc.	23

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(In thousands)
Commitments to extend credit:
Future loan commitments	$51,262	$48,743
Undisbursed construction loans	70,116	93,905
Undisbursed home equity lines of credit	122,411	113,725
Undisbursed commercial lines of credit	53,351	58,605
Standby letters of credit	10,827	12,231
Unused checking overdraft lines of credit	95	112

	$308,062	$327,321

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

12.	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Bank was classified at its most recent notification as “well capitalized.” At September 30, 2009, the Bank exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of September 30, 2009 and December 31, 2008 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

Rockville Financial, Inc.	24

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Rockville Bank:
September 30, 2009
Total capital to risk weighted assets	$155,971	13.0%	$95,982	8.0%	$119,978	10.0%
Tier 1 capital to risk weighted assets	142,695	11.9	47,965	4.0	71,947	6.0
Tier 1 capital to total average assets	142,695	9.3	61,374	4.0	76,718	5.0

Rockville Bank:
December 31, 2008
Total capital to risk weighted assets	$147,898	12.8%	$92,436	8.0%	$115,545	10.0%
Tier 1 capital to risk weighted assets	134,621	11.7	46,024	4.0	69,036	6.0
Tier 1 capital to total average assets	134,621	8.8	61,191	4.0	76,489	5.0

Rockville Financial, Inc.:
September 30, 2009
Total capital to risk weighted assets	$168,148	14.0%	$96,085	8.0%	n/a	n/a
Tier 1 capital to risk weighted assets	154,872	12.9	48,022	4.0	n/a	n/a
Tier 1 capital to total average assets	154,872	10.0	61,949	4.0	n/a	n/a

Rockville Financial, Inc.:
December 31, 2008
Total capital to risk weighted assets	$162,068	14.2%	$91,306	8.0%	n/a	n/a
Tier 1 capital to risk weighted assets	148,791	12.9	46,137	4.0	n/a	n/a
Tier 1 capital to total average assets	148,791	10.4	57,227	4.0	n/a	n/a
Connecticut law restricts the amount of dividends that the Bank can pay based on earnings for the current year and the preceding two years. As of September 30, 2009, $13.6 million was available for payment of dividends.

A reconciliation of the Company’s capital to regulatory capital is as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Total capital per financial statements	$153,007	$145,777
Accumulated other comprehensive loss	2,980	4,093
Intangible assets	(1,070)	(1,070)
Servicing assets	(45)	(9)

Total Tier 1 capital	154,872	148,791
Allowance for loan and other losses includible capital	13,276	13,277

Total capital per regulatory reporting	$168,148	$162,068

13.	SUBSEQUENT EVENTS

On September 21, 2009, the Company entered into an agreement to purchase the assets of Family Choice Mortgage Company, a privately held Massachusetts mortgage origination corporation operating in Massachusetts and Connecticut. The acquisition is to expand the Bank’s mortgage origination business. The transaction is expected to close in the first quarter of 2010.

Rockville Financial, Inc.	25

Management evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognized or unrecognized subsequent events.
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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “targeted” and similar expressions, and future or conditional verbs, such as “will,” “would,” “should,” “could” or “may” are intended to identify forward-looking statements but are not the only means to identify these statements.

Forward-looking statements involve risks and uncertainties. Actual conditions, events or results may differ materially from those contemplated by a forward-looking statement.

Factors that could cause this difference — many of which are beyond our control — include without limitation the following:
•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect us or our businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	Strong competition within our market area may limit our growth and profitability.

•	We may not manage the risks involved in the foregoing as well as anticipated.

•	We recently opened new branches which may not become profitable as soon as anticipated, if at all.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•	Our stock value may be negatively affected by federal regulations restricting takeovers and our mutual holding company structure.

•	Persons who purchase our stock will own a minority of Rockville Financial, Inc.’s common stock and might not be able to exercise voting control over most matters put to a vote of stockholders.

•	When we declare dividends on our common stock, Rockville Financial MHC, Inc. might be prohibited from waiving the receipt of dividends by current Federal Reserve Board policy.

Rockville Financial, Inc.	26

•	Further implementation of our stock benefit plans could increase our costs, which could reduce our income.

•	Because we intend to continue to increase our commercial real estate and commercial business loan originations, our lending risk may increase, and downturns in the real estate market or local economy could adversely affect our earnings.

•	The trading volume in our stock is less than in larger publicly traded companies which can cause price volatility, hinder the ability to sell our common stock and may lower the market price of the stock.

•	The Emergency Economic Stabilization Act (“EESA”) of 2008 is expected to have a profound effect on the financial services industry. The effect of programs developed under EESA, including the Troubled Asset Recovery and Capital Purchase Programs in which we presently have no intention to participate, could dramatically change the competitive environment in which we operate.
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

Overview

Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed on December 17, 2004. Rockville Financial MHC, Inc. holds fifty-five percent of the Company’s common stock, and the Company holds all the common stock of Rockville Bank (“the Bank”). The Company’s common stock trades on the NASDAQ Global Select Stock Market under the symbol “RCKB.” The closing price on September 30, 2009 was $10.75 per share. The Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and twenty one branches located in Hartford, New London and Tolland Counties in Connecticut. The Bank’s deposits are insured under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

In September 2009, the Company opened a special needs limited branch on the premises of South Windsor High School and services the needs of students and faculty of the school. The purpose of establishing the branch is to provide students with financial education in bank operations, principles of financial management and the benefits of saving for the future. The Company strives to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in the market areas that it has served since 1858. Rockville Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as residential and commercial real estate loans, consumer loans and a variety of deposit products. Our business philosophy is to remain a community-oriented franchise and continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include expanding our banking network by pursuing new branch locations and branch acquisition opportunities in our market area, continuing our residential mortgage lending activities which comprise a majority of our loan portfolio and expanding our commercial real estate and commercial business lending activities.

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

Rockville Financial, Inc.	27

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

Other-than-Temporary Impairment of Securities: On a quarterly basis, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. It is assessed whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have a credit component to their unrealized loss. Debt securities with a non-credit component to their unrealized loss are reflected in other comprehensive income. Held to maturity securities are comprised of US government agency securities with no unrealized losses at September 30, 2009. Management believes the policy for evaluating securities for other-than-temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income.

Income Taxes: The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by an allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1999 through September 30, 2009; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of September 30, 2009, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of September 30, 2009, our net deferred tax asset was $11.0 million and there was no valuation allowance.

Pension and Other Post-retirement Benefits: We have a noncontributory defined benefit pension plan that provides benefits for substantially all employees hired before January 1, 2005 who meet

Rockville Financial, Inc.	28

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
Stock Compensation: The Company accounts for stock options and restricted stock based on the grant date fair value of the award. These costs are recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). The Company expenses the grant date fair value of the Company’s stock options and restricted stock with a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria. The Company uses the Black-Scholes option valuation model to value employee stock awards. Determining the appropriate fair-value model and calculating the estimated fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life, expected dividend rate, risk-free interest rate and expected forfeiture rate. The Company develops estimates based on historical data and market information which can change significantly over time.
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2009 and 2008
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage servicing income, bank owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment, service bureau fees, and other non-interest expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the three and nine months ended September 30, 2009 and 2008.

Rockville Financial, Inc.	29

Income Statement Summary

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
			(In thousands)
Net interest income	$11,300	$11,204	$96	$33,864	$31,184	$2,680
Provision for loan losses	700	700	—	1,303	949	354
Non-interest income (loss)	1,809	(9,955)	11,764	5,382	(8,201)	13,583
Non-interest expense	8,842	8,233	609	27,661	25,933	1,728

Income (loss) before income taxes	3,567	(7,684)	11,251	10,282	(3,899)	14,181
Income tax provision (benefit)	1,227	(2,382)	3,609	3,432	(1,145)	4,577

Net income (loss)	$2,340	$(5,302)	$7,642	$6,850	$(2,754)	$9,604

Net income increased by $7.6 million to $2.3 million for the quarter ended September 30, 2009 from a loss of $5.3 million for the same period in the prior year. The increase in net income primarily resulted from an increase in non-interest income of $11.8 million, which was partially offset by an increase in non-interest expense of $609,000 and an increase in the income tax provision of $3.6 million. Other-than-temporary impairment of securities was negligible for the third quarter of 2009 compared to $11.5 million in the third quarter of 2008 accounting for the increase in non-interest income. Net-interest income for the quarter increased $96,000 to $11.3 million from $11.2 million in the same quarter the prior year. Income before taxes increased $11.3 million to $3.6 million for the quarter ending September 30, 2009 from a loss of $7.7 million in the third quarter of 2008.
Net income increased by $9.6 million to $6.9 million for the nine months ended September 30, 2009 from a loss of $2.8 million for the same period in the prior year. The increase in net income primarily resulted from an increase in non-interest income of $13.6 million, which was partially offset by an increase in non-interest expense of $1.7 million and an increase in the income tax provision of $4.6 million. The increase in non-interest income was attributable to the decline in other-than-temporary impairment of securities which was $357,000 for the nine months ended September 30, 2009 compared to $12.7 million for the same period in the prior year. The increase in non-interest expense was mainly the result of increased insurance and FDIC assessments which increased by $1.7 million compared to the prior period. Net interest income for the nine months ended September 30, 2009 increased $2.7 million to $33.9 million from $31.2 million in the same period the prior year. Income before taxes increased $14.2 million to $10.3 million for the nine months ending September 30, 2009 from a loss of $3.9 million in the same period last year.
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

Rockville Financial, Inc.	30

	Three Months Ended September 30,
	2009			2008
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
			(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,334,786	$17,222	5.16%	$1,215,459	$17,266	5.68%
Investment securities	128,723	1,461	4.54	184,930	2,316	5.01
Federal Home Loan Bank stock	17,007	—	—	14,748	93	2.52
Other earning assets	1,709	1	0.23	1,611	1	0.25

Total interest-earning assets	1,482,225	18,684	5.04	1,416,748	19,676	5.56

Non-interest-earning assets	59,772			60,549

Total assets	$1,541,997			$1,477,297

Interest-bearing liabilities:
NOW and money market accounts	$322,846	578	0.72	$264,788	1,218	1.84
Savings accounts (5)	136,585	149	0.44	128,973	204	0.63
Time deposits	529,702	4,080	3.08	493,085	4,266	3.46

Total interest-bearing deposits	989,133	4,807	1.94	886,846	5,688	2.57
Advances from the Federal Home Loan Bank	256,485	2,577	4.02	313,480	2,784	3.55

Total interest-bearing liabilities	1,245,618	7,384	2.37%	1,200,326	8,472	2.82%

Non-interest-bearing liabilities	143,844			123,415

Total liabilities	1,389,462			1,323,741
Stockholders’ equity	152,535			153,556

Total liabilities and stockholders’ equity	$1,541,997			$1,477,297

Net interest income		$11,300			$11,204

Net interest rate spread (2)			2.67%			2.74%

Net interest-earning assets (3)	$236,607			$216,422

Net interest margin (4)			3.05%			3.16%

Average interest-earning assets to average interest-bearing liabilities			119.00%			118.03%

(1)	Includes loans held for sale.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

(5)	Includes mortgagors’ and investors’ escrow accounts.

Rockville Financial, Inc.	31

	Nine Months Ended September 30,
	2009			2008
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
			(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,325,770	$51,965	5.23%	$1,164,667	$50,662	5.80%
Investment securities	145,453	5,156	4.73	169,189	6,490	5.11
Federal Home Loan Bank stock	17,007	—	—	12,868	377	3.91
Other earning assets	1,048	1	0.13	2,704	33	1.63

Total interest-earning assets	1,489,278	57,122	5.11	1,349,428	57,562	5.69

Non-interest-earning assets	58,746			58,053

Total assets	$1,548,024			$1,407,481

Interest-bearing liabilities:
NOW and money market accounts	$305,119	2,017	0.88	$243,214	3,581	1.96
Savings accounts (5)	134,551	475	0.47	128,521	614	0.64
Time deposits	529,451	12,947	3.26	515,159	14,979	3.88

Total interest-bearing deposits	969,121	15,439	2.12	886,894	19,174	2.88

Advances from the Federal Home Loan Bank
	292,320	7,819	3.57	247,506	7,204	3.88

Total interest-bearing liabilities	1,261,441	23,258	2.46%	1,134,400	26,378	3.10%

Non-interest-bearing liabilities	137,014			116,978

Total liabilities	1,398,455			1,251,378
Stockholders’ Equity	149,569			156,103

Total liabilities and stockholders’ equity	$1,548,024			$1,407,481

Net interest income		$33,864			$31,184

Net interest rate spread (2)			2.65%			2.59%

Net interest-earning assets (3)	$227,837			$215,028

Net interest margin (4)			3.03%			3.08%
Average interest-earning assets to average interest-bearing liabilities			118.06%			118.96%

(1)	Includes loans held for sale.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

(5)	Includes mortgagors’ and investors’ escrow accounts.

Rockville Financial, Inc.	32

Rate-Volume Analysis
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

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
	Compared to			Compared to
	September 30, 2008			September 30, 2008
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$6,527	$(6,571)	$(44)	$4,574	$(3,271)	$1,303
Securities interest, dividends & income from other assets	(577)	(371)	(948)	(741)	(1,002)	(1,743)

Total earning assets	5,950	(6,942)	(992)	3,833	(4,273)	(440)

Interest expense:
NOW and money market accounts	358	(998)	(640)	1,342	(2,906)	(1,564)
Savings accounts	13	(68)	(55)	30	(169)	(139)
Time deposits	390	(576)	(186)	430	(2,462)	(2,032)

Total interest-bearing deposits	761	(1,642)	(881)	1,802	(5,537)	(3,735)
FHLB Advances	(746)	539	(207)	1,113	(498)	615

Total interest-bearing liabilities	15	(1,103)	(1,088)	2,915	(6,035)	(3,120)

Change in net interest income	$5,935	$(5,839)	$96	$918	$1,762	$2,680

Net Interest Income: Net interest income before the provision for loan loss was $11.3 million for the three months ended September 30, 2009, compared to $11.2 million for the same period in the prior year, an increase of $96,000. Average earning assets increased by $65.5 million, or 4.6%, to $1.5 billion for the three months ended September 30, 2009 when compared to the same period in the prior year. In the third quarter of 2009 interest income on earning assets was $18.7 million, a decrease of $992,000 over the same period in 2008, yielding an average of 5.04%, down 52 basis points from the third quarter of 2008. Interest-bearing liabilities increased by $45.3 million, or 3.8% to $1.2 billion for the three months ended September 30, 2009. In the third quarter of 2009 the cost of interest-bearing liabilities was $7.4 million, a decrease of $1.1 million from the same period last year. The increase in the average interest-earning assets reflects the net impact of continued strong average loan growth of $119.3 million and an average reduction in available for sale securities of $56.2 million from the third quarter 2008. The increase in average interest-bearing liabilities reflects the net impact of continued growth of interest-bearing deposits of $102.3 million and a reduction of average FHLB borrowings of $57.0 million from the third quarter of last year. Average net interest-earning assets increased by $20.2 million to $236.6 million compared to the same quarter last year. Our net interest margin declined 11 basis points to 3.05% for the three months ended September 30, 2009 from 3.16% for the same period in the prior year. Our net interest rate spread decreased 7 basis points to 2.67% due to a 52 basis point decrease in our earning asset yield which was partially offset by a decrease in our cost of funds of 45 basis points.
Net interest income before the provision for loan loss was $33.9 million for the nine months ended September 30, 2009, compared to $31.2 million for the same period in the prior year. The $2.7 million, or 8.6%, increase in our net interest income is primarily due to a $12.8 million, or 6.0%, increase in average net interest-earning assets, partially offset by a 5 basis point decline in our net interest margin. Average earning assets increased by $139.9 million, or 10.4%, to $1.5 billion for the nine months

Rockville Financial, Inc.	33

ended September 30, 2009 when compared to the same period in the prior year. The increase in the average interest-earning assets reflects the net impact of continued strong average loan growth of $161.1 million and an average reduction in investment securities of $23 .7 million from the nine months ended September 2008. The increase in average interest-bearing liabilities reflects the impact of increases in average interest-bearing deposits of $82.2 million and of average FHLB borrowings of $44.8 million from the third quarter of last year. Average net interest-earning assets increased by $12.8 million to $227.8 compared to the same quarter last year. Our net interest margin declined to 3.03% for the nine months ended September 30, 2009 from 3.08% for the same period in the prior year. Our net interest rate spread increased 6 basis points to 2.65% for the nine months ended September 30, 2009 from 2.59% for the same period in the prior year due to a 64 basis point decline in our average cost of funds partially offset by a 58 basis point decrease in our average earning asset yield resulting from the decline in interest rates.
Interest and Dividend Income: Interest and dividend income decreased $992,000, or 5.0%, to $18.7 million for the three months ended September 30, 2009 from $19.7 million for the same period in the prior year. Our yield on interest-earning assets for the three months ended September 30, 2009 decreased 52 basis points to 5.04% when compared to 5.56% for the three months ended September 30, 2008. Interest income on loans receivable decreased $44,000, or 0.3%, to $17.2 million from $17.3 million. The decrease in loan interest income was primarily due to a 52 basis point decrease in the average yield on the loan portfolio which was partially offset by a $119.3 million, or a 9.8%, increase in average loans receivable. The decrease in the average yield was attributable to adjustable rate loans repricing downward due to the lowering of the prime rate in addition to a competitive loan environment. The effect of the lowering rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period. The prime rate used as an index to re-price various commercial and home equity adjustable loans decreased to 3.25% for the three months ended September 30, 2009 from 5.00% for the three months ended September 30, 2008. The one-year Constant Maturity Treasury Bill Index used to re-price adjustable rate residential mortgages decreased 154 basis points during the past year to 0.41% at September 30, 2009 from 1.95% at September 30, 2008.
Interest and dividend income decreased $440,000, or 0.8%, to $57.1 million for the nine months ended September 30, 2009 from $57.6 million for the same period in the prior year. Our yield on earning assets for the nine months ended September 30, 2009 decreased 58 basis points to 5.11% when compared to 5.69% for the nine months ended September 30, 2008. Interest income on loans receivable increased by $1.3 million, or 2.6%, to $52.0 million from $50.7 million. The increase in loan interest income was primarily due to a $161.1 million, or a 13.8%, increase in average loans receivable offset by a 57 basis point decrease in the average yield on the loan portfolio. The decrease in the average yield was attributable to adjustable rate loans repricing downward due to the lowering of the prime rate and the decline in the treasury index rate, in addition to a competitive loan environment. The effect of the lowering rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period.
Interest Expense: Interest expense for the three months ended September 30, 2009 decreased $1.1 million, or 12.8%, to $7.4 million from $8.5 million from the same period in the prior year. The decrease resulted from a decrease of 45 basis points paid on average interest-bearing liabilities partially offset by a $45.3 million, or a 3.8%, increase in average interest-bearing liabilities for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The decrease in the cost of funds was primarily due to the impact that the declining interest rate environment had on the Bank’s time deposits during the first nine months of 2009. Generally speaking, management would prefer to fund growth with deposits instead of wholesale borrowings. Current market conditions are such that the growth in deposits has eliminated the need for new wholesale borrowings and has allowed management to decrease its use of wholesale borrowings. Average outstanding advances from the Federal Home Loan Bank were $256.5 million, a decrease of $57.0 million, for the three months ended September 30, 2009 compared to $313.5 million for the three months ended September 30, 2008. The interest rate of these borrowings averaged 4.02% for the three months ended September 30, 2009, 47 basis points higher than the average rate for the three months ended September 30, 2008 of 3.55%. The increase in the average rate for FHLB borrowings resulted from a reduced use of lower-cost overnight borrowings in the third quarter of 2009 compared to the same period in the prior year.

Rockville Financial, Inc.	34

Average balances on interest-bearing deposits rose to $989.1 million, an increase of $102.3 million, or 11.5%, for the three months ended September 30, 2009 compared to $886.8 million for the same period in the prior year.
Interest expense for the nine months ended September 30, 2009 decreased $3.1 million, or 11.8%, to $23.3 million from $26.4 million from the same period in the prior year. The decrease in interest expense resulted from a decrease of 64 basis points paid on average interest-bearing liabilities partially offset by a $127.0 million, or an 11.2%, increase in average interest-bearing liabilities for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The decrease in the cost of funds was due to the impact that the declining interest rate environment had on the Bank’s time deposits during the first nine months of 2009. Generally speaking, management would prefer to fund growth with deposits instead of wholesale borrowings. There are periods when market conditions are such that wholesale borrowings are more financially advantageous, in which case management will temporarily increase its use of wholesale borrowings. Average balances on interest-bearing deposits rose to $969.1 million, an increase of $82.2 million, or 9.3%, for the nine months ended September 30, 2009 compared to $886.9 million for the same period in the prior year. Average balances on advances from the Federal Home Loan Bank increased $44.8 million, or 18.1%, to $292.3 million for the nine months ended September 30, 2009 from $247.5 million for the same period in the prior year.
Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $700,000 for the three months ended September 30, 2009, as compared to $700,000 for the same period in the prior year. Provisions totaling $1,303,000 were recorded for the nine months ended September 30, 2009, which reflects an increase of $354,000 when compared to the same period in the prior year. At September 30, 2009, the allowance for loan losses totaled $12.6 million, which represented 0.92% of total loans and 81.27% of non-performing loans compared to an allowance for loan losses of $12.6 million, which represented 0.96% of total loans and 120.30% of non-performing loans as of December 31, 2008.
Non-interest Income: We have the following sources of non-interest income: banking service charges on deposit accounts, bank owned life insurance, mortgage servicing income, derivative financial instruments and brokerage and insurance fees from Infinex, Inc., the Bank’s on-premise provider of non-deposit investment services.
Non-interest income increased by $11.8 million to $1.8 million for the quarter ended September 30, 2009 from a loss of $10.0 million for the same period in the prior year. Other-than-temporary impairment of securities was negligible for the third quarter of 2009 compared to $11.5 million in the third quarter of 2008 accounting for most of the increase in non-interest income. Other contributing factors included an increase of $328,000 from the sale of fixed rate residential mortgages offset by a $54,000 decrease in service charges and fees and a decrease of $129,000 in net securities gains. The increase in service charges was mainly due to an $81,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network, a $40,000 increase in safe deposit fees and additional loan servicing income of $30,000. Partially offsetting these increases were reductions in Infinix fees of $46,000, NSF fees of $30,000, reverse mortgage fees of $21,000 and $19,000 of NOW and demand deposit fees.
Non-interest income increased by $13.4 million, to $5.4 million for the nine months ended September 30, 2009 from a loss of $8.2 million for the same period in the prior year. Other-than-temporary impairment of securities was $357,000 for first nine months of 2009 compared to $12.7 million in the same period of 2008 accounting for most of the increase in non-interest income. The remainder of the increase is due to increases in services charges and fees of $194,000, net gains from the sale of securities of $535,000 and net gains totaling $656,000 from the sale of residential loans. The Company began selling fixed rate residential mortgages in the secondary market in the first quarter of 2009.

Rockville Financial, Inc.	35

Non-interest Expense: Non-interest expense increased by $609,000, or 7.4%, to $8.8 million for the three months ended September 30, 2009 from $8.2 million for the same period in the prior year. The following table summarizes non-interest expense for the three and nine months ended September 30, 2009 and 2008:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2009	2008	Change	2009	2008	Change
		(In thousands)
Salaries and employee benefits	$4,710	$4,083	$627	$14,092	$13,649	$443
Service bureau fees	952	943	9	2,924	2,810	114
Occupancy and equipment	1,127	1,062	65	3,324	3,095	229
Professional fees	202	377	(175)	903	1,142	(239)
Marketing and promotions	149	294	(145)	767	1,041	(274)
Insurance and FDIC Assessments	394	178	216	1,933	522	1,411
Other	1,308	1,296	12	3,718	3,674	44

Total non-interest expense	$8,842	$8,233	$609	$27,661	$25,933	$1,728

Salary and employee benefits increased $627,000, or 15.4% for the three months ended September 30, 2009 when compared to the same period last year resulting primarily from an increase of $307,000 in pension expense from $120,000 in the third quarter of 2008 to $427,000 in the third quarter of 2009. Additionally, the number of full-time equivalent employees increased to 208 as of September 30, 2009 from 202 as of September 30, 2008. Insurance and FDIC assessments increased $216,000, or 121.3%, in the quarter ended September 30, 2009 compared to the same quarter last year. FDIC assessments increased due to increased premium rates and insured balances. Discretionary marketing and promotional expense declined $145,000, or 49.3%, in the third quarter of 2009 compared the same period in the prior year in response to the special FDIC assessment and as part of ongoing efforts to control expenses. Professional fees declined $175,000 in the third quarter of 2009 compared to the third quarter of 2008 due to savings realized in consultant and external auditor fees. The $65,000, or 6.1%, increase in occupancy and equipment expense is largely due to the expansion of our branch and ATM network. The $9,000, or 1.0%, increase in service bureau fees is mainly due to a $65,000 increase in wide area network telecommunications servicing costs and a $16,000 increase in ATM servicing fees offset by a $71,000 decrease in core processing services costs.
The $443,000, or 3.2%, increase in salary and employee benefits for the nine months ended September 30, 2009 reflects a $910,000 decrease in stock incentive award expenses related to the Stock Incentive Award Plan awards made in 2008, a $740,000 increase in pension and supplemental retirement and savings agreement expenses, a $168,000 decrease in salary deferrals (increasing expense) relating to lower loan originations, an increase of $183,000 for estimated bonus expense, an increase of $96,000 in temporary help, an increase of $67,000 in salary costs, a $57,000 increase in 401K expense, an increase of $65,000 for health insurance and post retirement expense and a $109,000 reduction in ESOP expense in the nine months of 2009 when compared to the first nine months of 2008. The $114,000, or 4.1%, increase in service bureau fees is mainly due to a $91,000 increase in ATM servicing fees, a $77,000 increase in core processing services costs and a $53,000 decrease in wide area network telecommunications servicing costs. The higher service bureau fees are primarily attributable to increased core processing costs due to the overall growth experienced in loans, deposits and debit card transactions. The $229,000, or 7.4%, increase in occupancy and equipment expense is largely due to the expansion of our branch and ATM network. FDIC assessments increased to $1.9 million, an increase of 305.6%, for the nine months ended September 30, 2009 compared to $462,000 for the same period in 2008 mainly due to a $700,000 special assessment, increased premium rates and an increase in insured deposit balances. Professional fees declined $239,000 for the nine months ended September 30, 2009 compared to same period of 2008 due to savings realized in consultant and external auditor fees. Discretionary marketing and promotional expense declined $274,000, or 26.3%,

Rockville Financial, Inc.	36

in the first nine months of 2009 compared the same period in the prior year as part of ongoing efforts to control expenses.
The following table summarizes significant components of other non-interest expense for the three and nine months ended September 30, 2009 and 2008:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2009	2008	Change	2009	2008	Change
			(In thousands)
Directors’ fees	$177	$209	$(32)	$574	$631	$(57)
Telephone	48	54	(6)	132	155	(23)
Postage	106	100	6	296	281	15
Courier	85	73	12	249	256	(7)
Dues and subscriptions	40	49	(9)	160	169	(9)
Service charges	43	51	(8)	147	131	16
Printing and forms	82	77	5	254	298	(44)
Other	727	683	44	1,906	1,753	153

Total other non-interest expense	$1,308	$1,296	$12	$3,718	$3,674	$44

Other non-interest expense increased $12,000 to $1.3 million, an increase of 0.9% for the three months ended September 30, 2009 compared to the same period in the prior year. A $32,000 decrease in Directors’ fees was primarily due to a reduction in the Directors’ stock option expense.
Total other non-interest expense increased $44,000 for the nine months ended September 30, 2009 when compared to the same period in the prior year. Expense reductions were more than offset by increases of $16,000 in other bank service charges, $15,000 of postage expense and other expenses of $153,000. These other expenses resulted from increases in mortgage loan servicing expense of $56,000 and mortgage appraisal and credit report expense of $22,000 due to higher mortgage activity and increased collection expense of $340,000. Partially offsetting these increases were reductions in computer software and supplies expense of $38,000, travel expense of $48,000, training, conferences and seminar expense of $19,000 and human resource expense of $34,000 and a decrease in off-balance sheet allowance expense of $131,000. Expense savings for the period also included reductions in Directors’ fees of $57,000, in telephone expense of $23,000, in courier expense of $7,000, in dues and subscriptions of $9,000 and in printing and forms expense of $44,000.
Income Tax Expense: Income tax expense increased $3.6 million to $1.2 million for the three months ended September 30, 2009 as compared to a tax benefit of $2.4 million for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The effective tax rate was 34.4% and 31.0% of pretax income (loss) for the three months ended September 30, 2009 and 2008, respectively.
Income tax expense increased $4.6 million to $3.4 million for the nine months ended September 30, 2009 as compared to a tax benefit of $1.1 million for the same period in the prior year. The effective tax rate was 33.4% and 29.4% of pretax income (loss) for the nine months ended September 30, 2009 and 2008, respectively. Our effective tax rate differs from the statutory rate of 35% primarily due to the dividend received deduction, non-taxable earnings on bank owned life insurance and the add-back of the excess of fair value over the cost basis of ESOP expense to taxable income.

Rockville Financial, Inc.	37

Comparison of Financial Condition at September 30, 2009 and December 31, 2008
Summary: The Company’s total assets increased $31.3 million, or 2.0%, to $1.56 billion at September 30, 2009, from $1.53 billion at December 31, 2008, primarily due to a $63.5 million, or 4.9%, increase in loans receivable offset by a reduction of available for sale securities of $33.5 million, or 23.7%. Cash and cash equivalents increased $2.1 million at September 30, 2009 to $17.0 million. Available for sale securities were $107.8 million at September 30, 2009, a decline of $33.5 million from year end mainly due to investments in mortgage-backed securities which declined $39.1 million; $19.6 million through sales and $20.4 million through reduction of principal balances and an increase in net unrealized gains of $900,000. The Company purchased $6.1 million in available for sale investment securities during the nine months ended September 30, 2009. The Company started purchasing held to maturity securities in 2008 and at September 30, 2009 there were $20.3 million, a reduction of $3.8 million, or 15.8%, from $24.1 million at December 31, 2008. There were no purchases of held to maturity securities during the nine months ended September 30, 2009. In the first quarter of 2009, the Company began selling residential mortgages in the secondary market to Freddie Mac; outstanding loans held for sale totaled $124,000 at September 30, 2009.
Deposits increased $83.1 million, or 8.0%, from December 31, 2008, to $1.1 billion at September 30, 2009. Interest-bearing deposits grew $67.9 million in the first nine months of 2009 to $994.3 million from $926.4 million at December 31, 2008. Federal Home Loan Bank advances decreased $57.0 million, or 17.7%, to $265.9 million at September 30, 2009 from $322.9 at December 31, 2008. The added liquidity from deposit growth was primarily used to fund growth in loans and reduce Federal Home Loan Bank borrowings. Non interest-bearing deposits were $131.3 million at September 30, 2009, an increase of $15.2 million from year end 2008.
Total stockholders’ equity increased $7.2 million, or 5.0%, to $153.0 million at September 30, 2009 compared to $145.8 million at December 31, 2008. This was primarily due to increased retained earnings of $5.0 million, consisting of $6.9 million of net income, a $1.0 million cumulative effect adjustment upon the adoption of FSP FAS 115-2 (ASC 320) in the second quarter 2009. These were partially offset by dividend payments totaling $2.8 million. Also contributing to the increase in equity was an increase in additional paid in capital of $583,000, a decrease of $1.1 million in the accumulated other comprehensive loss, net of tax, and a reduction in unallocated stock held by the ESOP totaling $525,000.
Investment Securities: At September 30, 2009, the Company’s investment portfolio of $128.1 million, or 8.2%, of total assets consisted of available for sale securities of $107.8 million and held to maturity securities of $20.3 million. The available for sale securities portfolio was comprised of $7.1 million in U.S. Government and Agency securities, $4.7 million in corporate bonds, $734,000 in municipal bonds, $81.3 million in agency issued mortgage-backed securities, $13.9 million in marketable equity securities. The net unrealized gains on available for sale securities, net of tax effect, increased $459,000 to $4.1 million at September 30, 2009 from $3.6 million at December 31, 2008. The increase in the net unrealized gains on investment securities available for sale reflects the positive impact that decreasing long-term investment market rates had on the debt securities portfolio during the first nine months of 2009. The held to maturity securities portfolio had an amortized cost of $20.3 million comprised of agency issued mortgage-backed securities that had a fair market value of $21.5 million at September 30, 2009.
Lending Activities: Net loans receivable increased $63.5 million, or 4.9%, to $1.4 billion at September 30, 2009. The increase was primarily due to increases in commercial real estate and one-to-four family residential mortgages. Residential real estate loans increased $6.7 million, or 0.9%, to $752.7 million. Commercial real estate loans increased $66.6 million, or 19.0%, to $418.1 million. The increase in loans reflects continued demand for loans and an expanded branch network. Construction loans declined $12.4 million, or 13.9%, to $76.7 million and commercial business loans increased $4.5 million, or 4.2%, to $111.2 million. As of September 30, 2009 and December 31, 2008, commercial business loans consisted of $23.7 million and $26.4 million, respectively, of loans fully guaranteed by the United States Department of Agriculture and $87.5 million and $65.3 million, respectively, in loans partially guaranteed by the Small Business Administration.

Rockville Financial, Inc.	38

Deposits: Deposits increased $83.1 million, or 8.0%, to $1.1 billion at September 30, 2009 from $1.0 billion at December 31, 2008. The growth was attributable to a $36.7 million increase in money market and investment savings account balances to $224.8 million, a $13.4 million increase in regular savings and club account balances to $135.1 million and an increase of $17.0 million in NOW account balances to $103.9 million at September 30, 2009. Demand deposits increased $15.2 million in the first nine months of 2009 to $131.3 million at September 30, 2009. At September 30, 2009, core deposits were $595.2 million, an increase of $82.3 million over the same period last year. Certificates of deposit increased $860,000 to $530.4 million in the first nine months of 2009 compared to the same period last year. The Company has been promoting competitive rate shorter-term time deposits and money market accounts in response to the competition within our marketplace to maintain existing market share and to fund loan growth and reduce borrowings. At September 30, 2009, deposits consisted of $131.3 million in non-interest bearing deposits and $994.3 million of interest-bearing deposits.
Liquidity and Capital Resources: The Company maintains liquid assets at levels the Company considers adequate to meet its liquidity needs. The Company adjusts its liquidity levels to fund loan commitments, repay its borrowings, fund deposit outflows, pay escrow obligations on all items in the loan portfolio and to fund operations. The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.
The Company’s primary sources of liquidity are deposits, amortization and prepayment of loans, the sale in the secondary market of loans held for sale, maturities and sales of investment securities and other short-term investments, periodic pay downs of mortgage-backed securities, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. The Company sets the interest rates on our deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2009 and December 31, 2008, $17.0 million and $14.9 million, respectively, of the Company’s assets were invested in cash and cash equivalents. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.
For the nine months ended September 30, 2009, loan originations and purchases, net of collected principal and loan sales, totaled $63.5 million, reflecting net growth in our portfolio. Cash received from the calls and maturities of investment securities totaled $500,000 for the nine months ended September 30, 2009. The Company purchased $5.5 million of available for sale investment securities during the three months ended September 30, 2009. There were no sales of available for sale securities in the third quarter of 2009. The Company received $20.4 million in net principal reductions on available for sale mortgage-backed securities and $3.9 million in principal payments on held to maturity securities during the nine months ended September 30, 2009.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $83.1 million for the nine months ended September 30, 2009.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At September 30, 2009, the Company had $265.9 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $154.9 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 30% of total assets, or $469.3 million at September 30, 2009.
At September 30, 2009, the Company had outstanding commitments to originate loans of $51.3 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $256.8 million. At September 30, 2009, time deposits scheduled to mature in less than one year totaled $430.0 million. Based on prior experience, management believes that a significant portion of such

Rockville Financial, Inc.	39

deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
General: The majority of the Company’s assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. The Company’s assets, consisting primarily of mortgage loans, in general have longer contractual maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, the Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given the Company’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee meets at least quarterly to review our asset/liability policies and interest rate risk position.
The Company has sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans including, adjustable rate one-to-four family, commercial and consumer loans, (ii) reducing and shortening the expected average life of the investment portfolio, and (iii) periodically lengthening the term structure of our borrowings from the Federal Home Loan Bank of Boston. Additionally, in the first quarter of 2009, the Company began selling fixed rate residential mortgages to the secondary market. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.
Quantitative Analysis
Income Simulation: Simulation analysis is an estimate of the Company’s interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. The Company utilizes the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. The Company’s most recent simulation uses projected repricing of assets and liabilities at September 30, 2009 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities it holds, rising or falling interest rates may have a significant impact on the actual prepayment speeds of the Company’s mortgage related assets that may in turn effect its interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of the Company’s assets would tend to lengthen more than the expected average life of its liabilities and therefore would most likely result in a decrease to the Company’s asset sensitive position.

Percentage
Decrease in Estimated
Net
Interest Income
Over 12 Months

400 basis point increase in rates	(11.41)%
50 basis point decrease in rates	(2.68)

Rockville Financial, Inc.	40

Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, the Company’s policy limits change in return on assets (“ROA”) by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA (for every 100 basis point interest rate change), whichever is less. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of the Company’s balance sheet, income is projected to decrease more if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Market intervention. At September 30, 2009, income at risk (i.e., the change in net interest income) decreased 11.41% and decreased 2.68% based on a 400 basis point average increase or a 50 basis point average decrease, respectively. At September 30, 2009, return on assets is modeled to decrease by 27 basis points and decrease by 3 basis points based on a 400 basis point increase or a 50 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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
Item 1A. Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 except as follows: In September 2009, Rockville Bank opened a new limited-service branch office within the premises of South Windsor High School in South Windsor Connecticut. The branch was opened for educational purposes and is not expected to earn a profit.
Rockville Bank intends to continue to expand through de novo branching which is expected to be profitable over the long term. Losses are expected from new branches for some time as the expenses associated with them are largely fixed and are typically greater than the income earned as the branches build up their customer bases. No assurance can be given as to when, if ever, new branches will become profitable.
The FDIC increased deposit insurance premium expense effective June 30, 2009 in the form of a special assessment. The FDIC has exercised its authority to raise assessment rates for 2009, and may impose another special assessment in the future. If such action is taken by the FDIC it could have an adverse effect on the earnings of the Company. At present, the FDIC proposes not to make an additional assessment in 2009, but rather to require prepayment in 2009 of deposit insurance premiums for 2010 through 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2009:

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs(1)
7/1/09 — 7/31/09	—	$—	—	674,718
8/1/09 — 8/31/09	—	—	—	674,718
9/1/09 — 9/30/09	—	—	—	674,718

Total	—	$—	—	674,718

(1)	Effective January 2008, the Company adopted a plan to repurchase of up to 978,400 of our outstanding shares of common stock on the open market. At September 30, 2009 there were 674,718 shares available to be purchased under this program.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its annual meeting of shareholders on April 21, 2009 (“Annual Meeting”).
(b)	Raymond H. Lefurge, Jr., Stuart E. Magdefrau and William J. McGurk were re-elected as directors with a four-year term at the Annual Meeting. The other continuing directors are: Michael A. Bars, C. Perry Chilberg, David A. Engelson, Pamela J. Guenard, Joseph F. Jeamel, Jr., Thomas S.

Rockville Financial, Inc.	42

Mason, Peter F. Olson, Rosemarie Novello Papa and Richard M. Tkacz. In accordance with the Company’s bylaws, Raymond H. Lefurge, Jr. remained the Chairman of the Board.
(c)	There were 18,842,510 shares of Common Stock eligible to be voted at the Annual Meeting and 16,996,305 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting were as follows:
1.	Election of directors (Proposal 1):

Director:	For:	Withheld:

Raymond H. Lefurge, Jr.	16,754,439	241,866
Stuart E. Magdefrau	16,761,183	235,122
William J. McGurk	15,936,879	1,059,426
There were no abstentions or broker non-votes for any of these nominees.

2.	Ratification of Appointment of Wolf & Company P.C. as independent auditors of the Company for fiscal year ending December 31, 2009 (Proposal 2):

For:	Against:	Abstain:
16,876,441	21,459	98,405
Item 5. Other Information
None

Rockville Financial, Inc.	43

Item 6. Exhibits
3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed for Rockville Financial, Inc. on May 13, 2005)

3.2.1	Amendment dated December 12, 2007 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on December 12, 2007)

3.2.2	Amendment and restatement dated February 13, 2008 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on February 14, 2008)

3.3	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.1 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective January 1, 2009 (incorporated herein by reference to Exhibit 10.2 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.4	First Amendment to the Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Christopher E. Buchholz as amended and restated effective as of April 13, 2009 (incorporated herein by reference to Exhibit 10.4 to the Current Report on the Company’s Form 10-Q filed on May 11, 2009)

10.5	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.6	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.7	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

10.8	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

Rockville Financial, Inc.	44

10.8.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.9	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)

10.10	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.11	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto.

Rockville Financial, Inc.	45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.
By:	/s/ John T. Lund
John T. Lund
SVP, Chief Financial Officer and Treasurer

Date: November 9, 2009

Rockville Financial, Inc.	46