Form 10-K
period 2009-12-31
Rockville Financial Inc.
filed 2010-03-10
CIK 1311131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009
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
(860) 291-3600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Securities registered pursuant to Section 12(g) of the Act: None

Title of Class	Name of each exchange where registered
Common Stock, no par value	NASDAQ Global Select Stock Market
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes. ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. ☐Yes. ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of Rockville Financial, Inc. as of June 30, 2009 was $70.4 million based upon the closing price of $10.95 as of June 30, 2009, the last business day of the registrant’s most recently completed second quarter. Directors and officers of the Registrant are deemed to be affiliates solely for the purposes of this calculation.
As of February 26, 2010, there were 19,554,774 shares of Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2009 fiscal year, are incorporated by reference into Part III of this Report on Form 10-K.

Rockville Financial, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2009

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
Factors that could cause this difference — many of which are beyond our control — include without limitation the following:
•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect us or our businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	Strong competition within our market area may limit our growth and profitability.

•	We may not manage the risks involved in the foregoing as well as anticipated.

•	We recently opened new branches which may not become profitable as soon as anticipated, if at all.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•	Our stock value may be negatively affected by federal regulations restricting takeovers and our mutual holding company structure.

•	Persons who purchase our stock will own a minority of Rockville Financial, Inc.’s common stock and might not be able to exercise voting control over most matters put to a vote of stockholders.

•	When we declare dividends on our common stock, Rockville Financial MHC, Inc. might be prohibited from waiving the receipt of dividends by current Federal Reserve Board policy.

•	Further implementation of our stock benefit plans could increase our costs, which could reduce our income.

•	Because we intend to continue to increase our commercial real estate and commercial business loan originations, our lending risk may increase, and downturns in the real estate market or local economy could adversely affect our earnings.

•	The trading volume in our stock is less than in larger publicly traded companies which can cause price volatility, hinder your ability to sell our common stock and may lower the market price of the stock.

•	The Emergency Economic Stabilization Act (“EESA”) of 2008 has had a profound effect on the financial services industry. The effect of programs developed under EESA, including the Troubled Asset Recovery and Capital Purchase Programs in which we did not participate, could dramatically change the competitive environment in which we operate.
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
The Bank is a state-chartered stock savings bank organized in Connecticut in 1858 that provides a full range of banking services to consumer and commercial customers through its main office in Rockville, CT, twenty-one branches located in Hartford, New London and Tolland Counties in Connecticut and 45 automated teller machines (“ATM”), including 13 stand-alone ATM facilities. The Bank is regulated by the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s deposits are insured to the maximum allowable under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”).
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
The Company employed 211 full-time equivalent employees at December 31, 2009. Management of the Company and the Bank are substantially identical. The Company does not own or lease any property but instead uses the premises, equipment and furniture of the Bank.
Competition
We face competition within our market area both in making loans and attracting deposits. Hartford, New London and Tolland Counties have a high concentration of financial institutions including large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2009, based on the FDIC’s most recent annual Summary of Deposits Report, our market share of deposits represented 25.1% of deposits in Tolland County, the second largest market share in that county, 2.0% of deposits in Hartford County and 0.4% of deposits in New London County.
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
Lending Activities
Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential real estate. One-to-four family residential real estate mortgage loans represented $754.8 million, or 55.0%, of our loan portfolio at December 31, 2009. We also offer commercial real estate loans, commercial business loans, construction mortgage loans and consumer loans. Commercial real estate loans totaled $426.0 million, or 31.0%, of our total loan portfolio at December 31, 2009. Commercial business loans totaled $113.2 million, or 8.3%, of our total loan portfolio at December 31, 2009. Construction mortgage loans totaled $71.1 million, or 5.2%, of our loan portfolio at December 31, 2009. Consumer loans, consisting primarily of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans, totaled $7.7 million, or 0.6%, of our total loan portfolio at December 31, 2009. As of December 31, 2009, loans to borrowers engaged in similar activities did not exceed 10% of total loans outstanding. The largest exposure to a related group was $19.5 million at December 31, 2009. These loans are performing according to their terms. Our net deferred loan fees and premiums totaled $632,000 at December 31, 2009.
The composition of the Bank’s loan portfolio was as follows at the dates indicated:

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential (1)	$754,838	54.98%	$746,041	57.26%	$666,003	59.18%	$640,076	61.46%	$557,306	64.31%
Commercial	426,028	31.03	351,474	26.97	284,460	25.28	232,550	22.33	149,006	17.19
Construction (2)	71,078	5.18	89,099	6.84	70,617	6.27	63,902	6.14	47,105	5.44
Commercial business loans	113,240	8.25	106,684	8.19	92,869	8.25	97,234	9.34	109,099	12.59
Installment, collateral and other loans	7,742	0.56	9,629	0.74	11,469	1.02	7,607	0.73	4,119	0.47

Total loans	1,372,926	100.00%	1,302,927	100.00%	1,125,418	100.00%	1,041,369	100.00%	866,635	100.00%

Net deferred loan costs and premiums	632		1,417		1,529		1,813		1,740
Allowance for loan losses	(12,539)		(12,553)		(10,620)		(9,827)		(8,675)

Loans, net	$1,361,019		$1,291,791		$1,116,327		$1,033,355		$859,700

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	Construction loans include commercial and residential loans and are reported net of undisbursed construction loans of $86.5 million, $93.9 million, $96.8 million, $93.6 million and $64.1 million as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively.
Residential Mortgage Loans: One of our primary lending activities consists of the origination of one-to-four family residential mortgage loans that are primarily secured by properties located in Hartford, New London and Tolland Counties. Of the $754.8 million one-to-four family residential mortgage loans at December 31, 2009, $69.6 million were fixed rate home equity loans and $118.7 million consisted of balances outstanding on home equity lines of credit. Generally, one-to-four family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We usually do not make loans with a loan-to-value ratio in excess of 97% for loans secured by single-family homes. Fixed rate mortgage loans generally are originated for terms of 10, 15, 20, 25 and 30 years. Typically, all fixed rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) policies and procedures. Fixed rate residential mortgage loans are periodically sold in the secondary market. We will usually retain the servicing rights for all loans that we sell in the secondary market. We originated $132.4 million of fixed rate one-to-four family residential loans during the year ended December 31, 2009, $44.0 million of which were sold in the secondary market.
We also offer adjustable-rate mortgage loans for one-to-four family properties, with an interest rate which adjusts annually based on the one-year Constant Maturity Treasury Bill Index, after either a one-, three-, four-, five-, seven-, or nine-year initial fixed rate period. We originated $71.7 million of adjustable rate one-to-four family residential loans during the year ended December 31, 2009. Additionally, we purchased $2.5 million in adjustable rate mortgages from two local mortgage banking firms during the year ended December 31, 2009. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.
Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. Of our one-to-four family residential loans, $178.7 million, or 31.5%, had adjustable rates of interest at December 31, 2009 and $86.4 million of these loans will see a rate reset in the next twelve months. Continued declines in real estate values and the slow down in the housing market may make it more difficult for borrowers experiencing financial difficulty to sell their homes or refinance their debt due to their declining collateral values.
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
All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property. We also require homeowner’s insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. At December 31, 2009, our largest residential mortgage loan had a principal balance of $1.6 million. This loan is performing in accordance with its repayment terms.
We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one-to-four family residences. At December 31, 2009, home equity loans and equity lines of credit totaled $188.3 million, or 13.7%, of total loans. At December 31, 2009, the unadvanced amounts of home equity lines of credit totaled $125.5 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to no more than 90%. Our home equity lines of credit have ten year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18% per annum.
Commercial Real Estate Loans: We originate commercial real estate loans and loans on owner- occupied properties used for a variety of business purposes including small office buildings, industrial facilities and retail facilities. These projects are generally located in our primary market area. At December 31, 2009, commercial mortgage loans totaled $426.0 million, or 31.0%, of total loans. Our commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one borrower limit. Our commercial real estate loans may be made with terms of up to 20 years and amortization schedules up to 30 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the Federal Home Loan Bank of Boston Classic Advance Rates. In reaching a decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise, business cash flow and credit history, and the appraised value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We typically require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and owners of 20% or more of the entity.
A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and typically includes periodic face-to-face meetings with the borrower. We generally require commercial borrowers to provide updated financial statements and federal tax returns annually. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan or commitment as of December 31, 2009 was a loan for $19.5 million, which was performing according to its terms.
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
Commercial Construction Loans: We offer commercial construction loans including real estate subdivision development loans to licensed contractors and builders for the construction and development of commercial real estate projects and one-to-four family residential properties. At December 31, 2009, commercial construction loans totaled $62.6 million, which amounted to 4.6%, of total loans outstanding. At December 31, 2009, the unadvanced portion of these construction loans totaled $83.6 million. Our commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one borrower limit. We extend loans to residential subdivision developers for the purpose of land acquisition, the development of infrastructure and the construction of homes. Advances are determined as a percentage of cost or appraised value (whichever is less) and the project is physically inspected prior to each advance. We typically limit the numbers of model homes financed by a customer, with the majority of construction advances supported by purchase contracts. As of December 31, 2009, the largest outstanding commercial construction loan commitment to a single borrower totaled $14.8 million with $10.5 million of advances drawn as of December 31, 2009, which were performing according to their terms. Commercial real estate subdivision loans, commercial real estate and one-to-four family residential loans to contractors entails significant additional risks as compared with single-family residential mortgage lending to owner-occupants. These loans typically involve large loan balances concentrated in single borrowers or groups of related borrowers. A continued economic downturn could have an additional adverse impact on the value of the properties securing construction loans and on the borrower’s ability to sell the units for the amounts necessary to complete the project and repay the loans.
Residential Construction Loans: We originate construction loans to individuals and contractors for the construction and acquisition of personal residences. At December 31, 2009, residential construction mortgage loans amounted to $8.5 million, or 0.6%, of total loans. At December 31, 2009, the unadvanced portion of these construction loans totaled $2.9 million.

Our residential construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months. At the end of the construction phase, the construction loan converts to a long-term owner-occupied residential mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 80%. At December 31, 2009, our largest residential construction mortgage loan commitment was for $2.0 million, all of which had been disbursed. This loan is performing according to its terms. Construction loans to individuals are generally made on the same terms as our one-to-four family mortgage loans.
Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.
Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the actual cost (including interest) of construction and other assumptions. If the estimate of construction cost is too low, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value is too high, we may be confronted with a project, when completed, with a value that is insufficient to assure full payment. Construction lending contains a unique risk characteristic as loans are originated under market and economic conditions that may change between the time of origination and the completion and subsequent purchaser financing of the property.
Commercial Business Loans: At December 31, 2009, we had $113.2 million in commercial business loans, of which $24.5 million were guaranteed by either the Small Business Administration (“SBA”) or the United States Department of Agriculture (“USDA”). We occasionally purchase USDA guaranteed loans in the secondary loan market from various experienced brokers. These loans carry a variable rate and adjust on a quarterly basis using the prime rate as the base index. There is no risk of loss of principal or accrued interest up to loan payment dates, as we only purchase the guaranteed portion of the loan. The guarantee is that of the full faith and credit of the United States of America. We determine the loans to be purchased based on net yield, borrower credit rating, size and the business segment composition of the existing portfolio. Monthly payments are received directly from the original lending institution. As of December 31, 2009, of the $24.5 million guaranteed loans, $1.8 million are SBA loans originated by us and $22.7 million were purchased and are fully guaranteed by the USDA. In addition to the SBA and USDA loans, our commercial business loan portfolio at December 31, 2009 included $33.8 million in revolving business lines of credit with an additional $57.7 million of unused lines of credit commitments and $54.9 million in commercial business term loans. Total commercial business loans amounted to 8.3% of total loans as of December 31, 2009.
We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial business lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit (15% of equity capital and our allowance for loan losses, pursuant to Connecticut law) to which there were no exceptions as of December 31, 2009. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or financing short term cash needs. Commercial business loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the Federal Home Loan Bank of Boston Classic Advance Rates.
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

Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2009, our largest commercial business loan commitment totaled $15.0 million with $12.9 million of advances drawn as of December 31, 2009, which were performing according to their terms. In addition to the commercial business loans discussed above, we had $10.6 million in outstanding letters of credit as of December 31, 2009.
Installment, Collateral and Other Loans: We offer a limited range of installment and collateral consumer loans, principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, including indirect automobile loans, loans collateralized by deposit accounts and unsecured personal loans. Installment and collateral consumer loans totaled $7.7 million or 0.6% of our total loan portfolio at December 31, 2009. This portfolio includes $2.0 million of fully secured collateral loans, $5.0 million of direct and indirect auto loans and $754,000 of other consumer unsecured loans. While the asset quality of these portfolios is currently good, there is increased risk associated with auto and consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans.
Origination, Purchasing and Servicing of Loans: All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.
Generally, we retain in our portfolio all loans that we originate, however, for strategic reasons, including our interest rate risk management objectives, we periodically sell fixed rate residential mortgage loans which conform to the underwriting standards specified by Freddie Mac. We also sell all mortgage loans insured by the Connecticut Housing Finance Authority (“CHFA”). All one-to-four family loans that we sell are sold pursuant to master commitments negotiated with Freddie Mac and are sold on a non-recourse basis. Historically, in such instances, our loans have been typically sold to either Federal National Mortgage Association (“Fannie Mae”) or Freddie Mac, and we have retained the rights to service those loans. We currently have no reason to believe our practices will change in the near future. Depending on interest rate levels at the time of any such sale, loans may be sold at either a net gain or a net loss. Additionally, there is no guarantee we will be able to reinvest the proceeds from any future loan sales at interest rates comparable to the interest rates on the loans that are sold. Reinvestment in loans with lower interest rates would result in lower interest income on the reinvested proceeds compared to the interest income previously generated by the loans that were sold.
At December 31, 2009, the Company was servicing loans sold in the amount of $57.7 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.
In addition to purchasing loans guaranteed by the USDA or SBA, the Company purchases adjustable rate one-to-four family residential mortgage loans from two local mortgage banking firms licensed with the Connecticut Department of Banking. These local mortgage bankers are not employed by the Company and sell their loans based on competitive pricing. During the year ended December 31, 2009, the Company purchased $2.5 million in adjustable rate loans from these firms, underwritten to the same credit specifications as the Company’s internally originated loans.

Loan Maturity Schedule
The following table sets forth the loan maturity schedule at December 31, 2009:

	Loans Maturing
		After One
	Within One	But Within
	Year	Five Years	After Five Years	Total
	(In thousands)
Real estate loans:
Residential(1)	$1,329	$27,178	$726,331	$754,838
Commercial	8,063	76,036	341,929	426,028
Construction	11,130	21,400	38,548	71,078
Commercial business loans	2,378	33,970	76,892	113,240
Installment, collateral and other loans	228	5,603	1,911	7,742

Total	$23,128	$164,187	$1,185,611	$1,372,926

Loans Contractually Due Subsequent to December 31, 2009
The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2009 that are contractually due after December 31, 2010:

	Due After December 31, 2010
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential(1)	$456,689	$296,820	$753,509
Commercial	164,693	253,272	417,965
Construction	—	59,948	59,948
Commercial business loans	17,520	93,342	110,862
Installment, collateral and other loans	6,941	573	7,514

Total loans	$645,843	$703,955	$1,349,798

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.
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
All non-commercial mortgage loans are reviewed on a regular basis, and such loans are placed on non-accrual status when they become more than 90 days delinquent. Commercial real estate and commercial business loans are evaluated for non-accrual status on a case-by-case basis, but are typically placed on a non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received. For the year ended December 31, 2009, $233,000 of interest income related to non-accrual loans was reversed compared to $237,000 recorded for 2008.
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

Loan Delinquencies
The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2009
Residential(1)	11	$2,072	17	$1,970	28	$4,042
Commercial	1	421	5	2,242	6	2,663
Construction	—	—	7	6,630	7	6,630
Commercial business loans	1	20	2	41	3	61
Installment, collateral and other loans	—	—	—	—	—	—

Total	13	$2,513	31	$10,883	44	$13,396

At December 31, 2008
Residential(1)	9	$1,237	8	$1,357	17	$2,594
Commercial	2	652	2	1,202	4	1,854
Construction	—	—	4	3,021	4	3,021
Commercial business loans	3	923	2	372	5	1,295
Installment, collateral and other loans	3	47	8	339	11	386

Total	17	$2,859	24	$6,291	41	$9,150

At December 31, 2007
Residential(1)	4	$389	6	$407	10	$796
Commercial	2	79	1	74	3	153
Construction	1	515	—	—	1	515
Commercial business loans	2	164	2	692	4	856
Installment, collateral and other loans	2	4	—	—	2	4

Total	11	$1,151	9	$1,173	20	$2,324

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

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

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual loans:
Residential(1)	$3,106	$2,607	$407	$422	$821
Commercial	2,242	2,726	74	311	667
Construction	6,630	4,385	—	—	—
Commercial business loans	61	334	692	114	172
Installment, collateral and other loans	7	11	5	8	6

Total non-accrual loans(2)	12,046	10,063	1,178	855	1,666
Accruing loans past due 90 days or more	—	—	—	—	4,897	(3)
Other accruing loans	—	—	—	78	—
Troubled debt restructurings	—	372	391	560	614

Total non-performing loans	12,046	10,435	1,569	1,493	7,177
Other real estate owned	3,061	—	—	—	—
Other non-performing assets	—	—	—	—	—

Total non-performing assets	$15,107	$10,435	$1,569	$1,493	$7,177

Total non-performing loans to total loans	0.88%	0.80%	0.14%	0.14%	0.83	%(4)
Total non-performing loans to total assets	0.77%	0.68%	0.12%	0.12%	0.68	%(5)

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on non-accrual loans totaled $233,000 and $237,000 for the years ended December 31, 2009 and 2008, respectively.

(3)	Balance represents a loan that was fully guaranteed by the United States Department of Agriculture and was repaid in full in January 2006.

(4)	The ratio is 0.26% when excluding the $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005 which was repaid in full in January, 2006.

(5)	The ratio is 0.22% when excluding the $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005 which was repaid in full in January, 2006.
Potential problem loans: The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated, Special Mention, Substandard or Doubtful are reviewed by management on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off. Typically, loans risk rated Substandard or more severe are transferred to the Special Assets area. All special mention, substandard and doubtful loans are included on the Company’s “watchlist” which is updated quarterly. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation for further discussion of non-performing assets.
The Company closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At December 31, 2009, $15.8 million of commercial loans and $1.5 million of residential and consumer loans were included on the watchlist that are not considered impaired.

Allowance for Loan Losses
Rockville Bank maintains an allowance for loan losses to reflect the level of loss inherent in the loan portfolio. The assessment of loss is comprised of an evaluation of homogeneous loan pools, a specific analysis of loans that are impaired in order to assess the value of the underlying collateral or future cash flows in determining the amount of estimated loss and a general, unallocated pool. In 2007, the Bank adopted certain changes to the ALLL methodology in order to conform to the Interagency Policy Statement on the Allowance for Loan and Lease Losses that was published by federal bank regulatory agencies in December 2006. At December 31, 2006, the unallocated allowance totaled $1.562 million and decreased to $838 million at December 31, 2007 as the revised methodology resulted in a more precise allocation based on the risk analysis by homogeneous loan type. Continued refinement of the methodology is primarily responsible for the subsequent decreases in the unallocated amount to $212,000 at December 31, 2008 and to $209,000 at December 31, 2009.
General Reserve: Homogenous loan pools are determined by loan type and are comprised of: 1) residential first mortgages 2) commercial real estate mortgages 3) residential second mortgages 4) commercial loans 5) construction loans 6) SBA and USDA guaranteed loans, as well as, smaller loans pools consisting of unsecured consumer loans, collateral loans and auto loans. Each of these loan types is evaluated on a quarterly basis to determine historical loss rates; delinquency; growth and composition trends within the portfolio; the impact of management and underwriting changes; shifts in risk ratings; and regional and economic conditions influencing portfolio performance with management allocating loss factors based on these evaluations.
Specific Reserve: Loans displaying risk characteristics that differentiate themselves from the homogeneous pool are tested separately for impairment. These loans include those in non-accrual status, restructured loans or loans which maybe collateral dependent. Individual evaluations of cash flow or the fair value of collateral supporting these obligations is performed in order to determine the most probable level of loss or impairment. Based on this analysis, specific reserves are assigned to the impaired loan and are incorporated in the calculation of the allowance for loan losses. The allowance includes a specific component for impaired loans, a general component for pools of outstanding loans and a small unallocated component for model imprecision.
Unallocated Reserve: The unallocated allowance represents the results of an analysis that measures the probable losses inherent in each portfolio. If the allowance for loan losses is too low, the Company may incur higher provisions for loan loss expense in the future resulting in lower net income. If an estimate of the allowance for loan losses is too high, the Company may experience lower provisions for loan loss expense resulting in higher net income. The unallocated allowance decreased to $209,000 as of December 31, 2009 from $212,000 as of December 31, 2008.
Review of Credit Quality: At the time of loan origination, a risk rating based on a nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. More complex loans, such as commercial business loans and commercial real estate, require that our internal independent credit area further evaluate the risk rating of the individual loan, with the credit area having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of the Company’s loan portfolio is reviewed by a third party risk assessment firm and by the Company’s internal credit management function. Review findings are reported periodically to senior management, the Board Lending Committee and the Board of Directors. This process is supplemented with several risk assessment tools including monitoring of delinquency levels, analysis of historical loss experience by loan type, identification of portfolio concentrations by borrower and industry, and a review of economic conditions that might impact loan quality. Based on these findings the allowance for each loan type is evaluated. The allowance for loan losses is calculated on a quarterly basis and reported to the Board of Directors.
Any loan that is 90 or more days delinquent is placed on non-accrual and classified as a non-performing asset. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due in accordance with the terms of the loan agreement. An allowance is maintained for impaired loans to reflect the difference, if any, between the principal balance of the loan and the present value of projected cash flows, observable fair value or the loan’s collateral value. In addition, the Company’s bank regulatory agencies periodically review the adequacy of the allowance for loan losses as part of their review and examination processes. The regulatory agencies may require that the Company recognize additions to the allowance based on their judgments of information available to them at the time of their review or examination.
Each quarter, management, in conjunction with the Board Lending Committee, evaluates the total balance of the allowance for loan losses based on several factors some of which are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, loans are grouped by type within each risk weighting classification status. All loans 90 days or more delinquent or classified as trouble debt restructuring are evaluated individually, based primarily on the value of the collateral securing the loan and the ability of the borrower to repay as agreed. Specific loan loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by loan type, delinquency status or loan risk rating grade and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant including the current economic environment. The allowance is allocated to each category of loan based on the results of the above analysis.
This analysis process is both quantitative and subjective, as it requires management to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Schedule of Allowance for Loan Losses
The following table sets forth activity in the allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$12,553	$10,620	$9,827	$8,675	$6,371
Provision for loan losses	1,961	2,393	749	1,681	2,700
Charge-offs:
Real estate(1)	(1,471)	(257)	(21)	(45)	—
Commercial business loans	(593)	(314)	(76)	(498)	(591)
Installment and collateral loans	(49)	(50)	(76)	(78)	(55)

Total charge-offs	(2,113)	(621)	(173)	(621)	(646)

Recoveries:
Real estate(1)	8	9	5	5	31
Commercial business loans	114	122	191	70	209
Installment and collateral loans	16	30	21	17	10

Total recoveries	138	161	217	92	250

Net (charge-offs) recoveries	(1,975)	(460)	44	(529)	(396)

Allowance at end of year	$12,539	$12,553	$10,620	$9,827	$8,675

Ratios:
Allowance for loan losses to non-performing loans at end of year	104.09%	120.30%	676.86%	658.20%	120.87%
Allowance for loan losses to total loans outstanding at end of year	0.91%	0.96%	0.94%	0.94%	1.00%
Net charge-offs to average loans outstanding	0.15%	0.04%	0.00%	0.05%	0.05%

(1)	Real estate loans include one-to-four family residential mortgage loans, home equity loans, home equity lines of credit, commercial real estate and construction loans.
Allocation of Allowance for Loan Losses: The following table sets forth the allowance for loan losses allocated by loan category, the percent of allowance in each category to total allowance, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2009			2008			2007
			% of Loans in			% of Loans in			% of Loans in
	Allowance for Loan	% of Allowance for	Category to Total	Allowance for Loan	% of Allowance for	Category to Total	Allowance for Loan	% of Allowance for	Category to Total
	Losses	Loan Losses	Loans	Losses	Loan Losses	Loans	Losses	Loan Losses	Loans
	(Dollars in thousands)
Real Estate:
Residential(1)	$4,243	33.84%	54.97%	$3,952	31.48%	57.26%	$2,673	25.17%	59.18%
Commercial	4,662	37.18	31.03	3,978	31.69	26.97	3,387	31.89	25.28
Construction	1,490	11.88	5.18	1,925	15.33	6.84	1,285	12.10	6.27
Commercial business loans	1,832	14.61	8.25	2,180	17.37	8.19	2,102	19.79	8.25
Installment, collateral and other	103	0.82	0.57	306	2.44	0.74	335	3.16	1.02
Unallocated allowance	209	1.67	—	212	1.69	—	838	7.89	—

Total allowance for loan losses	$12,539	100.00%	100.00%	$12,553	100.00%	100.00%	$10,620	100.00%	100.00%

	At December 31,
	2006			2005
						% of Loans in
	Allowance for Loan	% of Allowance for	% of Loans in Category to	Allowance for Loan	% of Allowance for	Category to Total
	Losses	Loan Losses	Total Loans	Losses	Loan Losses	Loans
	(Dollars in thousands)
Real Estate:
Residential(1)	$1,051	10.70%	61.46%	$1,035	11.93%	64.31%
Commercial	4,241	43.16	22.33	3,459	39.88	17.19
Construction	959	9.76	6.14	707	8.15	5.44
Commercial business loans	1,959	19.93	9.34	1,541	17.76	12.59
Installment, collateral and other	55	0.56	0.73	27	0.31	0.47
Unallocated allowance	1,562	15.89	—	1,906	21.97	—

Total allowance for loan losses	$9,827	100.00%	100.00%	$8,675	100.00%	100.00%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.
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

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(In thousands)
Available for Sale:
U.S. Government and government-sponsored enterprise obligations	$7,017	$7,052	$2,031	$2,048	$14,016	$14,036
Government-sponsored residential mortgage-backed securities	72,537	75,967	117,517	120,395	96,494	97,096
Corporate debt securities	5,879	4,656	4,831	4,887	4,068	3,863
Other debt securities	722	731	725	739	978	995
Marketable equity securities	10,509	14,345	10,437	12,940	15,744	20,141
Other equity securities	—	—	241	241	241	241

Total available for sale	$96,664	$102,751	$135,782	$141,250	$131,541	$136,372

During the year ended December 31, 2009, the Company recorded an other-than-temporary impairment charge of $65,000 related to one mutual fund. The charge for the impairment was computed using the closing price of the security as of the date of impairment. The Company’s remaining investment in this mutual fund was $1.4 million with a $55,000 unrealized gain at December 31, 2009. During the year ended December 31, 2009, the Company recorded an other-than-temporary impairment charge of $297,000 related to five common stock securities. The charge for the impairment was computed using the closing price of the securities as of the date of impairment. The Company’s remaining investment in these five common stock securities was $648,000 with a net $133,000 unrealized loss at December 31, 2009. The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.
The Company implemented new accounting guidance during the year (See Note 2 — Basis of Presentation, Principles of Consolidation and Significant Accounting Policies in the accompanying financial statements) which was applied to existing debt securities held by the Company as of December 31, 2008. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is not more likely than not that the Company will be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, the credit component of the other-than-temporary impairment losses is recognized in earnings while the non-credit component is recognized in other comprehensive income, net of related taxes. As a result, the Company reclassified the non-credit component of the other-than-temporary impairment loss previously recognized in earnings during 2008 for two corporate debt securities — GE Capital Corporation and PRETSL XXVIII. The reclassification was reflected as a cumulative effect adjustment of $1.0 million ($1.6 million before taxes) that increased retained earnings and increased accumulated other comprehensive loss. The amortized cost basis of these debt securities for which other-than-temporary impairment losses were recognized during 2008 were adjusted by the amount of the cumulative effect adjustment before taxes.
During the year ended December 31, 2008, the Company recorded an other-than-temporary impairment charge of $11.6 million related to the preferred stock of Freddie Mac and Fannie Mae as a result of actions taken in the third quarter of 2008 to place those agencies into conservatorship. The Company’s remaining investment in these securities was $283,000 with no unrealized gain or loss at December 31, 2008. During the year ended December 31, 2008, the Company recorded an other-than-temporary impairment charge of $1.1 million related to one AAA rated pooled trust preferred security. The charge for the impairment was based on a Level 3 price for the pooled trust preferred security as of the date of the impairment. The Company’s remaining investment in this pooled trust preferred security was $1.8 million. During the year ended December 31, 2008, we recorded an other-than-temporary impairment charge of $587,000 related to one mutual fund. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this mutual fund was $1.7 million with no unrealized gain or loss at December 31, 2008. During the year ended December 31, 2008, we recorded an other-than-temporary impairment charge of $493,000 related to one AAA rated corporate debt security. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this corporate debt security was $2.4 million with no unrealized gain or loss at December 31, 2008. During the year ended December 31, 2008, we recorded an other-than-temporary impairment charge of $1.1 million related to eleven common stock securities. The charge for the impairment was computed using the closing prices of the securities as of the date of the impairment. The Company’s remaining investment in these eleven common stock securities was $1.7 million with no unrealized gain of loss at December 31, 2008. The Company will continue to review its entire portfolio for other than temporarily impaired securities with additional attention being given to high risk securities such as the preferred stock of Freddie Mac and Fannie Mae and the one pooled trust preferred security that the Company owns.
During the year ended December 31, 2007, the Company recorded an other-than-temporary impairment charge of $233,000 related to the preferred stock of a U.S. government-sponsored enterprise. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this security was $544,000 with no unrealized gain or loss at December 31, 2007.
Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, most securities purchased were classified available for sale at December 31, 2009.
U.S. Government and Government-Sponsored Enterprises: At December 31, 2009, the Company’s U.S. Government and government-sponsored enterprise portfolio totaled $7.1 million, all of which were classified as available for sale. There were no structured notes or derivatives in the portfolio.
Government-Sponsored Enterprise Residential Mortgage-Backed Securities: The Company purchases mortgage-backed securities insured or guaranteed by U.S. Government agencies and government-sponsored entities, including Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk as a result of the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae.
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
At December 31, 2009, the carrying value of mortgage-backed securities totaled $95.0 million, or 6.1% of assets and 6.4% of interest-earning assets, $76.0 million of which were classified as available for sale and $19.0 million of which were classified as held to maturity. At December 31, 2009, 13% of the mortgage-backed securities were backed by adjustable rate loans and 87% were backed by fixed rate mortgage loans. The available for sale mortgage-backed securities portfolio had a book yield of 5.16% at December 31, 2009 and the held to maturity mortgage-backed securities portfolio had a book yield of 5.36% at December 31, 2009. The estimated fair value of our mortgage-backed securities at December 31, 2009 was $96.0 million, which is $4.4 million more than the amortized cost of $91.6 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.
The Company’s investment portfolio contained no mortgage-backed securities that are subject to the risk of “sub-prime” lending as of December 31, 2009. Though the Company does not have a direct exposure to sub-prime related assets, the value and related income of the Company’s mortgage-backed securities are sensitive to changes in economic conditions, including delinquencies and/or defaults on the underlying mortgages. Though the Company has not been adversely impacted by recent events affecting the mortgage industry, continuing shifts in the market’s perception of credit quality on securities backed by residential mortgage loans may result in increased volatility of market price and periods of illiquidity that can negatively impact the valuation of certain securities held by the Company.
Corporate Bonds: At December 31, 2009, the carrying value of the Company’s corporate bond portfolio totaled $4.7 million, all of which was classified as available for sale. The corporate bond portfolio reprices quarterly to LIBOR and had a book yield of 0.67% at December 31, 2009. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our Investment Policy requires that corporate debt obligation purchases be rated “A” or better by a nationally recognized rating agency. A security that is subsequently downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment.
Other Debt Securities: These securities consist primarily of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds. The Company’s Investment Policy requires that such state agency or municipal obligation purchases be rated “A” or better by a nationally recognized rating agency. A security that is subsequently downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment. At December 31, 2009, the Company’s state agency and municipal obligations portfolio totaled $731,000.
Marketable Equity Securities: We currently maintain a diversified equity securities portfolio. At December 31, 2009, the fair value of the Company’s marketable equity securities portfolio totaled $14.3 million, or 0.9% of total assets, all of which were classified as available for sale. The portfolio consisted of $11.1 million of diversified common stock, $0.5 million of preferred stock issued by government-sponsored entities and $2.7 million of mutual funds. At December 31, 2009, the maximum investment in any single issuer was $2.6 million. The industries represented by our common stock investments are diverse and include banking, insurance and financial services, integrated utilities and various industrial sectors. Our investments in preferred stock consisted of investments in two government-sponsored enterprises, and the maximum investment in any single issuer was $287,000. The total equity portfolio will not exceed 100% of the Tier I capital of the Bank.
Investments in equity securities involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect our net capital position.
Portfolio Maturities and Yields: The composition and maturities of the investment securities portfolio at December 31, 2009 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2009, mortgage-backed securities with adjustable rates totaled $12.6 million.

					More than Five
			More than One Year		Years through Ten
	One Year or Less		through Five Years		Years		More than Ten Years		Total Securities
		Weighted		Weighted-		Weighted-		Weighted-		Weighted-
	Fair	- Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
December 31, 2009	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
					(Dollars in thousands)
Available for Sale
Debt Securities:
U.S. Government and government-sponsored enterprise obligations	$2,018	0.36%	$5,035	3.41%	$—	—%	$—	—%	$7,053	2.53%
Mortgage-backed securities	—	—	1,780	4.01	1,909	5.13	72,278	5.18	75,967	5.16
Corporate debt securities	—	—	2,971	0.55	—	—	1,684	0.80	4,655	0.67
Other debt securities	—	—	—	—	731	4.49	—	—	731	4.49

Total debt securities	$2,018	0.36%	$9,786	2.65%	$2,640	4.95%	$73,962	5.08%	88,406	4.70%

Marketable equity securities									14,345

Total securities available for sale									$102,751

Sources of Funds:
General: Deposits have traditionally been the Company’s primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” – Liquidity and Capital Resources.
Deposits: A majority of our depositors are persons who work or reside in Hartford, New London and Tolland Counties and, to a lesser extent, other northeastern Connecticut communities. We offer a selection of deposit instruments, including checking, savings, money market savings accounts, negotiable order of withdrawal (“NOW”) accounts and fixed-rate time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. The Company had $14.3 million brokered deposits at December 31, 2009, through participation in CDARS reciprocal deposit program. The Company did not have any borrowings from deposit brokers at December 31, 2009.
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
It is unclear whether the recent growth in deposits will reflect our historical, stable experience with deposit customers. The ability to attract and maintain money market accounts and time deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2009, $491.9 million, or 43.6%, of our deposit accounts were time deposits, of which $359.8 million had maturities of one year or less.

The following table displays a summary of the Company’s deposits as of the dates indicated:

	At December 31,
	2009			2008			2007
			Weighted- Average			Weighted- Average			Weighted- Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
					(Dollars in thousands)
Deposit type:
Demand deposits	$150,484	13.3%	0.00%	$116,113	11.1%	0.00%	$99,378	10.5%	0.00%
NOW accounts	108,099	9.6	0.34	86,943	8.4	0.43	85,854	9.0	0.51
Regular savings	143,601	12.7	0.30	121,527	11.7	0.60	121,800	12.8	0.60
Money market and investment savings	234,737	20.8	0.65	188,110	18.0	1.78	120,971	12.7	3.15
Club accounts	247	0.0	2.04	227	0.0	2.04	216	0.0	2.04

Total core accounts	637,168	56.4	0.13	512,920	49.2	0.87	428,219	45.0	1.16

Time deposits	491,940	43.6	2.29	529,588	50.8	3.57	522,819	55.0	4.49

Total deposits	$1,129,108	100.0%	1.07%	$1,042,508	100.0%	2.24%	$951,038	100.0%	2.99%

As of December 31, 2009, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was $168.5 million. The following table sets forth the maturity of those time deposits as of December 31, 2009.

(In thousands)
Three months or less	$47,890
Over three months through six months	26,563
Over six months through one year	52,149
Over one year through three years	37,537
Over three years	4,338

Total	$168,477

The following table sets forth the time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2009	2008	2007
		(In thousands)
Interest Rate:
0.00% - 1.00%	$56,155	$1,987	$1,178
1.01% - 2.00%	204,712	632	1,002
2.01% - 3.00%	101,412	132,356	60,161
3.01% - 4.00%	82,360	296,257	42,480
4.01% - 5.00%	42,259	87,475	327,519
5.01% - 6.00%	5,042	10,881	90,479

Total	$491,940	$529,588	$522,819

The following table sets forth the amounts and maturities of time deposits at December 31, 2009:

			Over Two	Over				Percentage of
		Over One	Years to	Three	Over Four			Total
	One Year	Year to Two	Three	Years to	Years to			Time Deposit
	and nder	Years	Years	Four Years	Five Years	Thereafter	Total	Accounts
				(Dollars in thousands)
Interest Rate:
0.00% - 1.00%	$56,150	$5	$—	$—	$—	$—	$56,155	11.42%
1.01% - 2.00%	182,145	22,475	92	—	—	—	204,712	41.61
2.01% - 3.00%	40,919	47,703	4,552	767	7,471	—	101,412	20.62
3.01% - 4.00%	62,276	4,958	3,679	8,401	3,046	—	82,360	16.74
4.01% - 5.00%	16,238	9,242	10,306	4,435	461	1,577	42,259	8.59
5.01% - 6.00%	2,029	1,533	1,207	249	—	24	5,042	1.02

Total	$359,757	$85,916	$19,836	$13,852	$10,978	$1,601	$491,940	100.00%

The following table sets forth the interest-bearing deposit activities for the years indicated:

	Years Ended December 31,
	2009	2008	2007
		(In thousands)
Beginning balance	$926,395	$851,660	$791,443
Net increase in deposits before interest credited	32,858	49,666	33,136
Interest credited	19,371	25,069	27,081

Net increase in deposits	52,229	74,735	60,217

Ending balance	$978,624	$926,395	$851,660

Borrowed Funds
The Company’s borrowings consist solely of advances from and a line of credit with the FHLBB. At December 31, 2009, we had an available line of credit with the FHLBB in the amount of $10.0 million and access to additional Federal Home Loan Bank advances of up to $146.5 million. Internal policies limit borrowings to 30% of total assets, or $471.3 million at December 31, 2009.
Subsidiary Activities
Rockville Bank is currently the only subsidiary of the Company and is incorporated in Connecticut. Rockville Bank currently has the following subsidiaries all of which are incorporated in Connecticut: SBR Mortgage Company, SBR Investment Corp., Rockville Financial Services, Inc., Rockville Commercial Foreclosed Properties, Inc., Rockville Residential Foreclosed Properties, Inc. and Rockville Bank Mortgage, Inc.
SBR Mortgage Company: Established in December 1998, SBR Mortgage Company operates as Rockville Bank’s “passive investment company” (“PIC”) which exempts it from Connecticut income tax under current law.
SBR Investment Corp.: Established in January 1995, SBR Investment Corp. was established to maintain an ownership interest in Infinex Investments, Inc. (“Infinex”) a third-party, non-affiliated registered broker-dealer. Infinex provides broker-dealer services for a number of banks, to their customers, including the Bank’s customers through Rockville Financial Services, Inc.
Rockville Financial Services, Inc.: Established in May 2002, Rockville Financial Services, Inc. currently offers brokerage and investment advisory services through a contract with Infinex. In addition, Rockville Financial Services, Inc. offers customers a range of non-deposit investment products including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities at all Rockville Bank locations. Rockville

Financial Services, Inc. receives a portion of the commissions generated by Infinex from sales to customers. For the year ended December 31, 2009, Rockville Financial Services, Inc. received fees of $404,000 through its relationship with Infinex.
Rockville Commercial Foreclosed Properties, Inc., Rockville Residential Foreclosed Properties, Inc.: Established in May 2009, Rockville Commercial Foreclosed Properties, Inc. and Rockville Residential Foreclosed Properties, Inc. were established to hold certain real estate acquired through foreclosures.
Rockville Bank Mortgage, Inc: In September 2009, the Company entered into an agreement to purchase the assets of Family Choice Mortgage Company. The transaction closed in January 2010 and now operates under the name of Rockville Bank Mortgage Company, Inc. The acquisition was made to expand the Company’s mortgage origination business.
Charitable Foundations:
Rockville Bank Foundation, Inc. (the “New Foundation”) (formerly known as Rockville Bank Community Foundation, Inc.): Rockville Bank Foundation, Inc., a private charitable foundation, was established in May 2005 in connection with the Company’s minority stock issuance. This foundation, which is not a subsidiary of the Company, provides grants to individuals and not-for-profit organizations within the communities that Rockville Bank serves. In 2005, the Company contributed $3.9 million in stock to the New Foundation in connection with the minority stock issuance. No contributions were made to the New Foundation during 2009. Effective October 3, 2007, Rockville Bank Foundation, Inc., (the “Old Foundation”), with assets of approximately $1.2 million merged into the New Foundation. At December 31, 2009, the New Foundation had assets of approximately $4.1 million, which included Rockville Financial, Inc. stock with a value of $3.4 million at year-end. The New Foundation’s Board of Directors consists of two officers of Rockville Bank, the Chairman of the Board, the Vice Chairman of the Board, and one corporator of Rockville Financial MHC, Inc.
Bank-Owned Life Insurance
The Company owned $10.1 million Bank-Owned Life Insurance (“BOLI”) at December 31, 2009. These policies were purchased in 2003 and 2004 for the purpose of protecting Rockville Bank against the cost/loss due to the death of key employees and to offset Rockville Bank’s future obligations to its employees under various retirement and benefit plans.
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
Bad Debt Reserves: Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Rockville Financial, Inc.’s subsidiary, Rockville Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Rockville Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2009, the subsidiary had no reserves subject to recapture in excess of its base year.

Taxable Distributions and Recapture: Prior to the 1996 Act, bad debt reserves created before January 1, 1988 were subject to recapture into taxable income if Rockville Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2009, our total federal pre-1988 base year reserve was approximately $1.2 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Rockville Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.
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
Net Operating Loss Carryovers: A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2009, Rockville Financial, Inc. had no net operating loss carryforwards for federal income tax purposes.
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
State Taxation
Connecticut State Taxation: Rockville Financial MHC, Inc., Rockville Financial, Inc. and its subsidiaries are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal year ending December 31, 2009) to arrive at Connecticut income tax.
In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Rockville Bank established a passive investment company, SBR Mortgage Company, in December 1998 and eliminated the state income tax expense of Rockville Bank effective December 31, 1998 through December 31, 2009.
The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1998 through December 31, 2009; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could enact legislation to eliminate the passive investment company exemption. If such legislation were enacted, Rockville Financial, Inc. would be subject to state income taxes in Connecticut.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-

based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2009, Rockville Bank was a “well capitalized” institution.
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
Loans to Insiders: Further, Section 22(h) of the FRA restricts an institution with respect to loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the Board of Directors. Further, under Section 22(h), loans to Directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.
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
Insurance of Deposit Accounts
The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits range from 12 basis points for the strongest institution to 50 basis points for the weakest after a uniform increase of 7 basis points effective January 1, 2009. DIF members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.
In October 2008, the FDIC approved the increased insurance limit of $250,000 per regular account and is currently effective through 2013, after which the standard coverage limit will return to $100,000 for all deposit categories except certain retirement accounts which will continue to be insured up to $250,000. Unlimited deposit insurance coverage is available through June 30, 2010, for non-interest-bearing transaction accounts at Rockville Bank, as the Bank is participating in FDIC’s Temporary Liquidity Guarantee Program. Additionally, the FDIC approved a plan for rebuilding the DIF after several bank failures in 2008. The FDIC plan aims to rebuild the DIF within five years; the first assessment increase was a uniform seven basis points effective January 2009. For the years ended December 31, 2009, 2008 and 2007, the total FDIC assessments were $2.2 million, $654,000 and $229,000, respectively. In November 2009, the FDIC issued new regulations requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009 and totaled $5.9 million for the Company. The FDIC has exercised its authority to raise assessment rates for 2009, and may raise insurance premiums in the future. If such action is taken by the FDIC it could have an adverse effect on the earnings of the Company.
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
Federal Reserve System
The FRB regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts. The Company is in compliance with these requirements.
Federal Home Loan Bank System
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”), which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Company, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLBB, the Company was in compliance with this requirement with an investment in FHLBB stock at December 31, 2009 and December 31, 2008. In the past, the Company had received dividends on its Federal Home Loan Bank stock. For the years ended December 31, 2008 and 2007, cash dividends from the Federal Home Loan Bank to the Company amounted to approximately $473,000 and $658,000; respectively. On January 28, 2009, the FHLBB notified its members of its focus on preserving capital in response to the ongoing market volatility. The letter outlined that actions taken by the FHLBB included an excess stock repurchase moratorium, an increased retained earnings target, and suspension of its quarterly dividend payment. As such, there were no dividends received during the year ended December 31, 2009. There can be no assurance that such dividends will be reinstated in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by the Company.
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
Miscellaneous Regulation
Sarbanes-Oxley Act of 2002: The Company is subject to the Sarbanes-Oxley Act of 2002 (the “Act”), which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.
Section 402 of the Act prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Company, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.
The Act also required that the various securities exchanges, including The NASDAQ Global Select Stock Market, prohibit the listing of the stock of an issuer unless that issuer complies with various requirements relating to their committees and the independence of their directors that serve on those committees.
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
On October 3, 2008, President Bush signed into law the EESA, which included the Troubled Asset Relief Program (“TARP”). The legislation was in response to the financial crises affecting the banking system and financial markets. EESA is expected to continue to have a profound effect on the financial services industry. The effect of programs developed under EESA, including the TARP and Capital Purchase Program (“CPP”), could dramatically change the competitive environment of the Company.

The Company is not participating in the CPP, however, the actual impact that EESA and the implementation of its programs, or any other governmental program will continue to have on the financial markets and the Company cannot reliably be determined at this time.
Unprecedented disruption and significantly increased risk in the financial markets.
The banking industry experienced unprecedented turmoil in 2008 and 2009 as some of the world’s major financial institutions collapsed, were seized or were forced into mergers as the credit markets tightened and the economy headed into a recession and has eroded confidence in the world’s financial system. As we have seen in the past year, there have been unintended consequences (i.e. investors are hesitant to invest in the financial sector for fear of losing their investment) from the measures taken by the Government in an effort to stabilize the economy. There can be no assurance that the Company will not be impacted by the current crisis in a way we cannot currently predict or mitigate, but we will continue to navigate this landscape for the long-term benefit of the Company’s stockholders.
Future changes in interest rates may reduce the company’s profits which could have a negative impact on the value of the company’s stock.
The Company’s ability to make a profit largely depends on its net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between: the interest income the Company earns on its interest-earning assets, such as loans and securities; and the interest expense the Company pays on its interest-bearing liabilities, such as deposits and borrowings. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. In addition, as market interest rates rise, the Company will have competitive pressures to increase the rates it pays on deposits, which will result in a decrease of our net interest income.
In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that the Company may not be able to reinvest prepayments at rates that are comparable to the rates it earned on the prepaid loans or securities.
Continued or further declines in the value of certain investment securities could require write-downs, which would reduce our earnings.
The unrealized losses on the investment securities portfolio are due to an increase in credit spreads and liquidity issues in the marketplace. We have concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and we have the intent and ability to hold these investments for a time necessary to recover our cost at stated maturity (at which time, full payment is expected). However, a continued decline in the value of these securities or other factors could result in an other-than-temporary impairment write-down which would reduce our earnings.
If dividends paid on our investment in the Federal Home Loan Bank of Boston continue to be suspended, or if our investment is classified as other-than-temporarily impaired or as permanently impaired, our earnings and/or stockholders’ equity could decrease.
The Company owns common stock of the Federal Home Loan Bank of Boston to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBB’s advance program. There is no market for our FHLBB common stock. The FHLBB also announced that the dividend paid on its common stock has been suspended indefinitely. The continued suspension of the dividend will decrease our income. There can be no assurance that such dividends will be reinstated in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by the Company.

In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLBB, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLBB common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.
The Company is subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices.
The Company originates commercial and industrial loans, commercial real estate loans, consumer loans, and residential mortgage loans primarily within its market area. Commercial and industrial loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial and industrial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have a greater credit risk than residential real estate for the following reasons:
•	Commercial and Industrial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.

•	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

•	Consumer Loans. Consumer loans are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.
Due to the ongoing economic recession, the real estate market and local economy are continuing to deteriorate which has adversely affected the value of the properties securing the loans or revenues from the borrower’s business, thereby increasing the risk of non-performing loans. The decreases in real estate values have adversely affected the value of property used as collateral for the Company’s commercial real estate loans. The continued deterioration in the economy may also have a negative effect on the ability of the Company’s commercial borrowers to make timely repayments of their loans, which could have an adverse impact on the Company’s earnings. In addition, if poor economic conditions continue to result in decreased demand for loans, Company profits may decrease because its alternative investments may earn less income for the Company than loans.
All of these factors could have a material adverse effect on the Company’s financial condition and results of operations. See further discussion on the commercial loan portfolio in “Loans” within “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.
If the Company’s allowance for loan losses is not sufficient to cover actual loan losses, the Company’s earnings could decrease.
The Company makes various assumptions and judgments about the collectability of the Company’s loan portfolio, including the creditworthiness of the Company’s borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the Company’s loans. Recent declines in real estate values may impact the collateral values that secure the Company’s real estate loans. The impact of these declines on the original appraised values of secured collateral is difficult to estimate and may not be reflective of the current market values. In determining the amount of the allowance for loan losses, the Company reviews its loss and delinquency experience on different loan categories and we evaluate existing economic conditions. If Company assumptions are incorrect, the Company’s allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio, resulting in additions to the Company’s allowance which would decrease the Company’s net income. Although the Company is unaware of any specific problems with its loan portfolio that would require any increase in the Company’s allowance at the present time, it may need to be increased further in the future due to the Company’s emphasis on loan growth and on increasing the Company’s portfolio of commercial business and commercial real estate loans.
In addition, bank regulators periodically review the Company’s allowance for loan losses and may require the Company to increase its provision for loan losses or recognize further loan charge-offs,

although the Company is unaware of any reason for them to do so at the present time. Any increase in the allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on the Company’s results of operations and financial condition.
The Company’s stock value may be negatively affected by federal regulations restricting takeovers and the Company’s mutual holding company structure.
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
Persons who purchase the Company’s stock will own a minority of Rockville Financial, Inc.’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.
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
When the Company declares dividends on the Company’s common stock, Rockville Financial MHC, Inc. will be prohibited from waiving the receipt of dividends by current federal reserve board policy.
Rockville Financial, Inc.’s Board of Directors has the authority to declare dividends on the Company’s common stock, subject to statutory and regulatory requirements. When Rockville Financial, Inc. pays dividends to its stockholders, it also is required to pay dividends to Rockville Financial MHC, Inc., unless the Company is permitted by the Federal Reserve Board to waive the receipt of dividends. The Federal Reserve Board’s current position is to not permit a bank holding company to waive dividends declared by its subsidiary. Accordingly, because dividends will be required to be paid to Rockville Financial MHC, Inc., along with all other stockholders, the amount of dividends available for all other stockholders will be less than if Rockville Financial MHC, Inc were permitted to waive the receipt of dividends.

The Company has opened new branches and expect to open additional new branches which nay incur losses during their initial years of operation as they generate new deposit and loan portfolios.
Rockville Bank opened new branch offices in Glastonbury in 2005, in South Glastonbury in 2006, in Enfield and East Windsor in 2007, in Colchester in 2008 and in Manchester and South Windsor in 2009. Rockville Bank intends to continue to examine opportunities to expand. Losses are expected from these new branches for some time as the expenses associated with them are largely fixed and are typically greater than the income earned as the branches build up their customer bases. No assurance can be given as to when, if ever, new branches will become profitable.
Further implementation of the Company’s stock benefit plans will increase company costs, which sill reduce the Company’s income.
As part of the reorganization and stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for eligible employees and authorized the Company to lend the funds to the ESOP to purchase 699,659 or 3.6% of the shares issued in the initial public offering. The ESOP purchased 437,287 shares of common stock through the initial public offering, 203,072 shares were purchased in the open market in 2005 and the final 59,300 shares were purchased in the open market in 2006. The Company’s subsidiary, Rockville Bank, intends to make annual contributions to the ESOP that will be adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP. Annual employee stock ownership plan expenses will be recorded in an amount equal to the fair value of shares of common stock committed to be released to employees. If shares of common stock appreciate in value over time, compensation expense relating to the Employee Stock Ownership Plan will increase.
Stockholders approved establishment of the Rockville Financial, Inc. 2006 Stock Incentive Plan (the “Stock Incentive Plan”) at the Company’s 2006 Annual Meeting on August 22, 2006. The Stock Incentive Plan allows for the granting of up to 1,224,405 shares, or 13.8%, of the number of shares of common stock held by persons other than Rockville Financial MHC, Inc. to (i) fund the Stock Incentive Plan’s recognition and retention plan and (ii) satisfy the exercise of options under its stock option plan. In the event that a portion of these shares used to fund awards under the Stock Incentive Plan is obtained from authorized but un-issued shares or from purchases of shares in the open market, such awards will decrease our net income per share and stockholders’ equity per share. The Company made awards in 2009, 2008, 2007 and 2006 of a portion of the shares allowed under the Stock Incentive Plan, the expenses of which are reflected in the Company’s 2009, 2008, 2007 and 2006 operating results. Additional awards under the Stock Incentive Plan will be funded either through open market purchases, if permitted, or from the sale of treasury stock. Such additional awards will reduce our income in the future.
Strong competition within the Company’s market area may limit the Company’s growth and profitability.
Competition in the banking and financial services industry is intense. In the Company’s market area, the Company competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than the Company has and offer certain services that the Company does not or cannot provide. The Company’s profitability depends upon the Company’s continued ability to successfully compete in its market area. The greater resources and deposit and loan products offered by the Company’s competitors may limit the Company’s ability to increase its interest- earning assets.
Because the Company intends to continue to increase the Company’s commercial real estate and commercial business loan originations, the Company lending risk will increase, and downturns in the real estate market or local economy could adversely affect the Company’s earnings.
Commercial real estate and commercial business loans generally have more risk than residential mortgage loans. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business thereby increasing the risk of non-performing loans. As the Company’s commercial real estate and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.
The trading volume in the Company’s stock is less than in larger publicly traded companies which can cause price volatility, hinder your ability to sell the Company’s common stock and may lower the market price of the stock.
Rockville Financial, Inc. began trading shares of common stock on the NASDAQ Global Select Stock Market under the symbol “RCKB” on May 23, 2005. The trading history of the Company’s common stock has been characterized by relatively low trading volume. The value of a stockholder’s investment may be subject to sudden decreases due to the volatility of the price of our common stock which trades on the NASDAQ Global Select Stock Market. The trading volume experienced since trading began in 2005 has been significantly less than that typically experienced by larger publicly traded companies. Persons purchasing shares may not be able to sell their shares when they desire if a liquid trading market does not continue or sell them at a price equal to or above their initial purchase price. This limited trading market for our common stock may reduce the market value of the common stock and make it difficult to buy or sell our shares on short notice.
The Company operates in a highly regulated environment and the Company may be adversely affected by changes in laws and regulations.
The Company is subject to extensive regulation, supervision and examination by the Connecticut Banking Commissioner, as our chartering authority, by the Federal Deposit Insurance Corporation, as insurer of deposits, and by the Federal Reserve Board as regulator of the Company’s two holding companies. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on the Company’s operations.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At December 31, 2009 the Company’s banking subsidiary, Rockville Bank, operated through its main office at 25 Park Street, Rockville, Connecticut, 20 banking offices, a special-need limited services branch and our automated teller machines (“ATM”), including thirteen stand-alone ATM facilities. The special-need limited services banking office opened in September 2009. Of the 22 banking offices, 7 are owned and 15 are leased. Lease expiration dates of our branches range from 7 months to 18 years with renewal options of one to twenty years. The Company continues to make lease payments for one stand-alone ATM closed in January 2010, the lease for which expires in March 2011. The Company sub-leases part of two of its locations to third parties.
The locations of the Company’s banking offices are as follows:

Office Locations:	Number of Offices:
Hartford County, Connecticut	13
New London County, Connecticut	1
Tolland County, Connecticut	8

Total	22
For additional information regarding the Company’s premises and equipment and lease obligations, see Notes 10 and 16 to the Consolidated Financial Statements,
Item 3. Legal Proceedings
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
Item 4. Removed and Reserved

Part II
Item 5. Market For The Registrant’s Common Equity and Related Stockholder Matters
The Company’s Common Stock has traded on the NASDAQ Global Select Stock Market under the symbol “RCKB” since the Company’s initial public offering closed on May 20, 2005 and the Common Stock began trading on May 23, 2005. The initial offering price was $10.00 per share. The following table sets forth the high and low prices (such prices reflect interdealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions) of the Common Stock for 2009 and 2008, as reported by NASDAQ Global Select Stock Market.

Common Stock (per share)
	Market Price
			Dividends
	High	Low	Declared
2009:
First Quarter	$14.46	$6.17	$0.05
Second Quarter	12.50	8.44	0.05
Third Quarter	14.79	9.88	0.05
Fourth Quarter	11.68	9.68	0.05

2008:
First Quarter	$13.98	$9.75	$0.05
Second Quarter	14.50	12.51	0.05
Third Quarter	17.00	12.00	0.05
Fourth Quarter	15.50	8.80	0.05
On March 8, 2010, the high and low prices of the Common Stock were $12.07 and $11.41, respectively. As of December 31, 2009, there were 19,554,774 shares of our common stock outstanding. The Company had 3,943 holders of record as of December 31, 2009, including Rockville Financial MHC, Inc., which held 10,689,250 shares, Rockville Bank Foundation, Inc. which held 322,200 shares and the Rockville Bank Employee Stock Ownership Plan, which held 685,250 shares. The above amount does not reflect the number of persons or entities who hold their stock in nominee or “street” name.
    Repurchase of Equity Securities During 2009:
No shares were purchased by us during the three months ending December 31, 2009 of equity securities that are registered by us pursuant to Section 12 of the Securities Act. Effective January 2008, the Company adopted a plan to repurchase up to 978,400 of our outstanding shares of common stock on the open market. At December 31, 2009, there were 674,718 shares available to be purchased under this program.

(1) Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes certain information about the equity compensation plans of the Company as of December 31, 2009:

Number Of Securities
Remaining Available
	Number Of		For Future Issuance
	Securities To Be	Weighted-Average	Under Equity
	Issued Upon	Exercise Price Of	Compensation Plans
	Exercise Of	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected In Column
	And Rights	And Rights	(A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	445,875	$13.18	416,700
Equity compensation plans not approved by security holders	—	—	—

Total	445,875	$13.18	416,700

Dividends:
The Company started paying dividends in 2006. The Company paid dividends of $0.20 per share to its stockholders in 2009. Declarations of dividends by the Board of Directors, if any, will depend upon a number of factors, including investment opportunities available to the Company, capital requirements, regulatory limitations, the Company’s financial condition and results of operations, tax considerations and general economic conditions. No assurances can be given, however, that dividends will continue to be paid.
Performance Graph:
The following graph compares the cumulative total return on the common stock for the period beginning May 23, 2005, the date on which Rockville Financial, Inc. common stock began trading, as reported by the NASDAQ Global Select Stock Market through December 31, 2009, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the Keefe, Bruyette & Woods, Inc. 50 Index (“KBW50”) for that period. The KBW50 is a market-capitalization-weighted bank-stock index used by investors to assess performance and by banking companies to compare their own total return performance against an industry peer group. The index is composed of the nation’s top banking companies and was introduced in 1993. It includes all money-center and most regional banks and is designed to be representative of the price performance of the nation’s banks.
This graph assumes the investment of $100 on May 23, 2005 in our common stock (at the initial public offering price of $10.00 per share), the S&P 500 Index and the KBW50 and assumes that dividends are reinvested.

S&P 500	5/23/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Price Index	1193.86	1248.29	1418.30	1468.36	903.25	1115.1
Capital Appreciation		1.59%	6.17%	-3.82%	-22.56%	5.49%
Unannualized Dividend Yield		0.49%	0.51%	0.50%	0.61%	0.54%
Total Quarterly Return		2.08%	6.69%	-3.33%	-21.94%	6.02%
	100.0	105.7	122.4	129.1	81.4	102.9

KBW50	5/23/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Price Index	649.85	664.01	768.90	569.06	297.06	388.81
Capital Appreciation		7.93%	6.35%	-18.79%	-37.89%	4%
Unannualized Dividend Yield		0.83%	0.84%	1.12%	0.62%	0.45%
Total Quarterly Return		8.76%	7.19%	-17.67%	-37.27%	4.94%
	100.0	104.0	124.2	95.6	52.1	69.4

RCKB	5/23/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Price Index	10.48	13.05	17.85	12.20	13.97	10.50
Capital Appreciation		-2.17%	23.19%	-14.45%	-11.30%	-2%
Unannualized Dividend Yield		—	0.28%	0.28%	0.32%	0.47%
Total Quarterly Return		-2.17%	23.46%	-14.17%	-10.98%	-1.86%
	100.0	124.5	171.2	118.3	137.5	105.3

*	Note for the S&P 500 Index and KBW 50 Index, the 6/30/2005 Unannualized Dividend Yield is adjusted to reflect that the stock holding period was not for the duration of the entire quarter. Unannualized Dividend Yield for the indices is adjusted to reflect the 5/23/2005-6/30/2005 holding period.

Item 6. Selected Financial Data
Selected financial data for each of the years in the five-year period ended December 31, 2009 are set forth below. The consolidated financial statements and notes thereto as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009 are included elsewhere in this Form 10-K.
On May 20, 2005 the Company completed its reorganization from a state-chartered mutual holding company to a state-chartered mid-tier mutual stock holding company. As such, the 2005 Selected Financial Data includes the effect of the reorganization and minority stock issuance.

	At December 31,
	2009	2008	2007	2006	2005
			(In thousands)
Selected Financial Condition Data:

Total assets	$1,571,134	$1,533,073	$1,327,012	$1,232,836	$1,056,169
Available for sale securities	102,751	141,250	136,372	132,467	129,049
Held to maturity securities	19,074	24,138	—	—	—
Federal Home Loan Bank stock	17,007	17,007	11,168	9,836	8,498
Loans receivable, net	1,361,019	1,291,791	1,116,327	1,033,355	859,700
Cash and cash equivalents	19,307	14,901	23,998	22,381	23,611
Deposits	1,129,108	1,042,508	951,038	884,511	761,396
Mortgagors’ and investors’ escrow accounts	6,385	6,077	5,568	5,320	4,794
Advances from the Federal Home Loan Bank	263,802	322,882	201,741	178,110	130,867
Total stockholders’ equity	157,428	145,777	156,373	155,064	150,905	(1)
Allowance for loan losses	12,539	12,553	10,620	9,827	8,675
Non-performing loans(2)	12,046	10,435	1,569	1,493	7,177	(3)

(1)	The Company received proceeds of $83.6 million for the sale of 8,357,050 shares of its common stock, representing 43% of the outstanding common shares at $10.00 per share to eligible account holders and employee benefit plans of the Bank pursuant to subscription rights as set forth in the Plan. Reorganization costs of $2.3 million were incurred in conducting the offering and were recorded as a reduction of the proceeds from the shares sold in the reorganization.

(2)	Non-performing loans include loans for which the Bank does not accrue interest (non-accrual loans), loans 90 days past due and still accruing interest, renegotiated loans and loans that have gone through troubled debt restructurings.

(3)	Balance includes a $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005 which was repaid in full in January 2006.

	Years Ended December 31,
	2009	2008	2007	2006	2005
		(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest and dividend income	$76,062	$77,545	$73,877	$63,952	$48,600
Interest expense	29,775	34,946	35,577	27,649	16,514

Net interest income	46,287	42,599	38,300	36,303	32,086
Provision for loan losses	1,961	2,393	749	1,681	2,700

Net interest income after provision for loan losses	44,326	40,206	37,551	34,622	29,386

Non-interest income (loss)	6,972	(8,987)	5,194	4,625	4,076
Non-interest expense	36,631	33,762	30,301	29,025	24,616
Contribution to Rockville Bank foundations	—	—	—	—	3,887

Income (loss) before income taxes	14,667	(2,543)	12,444	10,222	4,959
Income tax expense (benefit)	4,935	(956)	4,116	3,368	1,533

Net income (loss)	$9,732	$(1,587)	$8,328	$6,854	$3,426

	For the year ended December 31,
					For the period
					May 20, 2005 to
					December
	2009	2008	2007	2006	31, 2005
Net income (loss) (1)	$9,732	$(1,587)	$8,328	$6,854	$1,669

Earnings per share (1)
Basic	$0.53	$(0.09)	$0.44	$0.36	$0.09

Diluted	$0.53	$(0.09)	$0.44	$0.36	$0.09

Dividends per share	$0.20	$0.20	$0.16	$0.08	$—

(1)	The earnings for the period prior to the mutual holding company reorganization which was completed on May 20, 2005, were excluded when calculating the earnings per share since shares of common stock were not issued until May 20, 2005.

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.63%	(0.11)%	0.65%	0.59%	0.36%
Return on average equity	6.44	(1.03)	5.32	4.42	2.88
Interest rate spread (1)	2.73	2.63	2.52	2.75	3.10
Net interest margin (2)	3.10	3.09	3.13	3.30	3.49
Non-interest expense to average assets	2.36	2.35	2.37	2.52	2.95
Efficiency ratio (3)	68.78	100.45	69.67	70.92	78.82
Efficiency ratio, excluding Foundation contributions	68.78	100.45	69.67	70.92	68.07
Average interest-earning assets to average interest-bearing liabilities	118.55	118.50	120.77	122.01	121.51
Dividend payout ratio	0.38	—	0.36	0.22	—

Capital Ratios:
Capital to total assets at end of year	10.02	9.51	11.78	12.58	14.29
Average capital to average assets	9.74	10.76	12.27	13.47	12.35
Total capital to risk-weighted assets	14.07	14.16	16.60	18.00	20.44
Tier I capital to risk-weighted assets	12.98	12.88	15.49	16.87	19.26
Tier I capital to total average assets	10.15	10.43	11.74	12.75	14.34

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.91	0.96	0.94	0.94	1.00
Allowance for loan losses as a percent of non-performing loans	104.09	120.30	676.86	658.20	120.87	(4)
Net charge-offs to average outstanding loans during the period	0.16	0.04	0.00	0.05	0.05
Non-performing loans as a percent of total loans	0.88	0.80	0.14	0.14	0.83
Non-performing loans as a percent of total assets	0.77	0.68	0.12	0.12	0.68

Other Data:
Number of full service offices	18	17	16	14	13
Number of limited service offices	4	4	4	4	4

(1)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted- average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)	The ratio at December 31, 2005 is 380.48 when excluding the $4.9 million fully guaranteed United States Department of Agriculture loan that was past due 90 days and still accruing as of December 31, 2005, which was repaid in full in January, 2006.

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
The Company’s accounting policies are disclosed in Note 2 to the accompanying Consolidated Financial Statements. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Given the Company strategy and asset/liability structure, the more critical accounting policies, which involve the most complex subjective decisions or assessments, relate to allowance for loan losses, other-than-temporary impairment of investment securities, the valuation of deferred tax assets, pension and other post-retirement benefits and stock-based compensation.
See Item 1. Business for further discussion regarding the allowance for loan losses and other-than-temporary impairment of investment securities.
Net Interest Income Analysis: Average Balance Sheets, Interest and Yields/Costs: The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs and premiums that are amortized to interest income or expense.

			For the Years Ended December 31,
	2009			2008			2007
		Interest	Yield/		Interest and	Yield/	Average	Interest	Yield/
	Average Balance	and Dividends	Cost	Average Balance	Dividends	Cost	Balance	and Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$1,333,770	$69,517	5.21%	$1,193,416	$68,458	5.74%	$1,076,674	$66,995	6.22%
Total investment securities	140,494	6,544	4.66	168,913	8,580	5.08	135,059	6,122	4.53
Federal Home Loan Bank stock	17,007	—	0.00	13,812	473	3.42	10,248	658	6.42
Other earning assets	931	1	0.11	2,376	34	1.43	2,443	102	4.18

Total interest-earning assets	1,492,202	76,062	5.10	1,378,517	77,545	5.63	1,224,424	73,877	6.03

Non-interest-earning assets	59,606			57,255			52,460

Total assets	$1,551,808			$1,435,772			$1,276,884

Interest-bearing liabilities:
NOW and money market accounts	$312,439	2,494	0.80	$249,038	4,728	1.90	$191,192	3,323	1.74
Savings accounts (1)	136,981	607	0.44	128,467	824	0.64	130,734	835	0.64
Time deposits	524,041	16,270	3.10	514,222	19,517	3.80	508,672	22,923	4.51

Total interest-bearing deposits	973,461	19,371	1.99	891,727	25,069	2.81	830,598	27,081	3.26

Advances from the Federal Home Loan Bank	285,258	10,404	3.65	271,545	9,877	3.64	183,219	8,496	4.64

Total interest-bearing liabilities	1,258,719	29,775	2.37%	1,163,272	34,946	3.00%	1,013,817	35,577	3.51%

Non-interest-bearing liabilities	142,017			117,983			106,398

Total liabilities	1,400,736			1,281,255			1,120,215
Stockholders’ equity	151,072			154,517			156,669

Total liabilities and stockholders’ equity	$1,551,808			$1,435,772			$1,276,884

Net interest income		$46,287			$42,599			$38,300

Net interest rate spread (2)			2.73%			2.63%			2.52%
Net interest-earning assets (3)	$233,483			$215,245			$210,607

Net interest margin (4)			3.10%			3.09%			3.13%

Average interest-earning assets to average interest-bearing liabilities			118.55%			118.50%			120.77%

(1)	Includes mortgagors’ and investors’ escrow accounts

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.
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

	Year Ended			Year Ended
	December 31, 2009			December 31, 2008
	Compared to			Compared to
	December 31, 2008			December 31, 2007
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
			(In thousands)
Interest and dividend income:
Loans receivable	$7,637	$(6,578)	$1,059	$5,235	$(3,772)	$1,463
Securities interest, dividends & income from other assets	(1,210)	(1,332)	(2,542)	1,817	388	2,205

Total earning assets	6,427	(7,910)	(1,483)	7,052	(3,384)	3,668

Interest expense:
NOW and money market accounts	991	(3,225)	(2,234)	1,076	329	1,405
Savings accounts	52	(269)	(217)	(15)	4	(11)
Time deposits	367	(3,614)	(3,247)	253	(3,659)	(3,406)

Total interest-bearing deposits	1,410	(7,108)	(5,698)	1,314	(3,326)	(2,012)
FHLBB Advances	500	27	527	2,498	(1,117)	1,381

Total interest-bearing liabilities	1,910	(7,081)	(5,171)	3,812	(4,443)	(631)

Change in net interest income	$4,517	$(829)	$3,688	$3,240	$1,059	$4,299

Comparison of Operating Results for the Year Ended December 31, 2009 to the Year Ended December 31, 2008
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage servicing income, bank-owned life insurance income, safe deposit box rental fees, brokerage fees, gains and losses on investment securities, insurance commissions and other miscellaneous fees. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy, equipment, and other non-interest expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the years ended December 31, 2009 and 2008.
Income Statement Summary

	Years Ended
	December 31,
	2009	2008	$ Change
		(In thousands)
Net interest income	$46,287	$42,599	$3,688
Provision for loan losses	1,961	2,393	(432)
Non-interest income (loss)	6,972	(8,987)	15,959
Non-interest expense	36,631	33,762	2,869

Income (loss) before income taxes	14,667	(2,543)	17,210
Income tax provision (benefit)	4,935	(956)	5,891

Net income (loss)	$9,732	$(1,587)	$11,319

Earnings Summary
The Company had net income of $9.7 million for the year ended December 31, 2009 compared to a net loss of $1.6 million for 2008. When comparing 2009 to 2008, net interest income increased $3.7 million, or 8.7%, the provision for loan losses decreased by $432,000 or 18.1%, and non-interest income increased $16.0 million. Non-interest expense increased by $2.9 million, or 8.5%. In 2009, the Company earned $0.53 per share on both a basic and diluted earnings per share basis. In 2008, the Company lost $0.09 per share on both a basic and diluted earnings per share basis.
Income before taxes increased $17.2 million to $14.7 million for the year ending December 31, 2009 from a loss before taxes of $2.5 million for the same period in the prior year. Losses from other-than-temporary impairment of securities were $362,000 for the year ended December 31, 2009 compared to $14.9 million for the year ended December 31, 2008, and were the primary change in non-interest income (loss) between both periods. Expenses relating to the issuance of restricted stock and stock options decreased $905,000 to $838,000 for the year ended December 31, 2009 when compared to $1.7 million for the year ended December 31, 2008. The decrease in restricted stock expense from the prior year reflects the fact that a significant portion of the expense related to the 2008 stock grant that vests over a four year period was accelerated for retirement-eligible officers who had constructively earned the award granted.
The increase in net interest income was primarily due to an $18.2 million, or 8.7%, increase in average net interest-earning assets and a one basis point increase in the net interest margin. The $432,000 decrease in the provision for loan losses from the prior year is attributable to a decrease in the provision deemed necessary as a result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio.
At December 31, 2008, the Company had established an allowance for loan losses of $12.6 million that was disbursed between an allocated $11.9 million to cover embedded risk in the homogenous pool evaluation, a $473 thousand allocation to $10.1 million portfolio component that was segregated for specific impairment analysis and a $212 thousand allocation for imprecision. During 2009, the impaired loans increased from $10.4 million at December 31, 2008 to a high of $15.4 million at September 30, 2009 with the related impairment reserve rising from $473 thousand to $1.1 million, respectively. Collateral values were reassessed under current market conditions and the specific impairment allocation in relation to the total principal balance of loans tested rose from 4.70% at December 31, 2008 to 7.20% at September 30, 2009. During this same period, the allocated reserve for the performing pools fell slightly from $11.9 million at December 31, 2008 to $11.4 million or from a 92 basis point allocation to an 85 basis point allocation as some embedded risk was more specifically identified in the rising level of non-performing loans.
In the last quarter of 2009 charge-offs in excess of $700,000 were recognized on loans specifically tested for impairment at September 30, 2009. This reduction in conjunction with transfer of a large sub-division loan into other real estate owned during the quarter significantly reduced the impaired loan total from $15.4 million at September 30, 2009 to $12.0 million at December 31, 2009 and resulted in a lower specific reserve of $381,000 at year-end.
At December 31, 2009, allowance for loan losses totaled $12.5 million or 91 basis points of gross loans as compared with 96 basis points at the prior year end. The majority of this decrease is attributable to the homogeneous pool allocation that fell from 92 basis points at December 31, 2008 to 88 basis points at December 31, 2009 as the level of embedded risk migrated to specific non-performance and the subsequent recognition of loss by the Company. Management reviewed the factors affecting the homogenous pool allocations and believes that the allocations accurately reflect loss exposure based on current portfolio performance and market conditions.
The $16.0 million increase in non-interest income is due to a $14.5 million decrease in the other-than-temporary impairment of securities, a $555,000 increase in gains on sales of securities and a $782,000 increase in gains sales of loans. The program to sell fixed rate residential mortgages in the secondary market began in 2009 driven by historically low mortgage interest rates.
The $2.9 million increase in non-interest expense is primarily due to an increase of $1.6 million in FDIC assessments for 2009, an increase of $1.4 million in salaries and employee benefits, and a $277,000 increase in occupancy costs. Expense reductions in professional fees and marketing expenses of $353,000 and $159,000, respectively, were realized.
Net Interest Income: Net interest income before the provision for loan loss increased 8.7% to $46.3 million for the year ended December 31, 2009, compared to $42.6 million for the year ended December 31, 2008. The increase is primarily due to an $18.2 million, or 8.5% increase in average net interest-earning assets and a 1 basis point increase in the net interest margin to 3.10% for the year ended December 31, 2009 from 3.09% for the year ended December 31, 2008. Average net interest-earning assets increased to $233.5 million for the year ended December 31, 2009 from $215.2 million for the prior year.
Interest and Dividend Income: Interest and dividend income decreased 1.9% to $76.1 million for the year ended December 31, 2009 from $77.5 million for the year ended December 31, 2008. Interest income on loans receivable increased by 1.5% to $69.5 million for the year ended December 31, 2009 from $68.5 million for the year ended December 31, 2008 primarily due to an 11.8% increase in average loans receivable which was offset by a 53 basis point decline in the average yield. The average loan yield for the year ended December 31, 2009 decreased to 5.21% from 5.74% compared to the same period in the prior year. The prime rate used as an index to re-price various commercial and home equity adjustable rate loans was 3.25%, unchanged from December 31, 2008. Interest and dividend income on securities decreased to $6.5 million for the year ended, December 31, 2009 from $8.6 million for the year ended December 31, 2008 attributable to both a $28.4 million decrease in average securities and a 42 basis point decrease in the average yield on securities for the year ended December 31, 2009 compared to the year ended December 31, 2008.
Interest Expense: Interest expense for the year ended December 31, 2009 decreased 14.8% to $29.8 million from $34.9 million for the year ended December 31, 2008. The decrease in interest expense for the year ended December 31, 2009 compared to the same period in the prior year was attributable to a decline in the weighted-average rate paid due to a falling rate environment offset by an increase in average outstandings . For the year ended December 31, 2009, average interest-bearing liabilities rose 8.2% to $1.3 billion from $1.2 billion for the year ended December 31, 2008. The average rate paid on interest-bearing liabilities for the year ended December 31, 2009 decreased 63 basis points to 2.37% from 3.00% for the year ended December 31, 2008. For the year ended December 31, 2009, average core deposits increased to $564.2 million from $474.4 million for the year ended December 31, 2008.
Provision for Loan Losses: Management recorded a provision of $2.0 million for the year ended December 31, 2009, a decrease of $432,000 compared to the year ended December 31, 2008 as a result of an evaluation of the loan portfolio and estimated allowance requirements. A significant portion of the decline was due to a decrease in the level of growth during the year. In 2008, total loans increased $178 million while in 2009, total loans increased $70 million. At December 31, 2009, the allowance for loan losses totaled $12.5 million, or 104.1% of non-performing loans and 0.91% of total loans, compared to $12.6 million at December 31, 2008, or 120.3% of non-performing loans and 0.96% of total loans. The Company experienced net loan charge-offs of $2.0 million in 2009 compared with net charge-offs of $460,000 in 2008. The increase in loan charge-offs is primarily attributable to 2 borrowers and the recognition of collateral impairment on 2 sub-division projects during 2009.
Non-interest Income (Loss): Sources of non-interest income primarily include banking service charges on deposit accounts, Infinex brokerage and insurance fees, bank-owned life insurance and mortgage servicing income. Other-than-temporary impairment of securities are also included in non-interest income (loss).
Non-interest income (loss) was $7.0 million for the year ended December 31, 2009, and included other-than-temporary impairment charges of totaling $362,000 compared to $14.9 million of other-than-temporary impairment charges during the year ended December 31, 2008. Other-than-temporary impairment charges in 2009 were comprised of $297,000 related to five common stocks and $65,000 related to one mutual fund.
Service charges and fees increased $90,000 which is primarily comprised of an increase of $294,000 in ATM fees due to increased volume in debit card transactions and a $64,000 increase in safe deposit fees. Service charge fee reductions were recorded in Infinex brokerage and insurance fees of $163,000, overdraft fees of $70,000 and $33,000 in reverse mortgage commissions and fees.

Non-interest Expense: Non-interest expense increased by $2.9 million, or 8.5%, to $36.6 million for the year ended December 31, 2009 from $33.8 million for the year ended December 31, 2008.
The following table summarizes non-interest expense for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008	$ Change	% Change
		(Dollars in thousands)
Salaries and employee benefits	$18,571	$17,150	$1,421	8.3%
Service bureau fees	3,872	3,808	64	1.7
Occupancy and equipment	4,380	4,103	277	6.8
Professional fees	1,131	1,484	(353)	(23.8)
Marketing and promotions	1,156	1,315	(159)	(12.1)
FDIC assessments	2,222	654	1,568	239.8
Other (1)	5,299	5,248	51	1.0

Total non-interest expense	$36,631	$33,762	$2,869	8.5%

(1)	Includes Directors fees and expenses for the years ended December 31, 2009 and 2008 of $769,000 and $829,000, respectively.
The $1.4 million increase in salary and employee benefits includes a $1.2 million increase in pension expense, a $443,000 increase in bonuses, offset by an $821,000 decrease in restricted stock compensation expense. The increase in pension costs was the result of higher net periodic benefit costs in 2009 than in 2008 as calculated by the Company’s benefit consultant and actuary firm. Bonuses increased in 2009 over 2008 as a result of the Company’s loss incurred in 2008 which reduced the payout in 2008.
The $821,000 decrease in restricted stock expense from the prior year reflects the fact that a significant portion of the expense related to the 2008 stock grant that vests over a four year period was accelerated for retirement-eligible officers in 2008 who had constructively earned the award granted.
Occupancy and equipment expense increased $277,000, or 6.8%, over the prior year due to increases in rent expense, utilities, property taxes, and depreciation expense on our buildings and furniture and equipment attributable to the June 2008 opening of the new Colchester Branch and January 2009 opening of the Manchester Branch.
FDIC assessments expense increased $1.6 million, or 239.8%, in 2009 from 2008 caused by a special one-time assessment of $700,000, increased assessments resulting from a greater level of deposits and higher FDIC assessment rates in 2009.

Other non-interest expense increased $51,000, or 1.0%, in 2009 over the prior year. Significant components of other non-interest expense are as follows:

	Years Ended
	December 31,
	2009	2008	$ Change	% Change
		(Dollars in thousands)
Directors fees and expenses	$769	$829	$(60)	(7.2)%
Collections	463	29	434	1,518.9
Off-balance sheet provision	(47)	230	(277)	(120.4)
Telephone	174	202	(28)	(13.9)
Postage	395	383	12	3.1
Courier	331	344	(13)	(3.8)
Dues and subscriptions	215	228	(13)	(5.7)
Service charges	188	183	5	2.7
Printing and forms	328	431	(103)	(23.9)
Other	2,483	2,389	94	3.9

Total other non-interest expense	$5,299	$5,248	$51	1.0%

Collection expense was $463,000 in 2009 compared to $29,000 in 2008, an increase of $434,000 due to legal and other third party costs associated with 5 commercial loans prior to foreclosure. Off-balance sheet provision declined $277,000 compared to 2008 due to a reduction of off-balance sheet unfunded commitments for 2009 compared to the total unfunded commitments for 2008. Other expense was $2.5 million in 2009 compared to $2.4 million in 2008, an increase of $94,000, or 3.9%. The increase in 2009 included $60,000 of additional appraisal and credit report expense, $69,000 of OREO expense which there was none in 2008, and $46,000 of additional mortgage loan servicing expense. These increases were partially offset by expense reductions in travel expense of $60,000.
Income Tax Expense: Due to net income of $9.7 million in 2009, the Company had income tax expense of $4.9 million compared to an income tax benefit of $956,000 in 2008. The effective tax rate was 33.6% and 37.6% for the years ended December 31, 2009 and 2008, respectively. The effective tax rate differed from the statutory rate of 34% for the years ended December 31, 2009 and 2008 primarily due to the preferential tax treatment of the corporate dividends received and non-taxable earnings on bank-owned life insurance and municipal investments.
Comparison of Operating Results for the Year Ended December 31, 2008 to the Year Ended December 31, 2007
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage servicing income, bank-owned life insurance income, safe deposit box rental fees, brokerage fees, gains and losses on investment securities, insurance commissions and other miscellaneous fees. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy, equipment, and other non-interest expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the years ended December 31, 2008 and 2007.

Income Statement Summary

	Years Ended
	December 31,
	2008	2007	$ Change	% Change
		(Dollars in thousands)
Net interest income	$42,599	$38,300	$4,299	11.2%
Provision for loan losses	2,393	749	1,644	219.5
Non-interest (loss) income	(8,987)	5,194	(14,181)	(273.0)
Non-interest expense	33,762	30,301	3,461	11.4

(Loss) income before income taxes	(2,543)	12,444	(14,987)	(120.4)
(Benefit) provision for income taxes	(956)	4,116	(5,072)	(123.2)

Net (loss) income	$(1,587)	$8,328	$(9,915)	(119.1)

General: The Company experienced a net loss of $1.6 million for the year ended December 31, 2008 compared to net income of $8.3 million for 2007. When comparing 2008 to 2007, net interest income increased $4.3 million, or 11.2%, the provision for loan losses increased by $1.6 million or 219.5%, and non-interest income decreased $14.2 million, or 273.0%. Other non-interest expense increased by $3.5 million, or 11.4%. In 2008, the Company lost $0.09 per share on both a basic and diluted earnings per share basis. In 2007, basic and diluted earnings per share were $0.44.
Income before taxes decreased $15.0 million, or 120.4%, to a loss of $2.5 million for the year ending December 31, 2008 from income before taxes of $12.4 million for the same period in the prior year. When excluding from both periods losses from other-than-temporary impairment of securities and expenses relating to the issuance of restricted stock and stock options, income before taxes would have increased $2.7 million, or 9.1% for the year ending December 31, 2008 when compared to the same period in the prior year. Losses from other-than-temporary impairment of securities were $14.9 million for the year ended December 31, 2008 compared to $233,000 for the year ended December 31, 2007, and were the primary change in non-interest (loss) income between both periods. Expenses relating to the issuance of restricted stock and stock options increased $791,000 to $1.7 million for the year ended December 31, 2008 when compared to $952,000 for the year ended December 31, 2007.
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
The $14.2 million decrease in non-interest income is due to a $14.6 million increase in the other-than-temporary impairment of securities, a $127,000 reduction in gains on sales of securities partially offset by an increase of $594,000 in service charges and fee income. The increase in service charges and fees is primarily comprised of a $311,000 increase in insufficient funds charges as a result of the growth in demand deposit accounts an increase of $205,000 in ATM fees due to increased volume in debit card transactions and additions made to our ATM network, and an increase in Infinex brokerage fees of $95,000.
The $3.5 million increase in non-interest expense is primarily due to an increase of $1.1 million in salaries and employee benefits, a $509,000 increase in occupancy costs and a $437,000 increase in insurance and FDIC assessments. Also contributing to the rise in non-interest expense was a $253,000 increase in off balance sheet provision for credit loss, a $447,000 increase in service bureau fees, and a $184,000 increase in marketing costs.
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
Provision for Loan Losses: Management recorded a provision of $2.4 million for the year ended December 31, 2008, an increase of $1.6 million compared to the year ended December 31, 2007 as a result of an evaluation of the loan portfolio and estimated allowance requirements. At December 31, 2008, the allowance for loan losses totaled $12.6 million, or 120.3% of non-performing loans and 0.96% of total loans, compared to $10.6 million at December 31, 2007, or 676.9% of non-performing loans and 0.94% of total loans. The Company experienced net loan charge-offs of $460,000 in 2008 compared with net recoveries of $44,000 in 2007. The increase in loan charge-offs is attributable to the decline in our current economic environment.
Non-interest Income: Sources of non-interest income primarily include banking service charges on deposit accounts, Infinex brokerage and insurance fees, bank-owned life insurance and mortgage servicing income. Other-than-temporary impairment of securities are also included in non-interest income.
Non-interest loss was $9.0 million for the year ended December 31, 2008, and included other than temporary impairment of securities totaling $14.9 million compared to $5.2 million non-interest income earned during the year ended December 31, 2007. Other-than-temporary impairment charges included $11.6 million related to preferred stock of Freddie Mac and Fannie Mae, $1.1 million related to a AAA rated pooled trust preferred security, $1.1 million related to eleven common stocks, $587,000 related to one mutual fund and $493,000 related to one AAA rated corporate debt security.
Service charges and fees increased $594,000 which is primarily comprised of an increase of $205,000 in ATM fees due to increased volume in debit card transactions and additions made to our ATM network, a $311,000 increase in insufficient funds charges as a result of the growth in demand deposit accounts and a $95,000 increase in Infinex brokerage fees.
Non-interest Expense: Non-interest expense increased by $3.5 million, or 11.4%, to $33.8 million for the year ended December 31, 2008 from $30.3 million for the year ended December 31, 2007.
The following table summarizes non-interest expense for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007	$ Change	% Change
		(Dollars in thousands)
Salaries and employee benefits	$17,150	$16,082	$1,068	6.6%
Service bureau fees	3,808	3,361	447	13.3
Occupancy and equipment	4,103	3,594	509	14.2
Professional fees	1,484	1,550	(66)	(4.3)
Marketing and promotions	1,315	1,131	184	16.3
Insurance and FDIC assessments	798	361	437	121.1
Other (1)	5,104	4,222	882	20.9

Total non-interest expense	$33,762	$30,301	$3,461	11.4%

(1)	Includes Directors fees and expenses for the years ended December 31, 2008 and 2007 of $829,000 and $755,000, respectively.
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
The $984,000 increase in restricted stock expense from the prior year reflects the fact that a significant portion of the expense related to the 2008 stock grant that vests over a four year period was accelerated for retirement-eligible officers who had constructively earned the award granted. The decrease of $239,000 in stock option compensation expense when compared to the prior year is primarily due to the immediate recognition of $110,000 of unrecognized stock option compensation expense as a result of a tender offer consummated in 2007 to purchase 43,100 of options issued in the prior year to non-executive officers and $232,000 in expense recorded for a new stock option grant made to executive officers during 2007, as compared to $174,000 of expense recorded for a new stock grant made to executive officers in 2008 and $99,000 in stock option expense for the 2007 and 2006 grants. Stock compensation expense is discussed in detail in Note 14 in the Stock Based Compensation footnote in the financial statements.
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
Other expense increased $882,000, or 20.9%, in 2008 over the prior year. Significant components of other non-interest expense are as follows:

	Years Ended December 31,
	2008	2007	$ Change	% Change
		(Dollars in thousands)
Directors fees and expenses	$829	$755	$74	9.8%
Telephone	202	217	(15)	(6.9)
Postage	383	369	14	3.8
Courier	344	302	42	13.9
Dues and subscriptions	228	235	(7)	(3.0)
Service charges	183	128	55	43.0
Printing and forms	431	392	39	9.9
Other	2,504	1,824	680	37.3

Total other non-interest expense	$5,104	$4,222	$882	20.9%

Other expense was $2.5 million in 2008 compared to $1.8 million in 2007, an increase of $680,000, or 37.3%. The increase in 2008 included $253,000 in off balance sheet provision for credit loss expense $139,000 in Human Resource expense, $109,000 in annual meeting expense, and $80,000 in sales training expense which was partially offset by a reduction of $62,000 in Directors’ deferred compensation expense.
Income Tax Expense: Due to the net loss in 2008, the Company received a tax benefit of $956,000 compared to income tax expense of $4.1 million in 2007. The effective tax rate was 37.6% and 33.1% for the years ended December 31, 2008 and 2007, respectively. The effective tax rate differed from the statutory rate of 34% for the years ended December 31, 2008 and 2007 primarily due to the preferential tax treatment of the corporate dividends received, non-taxable earnings on bank-owned life insurance and municipal investments offset by the non-deductibility of the excess book basis of ESOP expense that is recorded at the average market price for book purposes and is only deductible at cost basis for tax purposes and the non-deductibility of $715,000 of employee benefits expense that exceeded the Federal compensation limit and the impact of the compensation deduction limits.
Comparison of Financial Condition at December 31, 2009 and December 31, 2008
Summary: The Company’s total assets increased $38.1 million, or 2.5%, to $1.6 billion at December 31, 2009, as compared to $1.5 billion at December 31, 2008, primarily due to a $69.2 million, or 5.4%, increase in net loans which were funded primarily with the proceeds received from additional deposits of $86.6 million, or 8.3%, which was offset by a $59.1 million reduction of Federal Home Loan Bank advances at December 31, 2009, a 18.3% decrease over December 31, 2008. Total capital increased $11.7 million, or 8.0%, to $157.4 million at December 31, 2009 from $145.8 million at December 31, 2008.
Securities: Available for sale investment securities decreased $38.5 million or 27.3% to $102.8 million at December 31, 2009 from $141.3 million at December 31, 2008. The Company started purchasing held to maturity securities in 2008 consisting of long term mortgage-backed securities and at December 31, 2009 had $19.1million in securities held to maturity compared to $24.1 million at December 31, 2008. At December 31, 2009, the net unrealized gain on investment securities available for sale was $4.0 million, net of taxes, compared to $3.6 million as of December 31, 2008. The low interest rate environment during 2009 had a negative effect on the fair value of the Company’s LIBOR-based variable rate debt securities during the period. That impact was offset by increased unrealized gains on marketable equity securities.
Lending Activities: Net loans receivable increased $69.2 million, or 5.4%, to $1.4 billion at December 31, 2009 from $1.3 billion at December 31, 2008 primarily due to increases in commercial real estate loans and residential mortgages.
Residential real estate loans increased $8.8 million, or 1.2%, to $754.8 million at December 31, 2009. This increase in loans reflected continued demand for loans in a favorable interest rate environment and a no-closing costs loan program for refinanced residential loans offset by the sales of $44.0 million of fixed rate residential loans in the secondary market to Freddie Mac. Commercial real estate loans increased $74.6 million, or 21.2%, to $426.0 million at December 31, 2009. This increase in commercial real estate loans reflects the expansion of existing borrowing relationships and the continued success of the regional commercial real estate program.
The allowance for loan losses decreased $14,000 to $12.5 million at December 31, 2009 from $12.6 million at December 31, 2008. The decrease in the allowance for loan losses resulted from a $2.0 million provision for loan losses for the year ended December 31, 2009 which equaled net charge- offs. The allowance was deemed adequate based upon management’s estimate of probable estimated loan losses inherent in the loan portfolio and the growth of the loan portfolio. At December 31, 2009, the allowance for loan losses represented 0.91% of total loans and 104.1% of non-performing loans, compared to 0.96% of total loans and 120.3% of non-performing loans as of December 31, 2008.
Deposits: Deposits increased $86.6 million, or 8.3%, to $1.1 billion at December 31,2009 from $1.0 billion at December 31, 2008. The growth was principally attributable to a $46.6 million increase in money market and investment savings. Demand deposits grew $34.4 million to $150.5 million at December 31, 2009, up 29.6% over the prior year end. NOW accounts grew $21.2 million to $108.1 million, at December 31, 2009, up 24.3% from the prior year end. Regular savings accounts increased $22.1 million to $143.6 million at December 31, 2009. Time deposits totaled $491.9 million at December 31, 2009, a decrease of $37.6 million, or 7.1%, over the prior year end. The funds generated from the increases in deposits were used to fund loan growth and reduce FHLBB advances during the period.
Liquidity and Capital Resources: Liquid assets are maintained at levels considered adequate to meet the Company’s liquidity needs. Liquidity levels are adjusted to fund loan commitments, repay borrowings, fund deposit outflows and pay real estate taxes on mortgage loans held for investment. Liquidity is also adjusted as appropriate to meet asset and liability management objectives.
The Company’s primary sources of liquidity are deposits, advances from the Federal Home Loan Bank of Boston, amortization and prepayment of loans, maturities of investment securities and other short-term investments, periodic principal repayments on mortgage-backed securities and earnings and funds provided from operations. Although not currently utilized, the Company also has available lines of credit with two deposit brokers, as well as, for unsecured federal funds. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. Interest rates on deposits are priced to maintain a desired level of total deposits.
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of operating, investing and financing activities. At December 31, 2009 and 2008, respectively, $19.3 million and $14.9 million of the Company’s assets were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.
During the years ended December 31, 2009 and 2008, loan originations and purchases, net of collected principal and loan sales, totaled $70.0 million and $178.0 million, respectively, reflecting continued growth in the loan portfolio due to a favorable interest rate environment, a no-closing cost residential loan program targeted at the refinance market and the use of two established local mortgage banking firms to originate adjustable rate hybrid residential loans. Cash received from the calls and maturities of investment securities totaled $2.5 million and $14.9 million during the years ended December 31, 2009 and 2008, respectively. The Company purchased $8.1 million and $57.0 million and received proceeds from the sale of available for sale investment securities of $21.2 million and $5.9 million during the years ended December 31, 2009 and 2008, respectively. The Company started purchasing held to maturity securities in 2008 consisting of long term mortgage-backed securities and at December 31, 2009 had $19.1 million in securities held to maturity compared to $24.1 million at December 31, 2008.
Deposit flows are generally affected by the level of our interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $86.6 million and $91.5 million for the years ended December 31, 2009 and 2008, respectively. The Company experienced increasing deposit levels in 2009 due to new branch promotions and disintermediation from investment firms due to increasing uncertainty in the financial markets and an historically low interest rate environment.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At December 31, 2009, the Company had $263.8 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $146.5 million based on collateral requirements of the Federal Home Loan Bank of Boston. The Company’s internal policies limit borrowings to 30% of total assets, or $471.3 million at December 31, 2009.
At December 31, 2009, the Company had outstanding commitments to originate loans of $36.7 million and unfunded commitments under lines of credit and stand-by letters of credit of $280.4 million. At December 31, 2009, time deposits scheduled to mature in less than one year totaled $359.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by the Company, other funding sources will be utilized, such as Federal Home Loan Bank of Boston advances, brokered deposits from two available lines, and an unsecured federal funds line of credit in order to maintain the level of assets. Alternatively, the Company would reduce the level of liquid assets, such as cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

The following tables present information indicating various obligations and commitments made by the Company as of December 31, 2009 and the respective maturity dates:
Contractual Obligations

				More than Three
			More than One Year	Years Through Five
	Total	One Year or Less	Through Three Years	Years	Over Five Years
			(In thousands)
Federal Home Loan Bank advances(1)	$263,802	$40,170	$110,720	$89,912	$23,000
Interest expense payable on Federal Home Loan Bank Advances	30,693	9,952	13,849	4,808	2,084
Operating leases(2)	13,682	787	1,511	1,383	10,001
Other liabilities(3)	2,876	28	547	646	1,655

Total Contractual Obligations	$311,053	$50,937	$126,627	$96,749	$36,740

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.

(2)	Represents non-cancelable operating leases for offices and office equipment.

(3)	Consists of estimated benefit payments over the next ten years to retirees under unfunded nonqualified pension plans.
Other Commitments

			More than One Year	More than Three Years
	Total	One Year or Less	Through Three Years	Through Five Years	Over Five Years
			(In thousands)
Real estate loan commitments(1)	$35,330	$27,270	$—	$—	$8,060
Commercial business loan commitments(1)	1,320	698	350	272	—
Commercial business loan lines of credit	57,713	7,929	3,714	—	46,070
Unused portion of home equity lines of credit(2)	125,511	378	3,619	17,965	103,549
Unused portion of construction loans	86,492	37,711	35,365	1,893	11,523
Unused checking overdraft lines of credit(3)	94	94	—	—	—
Standby letters of credit	10,555	9,065	890	600	—

Total Other Commitments	$317,015	$83,145	$43,938	$20,730	$169,202

General:	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.

(2)	Unused portions of home equity lines of credit are available to the borrower for up to 10 years.

(3)	Unused portion of checking overdraft lines of credit are available to customers in “good standing.”
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements, other than noted above, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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
Quantitative Analysis:
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2009 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage Decrease in
Estimated
Net Interest Income Over
12 Months
300 basis point increase in rates	(1.87)%
50 basis point decrease in rates	(3.50)
Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, our policy limits change in return on assets (“ROA”) by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA (for every 100 basis point interest rate change), whichever is less. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, coupled with little opportunity to decrease deposit rates further due to their current low nominal level, income is projected to decrease if interest rates fall. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Market intervention. At December 31, 2009, income at risk (i.e., the change in net interest income) decreased 1.87% and decreased 3.50% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. At December 31, 2009, return on assets is modeled to decrease by 5 basis points and decrease by 6 basis points based on a 300 basis point increase or a 50 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by Wolf and Company, P.C., an independent registered public accounting firm.

/s/ William J. McGurk	/s/ John T. Lund
William J. McGurk	John T. Lund
President, Chief Executive Officer and Director	Senior Vice President, Chief Financial Officer and Treasurer
Date: March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Rockville Financial, Inc.
We have audited Rockville Financial, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Rockville Financial Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Also, because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of Rockville Financial, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Rockville Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2009 consolidated financial statements of Rockville Financial, Inc. and our report dated March 10, 2010 expressed an unqualified opinion.
/s/  Wolf & Company, P.C.
Boston, Massachusetts
March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Rockville Financial, Inc.
We have audited the accompanying consolidated statement of condition of Rockville Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockville Financial, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rockville Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2010 expressed an unqualified opinion on the effectiveness of Rockville Financial Inc.’s internal control over financial reporting.
/s/  Wolf & Company, P.C.
Boston, Massachusetts
March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rockville Financial, Inc.
Rockville, Connecticut
We have audited the accompanying consolidated statement of condition of Rockville Financial, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
March 10, 2009

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Condition
As of December 31, 2009 and 2008
(In Thousands, Except Share Data)

	2009	2008
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$18,507	$14,607
Short-term investments	800	294

Total cash and cash equivalents	19,307	14,901
AVAILABLE FOR SALE SECURITIES-At fair value	102,751	141,250
HELD TO MATURITY SECURITIES-At amortized cost	19,074	24,138
LOANS RECEIVABLE (Net of allowance for loan losses of $12,539 in 2009 and $12,553 in 2008)	1,361,019	1,291,791
FEDERAL HOME LOAN BANK STOCK, at cost	17,007	17,007
ACCRUED INTEREST RECEIVABLE	4,287	4,636
DEFERRED TAX ASSET-Net	10,608	11,476
PREMISES AND EQUIPMENT-Net	15,863	16,405
GOODWILL	1,070	1,070
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	10,076	9,705
OTHER REAL ESTATE OWNED	3,061	—
PREPAID FDIC ASSESSMENTS	5,884	—
OTHER ASSETS	1,127	694

	$1,571,134	$1,533,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
DEPOSITS:
Non-interest-bearing	$150,484	$116,113
Interest-bearing	978,624	926,395

Total deposits	1,129,108	1,042,508
MORTGAGORS’ AND INVESTORS’ ESCROW ACCOUNTS	6,385	6,077
ADVANCES FROM THE FEDERAL HOME LOAN BANK	263,802	322,882
ACCRUED EXPENSES AND OTHER LIABILITIES	14,411	15,829

Total liabilities	1,413,706	1,387,296

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2009 and 2008)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,554,774 and 19,568,284 shares issued and outstanding at December 31, 2009 and 2008, respectively.)	85,249	85,249
Additional paid in capital	4,082	3,380
Unearned compensation — ESOP	(4,178)	(5,035)
Treasury stock, at cost (698,826 and 695,253 shares at December 31, 2009 and 2008, respectively)	(9,663)	(9,709)
Retained earnings	82,971	75,985
Accumulated other comprehensive loss, net of tax	(1,033)	(4,093)

Total stockholders’ equity	157,428	145,777

	$1,571,134	$1,533,073

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Share Data)

	2009	2008	2007
INTEREST AND DIVIDEND INCOME:
Loans	$69,517	$68,458	$66,995
Securities-interest	6,116	7,406	5,600
Securities-dividends	428	1,647	1,180
Interest-bearing deposits	1	34	102

Total interest and dividend income	76,062	77,545	73,877

INTEREST EXPENSE:
Deposits	19,371	25,069	27,081
Borrowed funds	10,404	9,877	8,496

Total interest expense	29,775	34,946	35,577

Net interest income	46,287	42,599	38,300

PROVISION FOR LOAN LOSSES	1,961	2,393	749

Net interest income after provision for loan losses	44,326	40,206	37,551

NON-INTEREST INCOME (LOSS):
Total other-than-temporary impairment losses on equity securities	(362)	(13,315)	(233)
Total other-than-temporary impairment losses on debt securities	—	(1,566)	—
Portion of impairment losses recognized in other comprehensive loss debt securities	—	—	—

Net impairment losses recognized in earnings	(362)	(14,881)	(233)
Service charges and fees	5,221	5,131	4,551
Net gain from sale of securities	936	381	508
Net gain from sales of loans	782	—	—
Other income	395	382	368

Total non-interest income (loss)	6,972	(8,987)	5,194

NON-INTEREST EXPENSE:
Salaries and employee benefits	18,571	17,150	16,082
Service bureau fees	3,872	3,808	3,361
Occupancy and equipment	4,380	4,103	3,594
Professional fees	1,131	1,484	1,550
Marketing and promotions	1,156	1,315	1,131
FDIC assessments	2,222	654	229
Other	5,299	5,248	4,354

Total non-interest expense	36,631	33,762	30,301

INCOME (LOSS) BEFORE INCOME TAXES	14,667	(2,543)	12,444

INCOME TAX EXPENSE (BENEFIT)	4,935	(956)	4,116

NET INCOME (LOSS)	$9,732	$(1,587)	$8,328

     See accompanying notes to consolidated financial statements.
(Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Operations (Concluded)
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Earnings per share:
Basic	$0.53	$(0.09)	$0.44
Diluted	$0.53	$(0.09)	$0.44
Weighted-average shares outstanding:
Basic	18,469,092	18,428,158	18,750,935
Diluted	18,473,665	18,428,158	18,750,935
     See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Share Data)

			Additional	Unearned				Accumulated	Total
	Common Stock		Paid in	compensation	Retained	Treasury Stock		Other Comprehensive	Stockholders’
	Shares	Amount	Capital	- ESOP	Earnings	Shares	Amount	Loss	Equity
Balance at December 31, 2006	19,574,640	$85,249	$1,854	$(6,434)	$76,063	—	$—	$(1,668)	$155,064

Comprehensive income:
Net income	—	—	—	—	8,328	—	—	—	8,328
Change in net unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	451	451
Change in accumulated other comprehensive loss related to employee benefit plans, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	976	976

Total comprehensive income									9,755

Common stock repurchased	—	—	—	—	—	496,730	(7,293)	—	(7,293)
Share-based compensation expense	(4,800)	—	1,276	700	—	—	—	—	1,976
Repurchase of stock options	—	—	(100)	—	—	—	—	—	(100)
Cancellation of shares for tax withholding	(1,556)	—	(21)	—	—	—	—	—	(21)
Dividends paid, $0.16 per common share	—	—	—	—	(3,008)	—	—	—	(3,008)

Balance at December 31, 2007	19,568,284	85,249	3,009	(5,734)	81,383	496,730	(7,293)	(241)	156,373

Comprehensive loss:
Net loss	—	—	—	—	(1,587)	—	—	—	(1,587)
Change in net unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	420	420
Change in accumulated other comprehensive loss related to employee benefit plans, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	(4,272)	(4,272)

Total comprehensive loss									(5,439)

Common stock repurchased	—	—	—	—	—	291,082	(3,787)	—	(3,787)
Share-based compensation expense	—	—	1,956	699	—	—	—	—	2,655
Treasury stock issued	—	—	(1,371)	—	—	(92,559)	1,371	—	—
Cancellation of shares for tax withholding	—	—	(214)	—	—	—	—	—	(214)
Dividends paid, $0.20 per common share	—	—	—	—	(3,691)	—	—	—	(3,691)
SFAS 158 pension remeasurement	—	—	—	—	(120)	—	—	—	(120)

Balance at December 31, 2008	19,568,284	85,249	3,380	(5,035)	75,985	695,253	(9,709)	(4,093)	145,777

Cumulative effect of adjustment to retained earnings relating to impairment of securities					1,034			(1,034)	—
Comprehensive income:
Net income	—	—	—	—	9,732	—	—	—	9,732
Change in net unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	1,441	1,441
Change in accumulated other comprehensive loss related to employee benefit plans, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	—	2,653

Total comprehensive income									13,826

Common stock repurchased	—	—	—	—	—	20,000	(198)	—	(198)
Share-based compensation expense	—	—	827	—	—	—	—	—	827
ESOP shares released or committed to be released	—	—	71	857	—	—	—	—	928
Forfeited unvested restricted stock	(9,200)	—	—	—	—	—	—	—	—
Treasury stock issued	—	—	(152)	—	(92)	(16,427)	244	—	—
Cancellation of shares for tax withholding	(4,310)	—	(44)	—	—	—	—	—	(44)
Dividends paid, $0.20 per common share	—	—	—	—	(3,688)	—	—	—	(3,688)

Balance at December 31, 2009	19,554,774	$85,249	$4,082	$(4,178)	$82,971	698,826	$(9,663)	$(1,033)	$157,428

     See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(In Thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,732	$(1,587)	$8,328
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(160)	(59)	48
Share-based compensation expense	827	1,743	819
Amortization of ESOP Expense	928	912	1,036
Provision for loan losses	1,961	2,393	749
Net gain from sales of securities	(936)	(381)	(508)
Other-than-temporary impairment of securities	362	14,881	233
Loans originated for sale	(43,958)	—	—
Proceeds from sales of loans	43,958	—	—
Gains on sale of OREO	(16)	—	—
Depreciation and amortization	1,608	1,502	1,416
Loss on disposal of equipment	34	3	4
Deferred income tax (benefit) provision	(1,242)	(5,528)	540
Increase in cash surrender value of bank-owned life insurance	(371)	(383)	(368)
Net change in:
Deferred loan fees and premiums	784	113	283
Accrued interest receivable	349	(480)	317
Other assets	(6,076)	2,484	(2,979)
Accrued expenses and other liabilities	2,602	167	2,955

Net cash provided by operating activities	10,386	15,780	12,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	21,171	5,870	6,448
Proceeds from calls and maturities of available for sale securities	2,500	14,850	61,675
Principal payments on available for sale mortgage-backed securities	25,525	17,596	11,832
Principal payments on held to maturity mortgage-backed securities	5,135	1,842	—
Purchases of available for sale securities	(8,091)	(57,030)	(82,950)
Purchases of held to maturity securities	—	(25,948)	—
Purchase of Federal Home Loan Bank stock	—	(5,839)	(1,332)
Proceeds from sales of portfolio loans	161	8,175	574
Proceeds from sale of OREO	1,859	—	—
Purchase of loans	(2,529)	(26,212)	(16,656)
Loan originations, net of principal payments	(74,509)	(159,933)	(67,922)
Purchases of premises and equipment	(1,100)	(3,558)	(3,148)

Net cash used in investing activities	(29,878)	(230,187)	(91,479)

			(Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Concluded)
Years Ended December 31, 2009, 2008 and 2007
(In Thousands)

	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in non-interest-bearing deposits	34,371	16,735	6,310
Net increase in interest-bearing deposits	52,229	74,735	60,217
Net increase in mortgagors’ and investors’ escrow accounts	308	509	248
Net (decrease) increase in short-term Federal Home Loan Bank advances	(51,000)	38,000	(37,000)
Proceeds from long-term Federal Home Loan Bank advances	8,112	113,320	67,800
Repayments of long-term Federal Home Loan Bank advances	(16,192)	(30,179)	(7,169)
Common stock repurchased	(198)	(4,119)	(7,175)
Cancellation of shares for tax withholding	(44)	—	—
Cash dividends paid on common stock	(3,688)	(3,691)	(3,008)

Net cash provided by financing activities	23,898	205,310	80,223

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,406	(9,097)	1,617

CASH AND CASH EQUIVALENTS—Beginning of year	14,901	23,998	22,381

CASH AND CASH EQUIVALENTS—End of year	$19,307	$14,901	$23,998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$29,901	$34,683	$35,304
Income taxes	4,401	1,751	4,501
Transfer of loans to other real estate owned	4,904	—	—
     See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE

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

As of December 31, 2009, the Company had not engaged in any business activities other than owning the common stock of Rockville Bank. Rockville Financial MHC, Inc. does not conduct any business activity other than owning a majority of the common stock of Rockville Financial, Inc. In connection with the stock offering, the Company established Rockville Bank Foundation, Inc., a non-profit charitable organization dedicated to helping the communities that the Bank serves. The Foundation was funded with a contribution of 388,700 shares of the Company’s common stock, representing 2% of the outstanding common shares. The stock donation resulted in a $3.9 million contribution expense being recorded and an additional $63,000 deferred tax benefit was recognized as the basis of the contribution for tax purposes equal to the stock’s trading price on the first day of trading which was higher than the initial issuance price used to record the contribution expense.

Note 2.	BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements and the accompanying notes presented in this report include the accounts of the Company and its wholly-owned subsidiary Rockville Bank, and the Bank’s wholly-owned subsidiaries, SBR Mortgage Company, SBR Investment Corp., Rockville Commercial Foreclosed Properties, Inc., Rockville Residential Foreclosed Properties, Inc., Rockville Financial Services, Inc and Rockville Bank Mortgage, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Certain reclassifications have been made in the 2008 and 2007 consolidated financial statements to conform to the 2009 presentation.

A description of the Company’s significant accounting policies is presented below:

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, determination of pension assumptions, stock-based compensation, the valuation of deferred tax assets, and the evaluation of securities for other-than-temporary impairment.

Cash and Cash Equivalents: For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains amounts due from banks and Federal funds sold that, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations. The Bank is required by the Federal Reserve System to maintain non-interest-bearing cash reserves equal to a percentage of certain deposits.

Securities: Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each statement of condition date.

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2009 and 2008, the Company had no “trading” securities.

Purchase premiums and discounts are recognized in interest income using the interest method over the expected terms of the securities. Each reporting period, the Company evaluates all securities classified as available for sale or held to maturity, with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary impairment (“OTTI”).

Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other-than-temporary, the declines in fair value are reflected in earnings as realized losses. For debt securities, OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank Stock: The Bank, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLBB”). Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. On January 29, 2009, the FHLBB notified its members of its focus on preserving capital in response to the ongoing market volatility. That letter outlined that actions taken by the FHLBB included an excess stock repurchase moratorium, and increased retained earnings target, and suspension of its quarterly dividend payment. There can be no guarantee of future dividends. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. As of December 31, 2009 and 2008, no impairment has been recognized.

Loans: Loans are stated at current unpaid principal balances, net of the allowance for loan losses, charge-offs, deferred loan origination costs and fees and loan purchase premiums. Commitment fees for which the likelihood of exercise is remote are recognized over the loan commitment period on a straight-line basis.

A loan is classified as a trouble debt restructure (“TDR”) when certain concessions have been made to the original contractual terms, such as reductions of interest rates or deferral of interest or principal payments due to the borrowers’ financial condition.

A loan is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

An impaired loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Management considers all non-accrual loans and TDR’s to be impaired.

In most cases, loan payments less than 90 days past due, based on contractual terms, are considered minor collection delays, and the related loans are generally not considered impaired. The Company considers consumer installment loans to be pools of smaller balance, homogenous loans that are collectively evaluated for impairment, unless such loans are subject to a trouble debt restructuring agreement.

Interest and Fees on Loans: Interest on loans is accrued and included in interest income based on contractual rates applied to principal amounts outstanding. Accrual of interest is discontinued, and previously accrued income is reversed, when loan payments are 90 days or more past due or when, in the judgment of management, collectibility of the loan or loan interest becomes uncertain.

Subsequent recognition of income occurs only to the extent payment is received subject to management’s assessment of the collectibility of the remaining interest and principal. A non-accrual loan is restored to accrual status when it is no longer 90 days delinquent and collectibility of interest and principal is no longer in doubt.

Loan origination fees and direct loan origination costs (including loan commitment fees) are deferred, and the net amount is recognized as an adjustment of the related loan’s yield utilizing the interest method over the contractual life of the loan.

Allowance for Loan Losses: The allowance for loan losses is established as embedded losses are estimated to have occurred through the provisions for losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is inherently subjective and is based on past loan loss experience, known and inherent losses and size of the loan portfolios, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, review of regulatory authority examination reports and other relevant factors. An allowance is maintained for impaired loans to reflect the difference, if any, between the carrying value of the loan and the present value of the projected cash flows, observable fair value or collateral value. Loans are charged-off against the allowance for loan losses when management believes that the uncollectibility of principal is confirmed. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary.

The majority of the Company’s loans are collateralized by real estate located in central and eastern Connecticut in addition to a portion of the commercial real estate loan portfolio located in the Northeast region of the United States. Accordingly, the collateral value of a substantial portion of the Company’s loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions in these areas.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance or charge-offs may be necessary based on changes in economic conditions, particularly in Hartford, New London and Tolland Counties in Connecticut. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies have the authority to require the Company to recognize additions to the allowance or charge-offs based on the agencies’ judgments about information available to them at the time of their examination.

Derivative Loan Commitments: Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other non-interest income, if material. Fair value is based on changes in the fair value of the underlying mortgage loans.

Forward Loan Sale Commitments: To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Mandatory delivery forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other non-interest income. Subsequent to inception, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time. In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments. Forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in fair value recorded in other non-interest income, if material.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct writedowns are included in other non-interest expense.

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

Bank-Owned Life Insurance: The cash surrender value of Bank-Owned Life Insurance (“BOLI”), net of any deferred acquisition and surrender costs or loans is recorded as an asset. Changes in the net cash surrender value of policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statement of operations and are not subject to income taxes. As of December 31, 2009 and 2008 there were no deferred acquisition costs, surrender costs or loans. There are no restrictions on the use of any insurance proceeds the Company receives from BOLI.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor, and (3) the Company does not maintain effective control over the transferred assets through either: (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Premises and Equipment: Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from three to 40 years. Leasehold improvements are amortized over the shorter of the improvements’ estimated economic lives or the related lease terms excluding lease extension periods. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

Advertising Costs: Advertising costs are expensed as incurred.

Impairment of Long-Lived Assets: Long-lived assets that are held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to non-interest expense. No write-downs of long-lived assets were recorded for any period presented herein.

Goodwill: In connection with a branch acquisition, the Company recorded goodwill, which represents the excess of the fair value of deposit liabilities assumed over the assets received.

Goodwill is not amortized and is evaluated for impairment annually. No impairment was recorded during years ended December 31, 2009, 2008 and 2007.

Income Taxes: The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of December 31, 2009 and 2008, management believes it is more likely than not that the deferred tax assets will be realized through future earnings and future reversals of existing taxable temporary differences.

The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1998 through December 31, 2009; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

Pension and Other Post-Retirement Benefits: The Company has a noncontributory defined benefit pension plan that provides benefits for full-time employees hired before January 1, 2005, meeting certain requirements as to age and length of service. The benefits are based on years of service and average compensation, as defined. The Company’s funding policy is to contribute an amount needed to meet the minimum funding standards established by the Employee Retirement Security Act of 1974 (“ERISA”). The compensation cost of an employees’ pension benefit is recognized on the projected unit cost method over the employee’s approximate service period.

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

Treasury Stock: Shares of common stock that are repurchased are recorded in treasury stock at cost. On the date of subsequent re-issuance, the treasury stock account is reduced by the cost of such stock on a first-in, first-out basis. Treasury shares are not deemed outstanding for earnings per share calculations.

Service Charges and Fee Income: Service charges and fee income which are not deferred are recorded on an accrual basis when earned.

Fair Values of Financial Instruments: The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash and Due from Banks, Short-Term Investments, Accrued Interest Receivable and Mortgagors’ and Investors’ Escrow Accounts - The carrying amount is a reasonable estimate of fair value.
Securities - Fair values, excluding FHLBB stock, are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the FHLBB.
Loans Receivable - The fair value of loans is estimated by discounting the future cash flows using current market interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities as of the measurement date. Fair value for non-performing loans are estimated using discounted cash flow analyses or collateral values, where applicable.
Deposits - The fair value of demand, NOW, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using a discounted cash flow calculation that applies market interest rates being offered for deposits of similar remaining maturities to a schedule of aggregated expected maturities on such deposits.
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

Earnings per Common Share: Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. If rights to dividends on unvested options/awards are non-forfeitable, these unvested options/awards are considered outstanding in the computation of basic earnings per share. During the year ended December 31, 2009, as a result of new accounting guidance, the Company included unvested restricted stock in the calculation of basic earnings per share. No adjustment has been made to 2008 and 2007 earnings per share as the effect was immaterial. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Unearned Employee Stock Ownership Plan (“ESOP”) shares are not considered outstanding for calculating basic and diluted earnings per common share. ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation. ESOP shares that have not been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made, is considered committed to be released.

ESOP Expenses: Unearned ESOP shares are shown as a reduction of stockholders’ equity and presented as unearned compensation — ESOP. During the period the ESOP shares are committed to be released, the Company recognizes compensation cost equal to the average fair value of the ESOP shares. When the shares are released, unearned common shares held by the ESOP are reduced by the cost of the ESOP shares released and the differential between the fair value and the cost is charged to additional paid-in capital. The loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability in the Company’s consolidated financial statements.

Share-Based Compensation: The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. These costs are recognized on a straight-line basis over the vesting period during which an employee is required to provide services in exchange for the award, the requisite service period. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. When determining the estimated fair value of stock options granted, the Company utilizes various assumptions regarding the expected volatility of the stock price, estimated forfeitures using historical data on employee terminations, the risk-free interest rate for periods within the contractual life of the stock option, and the expected dividend yield that the Company expects over the expected life of the options granted. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted monthly based on actual forfeiture experience. The Company measures the fair value of the restricted stock using the closing market price of the Company’s common stock on the date of grant. The Company expenses the grant date fair value of the Company’s stock options and restricted stock with a corresponding increase in equity.

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

Accounting Standards Codification, ASC Topic 105: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 168, “The FASB Accounting Standards CodificationTM (ASC) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (FAS 168). In addition, in June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01, “ASC Topic 205 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (ASU 2009-1). Both FAS 168 and ASU 2009-1 recognize the FASB Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles to be utilized by nongovernmental entities. FAS 168 and ASU 2009-1 are effective for interim and annual periods ending after September 15, 2009. The Company adopted this statement as of September 30, 2009 and such adoption did not have an impact on the results of operations or financial position.

Subsequent Events, ASC Topic 855: In May 2009, the FASB issued ASC topic 855 Subsequent Events. ASC topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. ASC topic 855 was effective for fiscal years and interim periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this statement as of June 30, 2009 and such adoption did not have an impact on the results of operations or financial position.

Investments — Debt and Equity Securities, ASC Topic 320-10: In April 2009, the FASB issued guidance on Recognition and Presentation of Other-Than-Temporary Impairments which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. ASC 320 was effective for interim and annual reporting periods ending after June 15, 2009. The Company applied the guidance contained in ASC 320 effective in January 2009 resulting in a cumulative effect adjustment of $1.0 million ($1.6 million before taxes) relating to two corporate debt securities that increased retained earnings and increased accumulated other comprehensive loss.

Fair Value Measurements and Disclosures, ASC Topic 820: In April 2009, the FASB issued guidance on Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. It provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. ASC 820 was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No 2010-06. The update provides amendments to ASC topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.

Compensation — Retirement Benefits, ASC Topic 715: In December 2008, FASB revised the Employers’ Disclosures about Postretirement Benefit Plan Assets (ASC Topic 715-20) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. These updated disclosure requirements became effective for the Company for the fiscal year ending December 31, 2009 and are included in the consolidated financial statements.

Business Combinations, ASC Topic 805: On January 1, 2009, guidance for Business Combinations (ASC Topic 805) became effective. The guidance requires that all business combinations be accounted for under the “acquisition method.” The guidance requires that the assets, liabilities and noncontrolling interests of a business combination be measured at fair value at the acquisition date. The acquisition date is defined as the date an acquirer obtains control of the entity, which is typically the closing date. The guidance requires that all acquisition and restructuring related costs be expensed as incurred and that any contingent consideration be measured at fair value and recorded as either equity or a liability with the liability remeasured at fair value in subsequent periods. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Transfers of Financial Assets, Topic 860: In June 2009, the FASB issued ASU No. 2009-16 which requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk in the assets. The guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and enhances the disclosure requirements for sellers of the assets. This guidance will be effective for the fiscal year beginning after November 15, 2009. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4.	EARNINGS PER SHARE

The following tables sets forth the calculation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Net income (loss) available to common stockholders	$9,732	$(1,587)	$8,328

Weighted-average basic shares outstanding	18,469	18,428	18,751
Effect of dilutive options	5	—	—

Average number of common shares outstanding used to calculate diluted earnings per common share	18,474	18,428	18,751

Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. For the year ended December 31, 2009, unvested restricted shares were included in the weighted-average number of common shares outstanding for basic and diluted earnings per share. For the years ended December 31, 2008 and 2007, unvested restricted shares are not included in the weighted-average number of common shares outstanding for basic and diluted earnings per share. The number of shares of restricted stock issued that were included in the calculations was 129,000 as of December 31, 2009. The Company’s common stock equivalents relate solely to stock options issued and outstanding and unvested restricted stock awards. For the year ended December 31, 2009, options to purchase 445,875 of common stock at exercise prices ranging from $9.24 to $17.77 were not considered in the computation of potential common shares for the purpose of diluted EPS as the shares were anti-dilutive based on the Company’s average market price during the year. At December 31, 2008, options to purchase 342,125 shares of common stock at exercise prices ranging from $11.98 to $17.77 were not considered in the computation of potential common shares for the purpose of diluted EPS, since the shares were antidilutive due to the Company’s net loss for the period. At December 31, 2007, options to purchase 213,500 shares of common stock at exercise prices ranging from $14.35 to $17.77 were not considered in the computation of potential common shares for the purpose of diluted EPS, since the exercise prices of the options were greater than the average market price of the stock for the period and the effect of inclusion would be anti-dilutive.

Note 5.	FAIR VALUE MEASUREMENT

The Company groups its assets and liabilities generally measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The fair value hierarchy is as follows:
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

Items Measured at Fair Value on a Recurring Basis:

The following valuation methodologies are used for assets and liabilities recorded at fair value on a recurring basis:

Available for Sale Securities: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury debt securities, equity securities and mutual funds. Level 2 securities include U.S. government agency obligations, U.S. government-sponsored enterprises, mortgage-backed securities, corporate and other debt securities. Level 3 securities include private placement securities and thinly traded equity securities.

Other Liabilities: The Company records deferred director compensation and supplemental savings and retirement plans at fair value based upon Level 1 quoted market prices.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis:

	Fair Value Measurements
	At December 31, 2009
		Quoted
		Prices in
		Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$7,052	$2,018	$5,034	$—
Residential mortgage-backed securities	75,967	—	75,967	—
Corporate debt securities	4,656	—	4,656	—
Other debt securities	731	—	731	—
Marketable equity securities	14,345	14,272	—	73

Total Assets Measured at Fair Value	$102,751	$16,290	$86,388	$73

	Fair Value Measurements
	At December 31, 2008
		Quoted
		Prices in
		Active	Other	Significant
		Markets for	Observable	Unobservable
	Total	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available for Sale Securities:	$141,250	$14,958	$124,178	$2,114
Total Assets Measured at Fair Value	$141,250	$14,958	$124,178	$2,114

Other Liabilities	$338	$338	$—	$—

Total Liabilities Measured at Fair Value	$338	$338	$—	$—

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table for the years ended December 31, 2009 and 2008:

Assets
Securities
Available for
Sale
(In thousands)
Balance as of December 31, 2007	$308
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(1,073)
Included in other comprehensive income	446
Purchases, sales, issuances and settlements, net	(7)
Transfers in and/or out of Level 3	2,440

Balance as of December 31, 2008	2,114

Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	—
Included in other comprehensive income	43
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	(2,084)

Balance as of December 31, 2009	$73

Change in unrealized losses relating to instruments still held at December 31, 2009	$43
Change in unrealized gains relating to instruments still held at December 31, 2008	1,073

Items Measured at Fair Value on a Non-Recurring Basis:
The following is a description of the valuation methodologies used for certain assets that are recorded at fair value on a non-recurring basis. There were no liabilities recorded at fair value on a non-recurring basis.
The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
Impaired Loans: Accounting standards require that a creditor recognize the impairment of a loan if the present value of expected future cash flows discounted at the loan’s effective interest rate (or, alternatively, the observable market price of the loan or the fair value of the collateral) is less than the recorded investment in the impaired loan. Non-recurring fair value adjustments to collateral dependent loans are recorded, when necessary, to reflect partial write-downs based upon observable market price or current appraised value of the collateral. The Company records impaired loans as non-recurring Level 3 fair value measurements.

		At or for the Year Ended December 31, 2009
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total Gains/(Losses)
			(In thousands)
Impaired Loans	$5,473	$—	$—	$5,473	$(381)

Total Assets Measured at Fair Value	$5,473	$—	$—	$5,473	$(381)

		At or for the Year Ended December 31, 2008
		Quoted
		Prices in
		Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Impaired Loans	$9,962	$—	$—	$9,962

Total Assets Measured at Fair Value	$9,962	$—	$—	$9,962

Fair Value of Financial Instruments
As of December 31, 2009 and 2008, the carrying value and estimated fair values of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	December 31,
	2009		2008
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$19,307	$19,307	$14,901	$14,901
Available for sale securities	102,751	102,751	141,250	141,250
Held to maturity securities	19,074	20,011	24,138	25,069
Loans receivable-net	1,361,019	1,360,789	1,291,791	1,286,887
FHLBB stock	17,007	17,007	17,007	17,007
Accrued interest receivable	4,287	4,287	4,636	4,636

Financial liabilities:
Regular savings	143,601	143,601	121,527	121,527
Money market and investment savings	234,737	234,737	188,110	188,110
Demand and NOW	258,583	258,583	203,056	203,056
Club accounts	247	247	227	227
Time deposits	491,940	498,647	529,588	538,262
Mortgagors’ and investors’ escrow accounts	6,385	6,385	6,077	6,077
Advances from the FHLBB	263,802	276,619	322,882	335,043
Note 6. RESTRICTIONS ON CASH AND DUE FROM BANKS
The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank that was offset by the Company’s average vault cash. As of December 31, 2009 and 2008, the Company was required to have cash and liquid assets of approximately $3.2 million and $2.0 million, respectively, to meet these requirements. The Company maintains a compensating balance of $600,000 to partially offset service fees charged by the Federal Reserve Bank.

Note 7. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale investment securities at December 31, 2009 and 2008 are as follows:

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2009		(In thousands)
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$7,017	$36	$1	$7,052
Government-sponsored residential mortgage-backed securities	72,537	3,431	1	75,967
Corporate debt securities	5,879	—	1,223	4,656
Other debt securities	722	9	—	731

Total debt securities	86,155	3,476	1,225	88,406

Marketable equity securities, by sector:
Banks	1,256	2,470	173	3,553
Consumer and household products	839	40	17	862
Food and beverage service	948	158	41	1,065
Government-sponsored enterprises	284	217	—	501
Healthcare/pharmaceutical	387	3	19	371
Industrial	639	134	13	760
Integrated utilities	742	69	—	811
Miscellaneous	1,030	263	6	1,287
Mutual funds	2,621	62	—	2,683
Oil and gas	754	353	12	1,095
Technology/Semiconductor	342	173	—	515
Telecommunications	354	—	15	339
Transportation	313	190	—	503

Total marketable equity securities	10,509	4,132	296	14,345

Total securities available for sale	$96,664	$7,608	$1,521	$102,751

At December 31, 2009, the net unrealized gain on securities available for sale of $6.1 million, net of income taxes of $2.1 million or $4.0 million, is included in accumulated other comprehensive (loss) income.

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2009		(In thousands)
Held to maturity:
Government-sponsored residential mortgage-backed	$19,074	$937	$—	$20,011

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2008		(In thousands)
Available for sale:
U.S. Government and government-sponsored enterprise obligations	$2,031	$17	$—	$2,048
Mortgage-backed securities	117,517	3,222	344	120,395
Corporate debt securities	4,831	56	—	4,887
Other debt securities	725	14	—	739

Total debt securities	125,104	3,309	344	128,069
Marketable equity securities	10,437	3,011	508	12,940
Other equity securities	241	—	—	241

Total securities available for sale	$135,782	$6,320	$852	$141,250

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2008		(In thousands)
Held to maturity:
Government-sponsored residential mortgage-backed	$24,138	$931	$—	$25,069

The amortized cost and fair value of debt securities at December 31, 2009 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
Maturity:
Within 1 year	$2,019	$2,018	$—	$—
After 1 year through 5 years	8,050	8,006	—	—
After 5 years through 10 years	722	731	—	—
After 10 years	2,827	1,684	—	—

	13,618	12,439	—	—

Mortgage-backed securities	72,537	75,967	19,074	20,011

	$86,155	$88,406	$19,074	$20,011

At December 31, 2009 and 2008, securities with a fair value of $2.0 million were pledged to secure public deposits and U.S. Treasury tax and loan payments.

For the years ended December 31, 2009, 2008 and 2007, gross gains of $936,000, $689,000 and $754,000, respectively, were realized on the sale of available for sale securities. Gross losses realized on the sale of available for sale securities were negligible in 2009 and were $308,000 and $246,000 for 2008 and 2007, respectively.

As of December 31, 2009 and 2008, the Company did not own any investment or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or government- sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at December 31, 2009 and 2008:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2009			(In thousands)
Available for sale:
U.S. Government and government-sponsored enterprises	$2,018	$1	$—	$—	$2,018	$1
Government-sponsored residential mortgage-backed securities	—	—	58	1	58	1
Corporate debt	—	—	4,556	1,223	4,556	1,223

Total debt securities	2,018	1	4,614	1,224	6,632	1,225
Marketable equity securities	1,097	184	1,099	112	2,196	296

Total	$3,115	$185	$5,713	$1,336	$8,828	$1,521

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2008			(In thousands)
Available for sale:
Residential mortgage-backed securities	$13,188	$331	$368	$13	$13,556	$344

Total debt securities	13,188	331	368	13	13,556	344
Marketable equity securities	4,135	460	44	48	4,179	508

Total	$17,323	$791	$412	$61	$17,735	$852

There were no held to maturity securities with unrealized losses at December 31, 2009 or 2008.

Of the securities summarized above as of December 31, 2009, 9 issues have unrealized losses for less than twelve months and 13 issues had unrealized losses for twelve months or more. As of December 31, 2008, 50 issues had unrealized losses for less than twelve months and 7 issues had losses for twelve months or more.

U.S. Government and government-sponsored enterprises and Mortgage-backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Corporate Debt Securities. The unrealized losses on corporate debt securities relate to one AA+ rated corporate bond and one pooled trust preferred security. The unrealized loss on the corporate bond was caused by the low interest rate environment because it floats quarterly to three month LIBOR. The unrealized loss on the Preferred Term Security XXVIII, Ltd. (PRETSL XXVIII) investment was caused by the low interest rate environment because it floats quarterly to three month LIBOR. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that these investments will suffer from any credit related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Marketable Equity Securities. The Company’s investments in marketable equity securities consist of common stock, preferred stock and mutual funds. The unrealized losses are spread out among several industries with no concentration in any one security. Management evaluated the near-term prospects of the issuers and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for an anticipated recovery of fair value. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

During the year ended December 31, 2009, the Company recorded an other-than-temporary impairment charge of $65,000 related to one mutual fund. The charge for the impairment was computed using the closing price of the security as of the date of impairment. The Company’s remaining investment in this mutual fund was $1.4 million with a $55,000 unrealized gain at December 31, 2009. During the year ended December 31, 2009, the Company recorded an other-than-temporary impairment charge of $297,000 related to five common stock securities. The charge for the impairment was computed using the closing prices of the securities as of the dates of impairment. The Company’s remaining investment in these five common stock securities was $648,000 with a net $133,000 unrealized loss at December 31, 2009.

The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.

During the year ended December 31, 2008, the Company recorded an other-than-temporary impairment charge of $11.6 million related to the preferred stock of Freddie Mac and Fannie Mae as a result of actions taken in the third quarter of 2008 to place those agencies into conservatorship. The Company’s remaining investment in these securities was $283,000 with no unrealized gain or loss at December 31, 2008. During the year ended December 31, 2008, the Company recorded an other-than-temporary impairment charge of $1.1 million related to one AAA rated pooled trust preferred security. The charge for the impairment was based on a Level 3 price for the pooled trust preferred security as of the date of the impairment. The Company’s remaining investment in this pooled trust preferred security was $1.8 million. During the year ended December 31, 2008, the Company recorded an other-than-temporary impairment charge of $587,000 related to one mutual fund. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this mutual fund was $1.7 million with no unrealized gain or loss at December 31, 2008. During the year ended December 31, 2008, the Company recorded an other-than-temporary impairment charge of $493,000 related to one AAA rated corporate debt security. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this corporate debt security was $2.4 million with no unrealized gain or loss at December 31, 2008. During the year ended December 31, 2008, we recorded an other-than-temporary impairment charge of $1.1 million related to eleven common stock securities. The charge for the impairment was computed using the closing prices of the securities as of the date of the impairment. The Company’s remaining investment in these eleven common stock securities was $1.7 million with no unrealized gain of loss at December 31, 2008.

Note 8. LOANS AND ALLOWANCE FOR LOAN LOSSES
A summary of the Company’s loan portfolio at December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
	(In thousands)
Real estate loans:
Residential	$754,838	$746,041
Commercial	426,028	351,474
Construction	71,078	89,099

Total real estate loans	1,251,944	1,186,614

Commercial business loans	113,240	106,684
Installment loans	5,783	7,704
Collateral loans	1,959	1,925

Total loans	1,372,926	1,302,927

Net deferred loan costs and premiums	632	1,417
Allowance for loan losses	(12,539)	(12,553)

Loans – net	$1,361,019	$1,291,791

At December 31, 2009 and 2008, the unpaid principal balances of loans placed on non-accrual status were $12.0 million and $10.1 million, respectively. If non-accrual loans had been performing in accordance with their original terms, the Company would have recorded $233,000, $237,000 and $53,000 in additional interest income during the years ended December 31, 2009, 2008 and 2007, respectively. Company policy requires six months of continuous payments in order for the loan to be removed from non-accrual status. As of December 31, 2009 and 2008, there were no loans contractually past due 90 days or more and still accruing interest.

The following information relates to impaired loans as of and for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
		(In thousands)
Recorded investment in impaired loans for which there is a related allowance for loan losses	$5,854	$2,840	$489
Recorded investment in impaired loans for which there is no related allowance for loan losses	6,192	7,595	1,080

Total impaired loans	$12,046	$10,435	$1,569

Valuation allowance related to impaired loans	$381	$473	$155

Average recorded investment in impaired loans	$13,356	$5,358	$1,493

Interest income recognized on impaired loans on a cash basis	$250	$508	$52
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

Changes in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
		(In thousands)
Balance, beginning of year	$12,553	$10,620	$9,827
Provision for loan losses	1,961	2,393	749
Loans charged-off	(2,113)	(621)	(173)
Recoveries of loans previously charged-off	138	161	217

Balance, end of year	$12,539	$12,553	$10,620

In the normal course of business, the Company grants loans to executive officers, Directors and other related parties. Changes in loans outstanding to such related parties for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)
Balance, beginning of year	$4,050	$3,808
Loans to related parties who terminated service during the year	(261)	—
Additional loans and advances	868	3,026
Repayments	(938)	(2,784)

Balance, end of year	$3,719	$4,050

As of December 31, 2009 and 2008, all related party loans were performing.

Related party loans were made on the same terms as those for comparable loans and transactions with unrelated parties, other than certain mortgage loans which were made to employees with over one year of service with the Company which have rates 0.50% below market rates at the time of origination.

Loan Servicing

The Company services certain loans for third parties. The aggregate of loans serviced for others was $57.7 million and $15.8 million as of December 31, 2009 and 2008, respectively. The balances of these loans are not included in the accompanying consolidated statement of condition.

The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was determined using pretax internal rates of return ranging from 8.0% to 10.0% and the Public Securities Association (“PSA”) Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 239%.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

Year-ended December 31, 2009
(In thousands)
Mortgage servicing rights:
Balance at beginning of year	$68
Additions	446
Disposals	—
Amortization	39

Balance at year end	$475

Fair value of mortgage servicing assets at year end	$481

The outstanding mortgage servicing rights balance at December 31, 2008 and 2007 were $68,000 and $94,000, respectively.
Note 9. OTHER REAL ESTATE OWNED
Other real estate owned consists of $3.0 million of commercial real estate properties and $38,000 of residential real estate properties, which are held for sale at December 31, 2009. Other real estate owned expenses were $69,000 for the year ended December 31, 2009. There was no other real estate owned at or during the years ended December 31, 2008 and 2007.
Note 10. PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2009 and 2008 are summarized as follows:

	December 31,		Estimated
	2009	2008	Useful Life
	(In thousands)
Land and improvements	$236	$236	N/A
Buildings	15,675	15,029	39.5 years
Furniture and equipment	9,483	9,199	3 – 10 years
Leasehold improvements	3,762	3,750	5 – 10 years

	29,156	28,214
Less accumulated depreciation and amortization	(13,293)	(11,809)

	$15,863	$16,405

Depreciation and amortization expense was $1.6 million, $1.5 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 11. DEPOSITS
Deposits at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(In thousands)
Demand and NOW	$258,583	$203,056
Regular savings	143,601	121,527
Money market and investment savings	234,737	188,110
Club accounts	247	227
Time deposits	491,940	529,588

	$1,129,108	$1,042,508

Time deposits in denominations of $100,000 or more were $168.5 and $172.0 million as of December 31, 2009 and 2008, respectively.
Contractual maturities of time deposits as of December 31, 2009 are summarized below:

(In thousands)
2010	$359,757
2011	85,916
2012	19,836
2013	13,852
2014	10,978
Thereafter	1,601

$491,940

Deposit accounts of officers, Directors, and other related parties aggregated $3.3 million and $2.3 million at December 31, 2009 and 2008, respectively.
A summary of interest expense by account type for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
		(In thousands)
Non-time deposits	$3,101	$5,552	$4,158
Time deposits	16,270	19,517	22,923

	$19,371	$25,069	$27,081

Note 12. FEDERAL HOME LOAN BANK BORROWINGS AND STOCK
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). At December 31, 2009 and 2008, the Bank had access to a pre-approved secured line of credit with the FHLBB of $10.0 million. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2009 and 2008, there were no advances outstanding under the line of credit.
Contractual maturities and weighted average rates of outstanding advances from the FHLBB as of December 31, 2009 are summarized below:

	2009
	Amount	Weighted-Average Rate
	(Dollars in thousands)
2010	$40,170	2.78%
2011	73,320	3.70
2012	37,400	4.21
2013	63,000	4.12
2014	26,912	4.13
Thereafter	23,000	4.12

	$263,802	3.81%

At December 31, 2008, outstanding advances from the FHLBB were as follows (dollars in thousands):

Interest Rate	Maturity Date	2008
0.38%	January 2, 2009	$66,000
3.80%	January 9, 2009	7,000
4.10%	July 9, 2009	7,000
4.18%	November 23, 2009	2,000
3.30%	May 27, 2010	5,000
4.28%	August 11, 2010	5,000
6.47%	September 8, 2010	362
4.95%	December 20, 2010	10,000
4.06%	December 21, 2010	5,000
3.57%	January 11, 2011	5,000
3.02%	February 15, 2011	5,000
3.78%	May 4, 2011	10,000
3.95%	June 13, 2011	2,320
3.95%	July 7, 2011	5,000
3.78%	July 18, 2011	5,000
4.52%	August 8, 2011	5,000
3.65%	September 12, 2011	7,000
4.15%	October 3, 2011	5,000
3.95%	October 3, 2011	7,000
3.42%	November 14, 2011	5,000
3.42%	November 28, 2011	7,000
3.01%	December 5, 2011	5,000
4.57%	August 20, 2012	8,000
4.09%	September 7, 2012	7,000
4.60%	October 1, 2012	5,000
3.37%	October 3, 2012	5,400
4.75%	November 23, 2012	2,000
4.14%	December 7, 2012	10,000
3.85%	January 11, 2013	5,000
3.59%	February 1, 2013	6,000
4.99%	May 16, 2013	10,000
3.89%	May 28, 2013	5,000
4.75%	July 5, 2013	5,000
4.37%	July 8, 2013	10,000
4.15%	November 14, 2013	5,000
3.89%	November 29, 2013	7,000
3.37%	December 5, 2013	10,000
4.78%	January 13, 2014	4,400
3.92%	March 10. 2014	1,600

Interest Rate	Maturity Date	2008
4.86%	March 17, 2014	7,800
4.18%	October 14, 2014	5,000
5.05%	May 18, 2015	5,000
3.69%	September 11, 2017	5,000
4.39%	November 6, 2017	8,000
3.19%	November 30, 2017	5,000

		$322,882

The advances are collateralized by first mortgage loans with an estimated eligible collateral value of $410.3 million and $399.0 million at December 31, 2009 and 2008, respectively. The Bank is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the most recent redemption provisions of the stock.
Note 13. PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS:
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
The measurement date of the pension plan assets and benefit obligations is the Company’s year-end.
The Supplemental Executive Retirement Plan (the “SERP”) was established to provide two executive officers with a retirement benefit equal to 70% of their respective average annual earnings over the 12-month period during the last 120 months of employment producing the highest average or, if higher, the executive’s current annual earnings, which include base salary plus annual incentive compensation. The SERP benefit is offset by the executive’s benefits under the Pension Plan, the Supplemental Savings and Retirement Plan, Supplemental Executive Retirement Agreement and any split dollar insurance policy benefits. The Company also has supplemental retirement plans (the “Supplemental Plans”) that provide benefits for certain key executive officers. The Supplemental Plans provide restorative payments to certain executives who are prevented from receiving the full benefits contemplated by the Pension Plan, 401(k) Plan and Employee Stock Ownership Plan. Benefits under the Supplemental Plans are based on a predetermined formula. The benefits under the Supplemental Plans are reduced by other employee benefits. The liability arising from the Supplemental Plans is being accrued over the participants’ remaining periods of service so that at the expected retirement dates, the present value of the annual payments will have been expensed.
The Company also provides an unfunded post-retirement medical, health and life insurance benefit plan for retirees and employees hired prior to March 1, 1993.
The amounts related to the Pension Plan, Supplemental Plans and the SERPs are reflected in the tables that follow as “Pension Plans.”

The following table sets forth the plans’ change in benefit obligation, plan assets and the funded status of the pension plans and other postretirement benefits plans, using a December 31 measurement date in 2009 and 2008:

			Other Post-Retirement
	Pension Plans		Benefits
	December 31,		December 31,
	2009	2008	2009	2008
		(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$20,529	$19,045	$1,753	$1,611
Service cost	904	1,071	11	9
Interest cost	1,237	1,337	107	99
Plan participants’ contributions	—	—	26	22
Amendments	118	—	(1)	—
Actuarial (gain) loss	(585)	630	406	119
Benefits paid	(361)	(1,554)	(113)	(107)

Benefit obligation at end of year	$21,842	$20,529	$2,189	$1,753

Change in Plan Assets:
Fair value of plan assets at beginning of year	$13,032	$14,388	$—	$—
Actual return on plan assets	3,687	(4,968)	—	—
Employer contributions	1,027	5,166	88	85
Plan participants’ contributions	—	—	25	22
Benefits paid	(361)	(1,554)	(113)	(107)

Fair value of plan assets at end of year	$17,385	$13,032	$—	$—

Funded Status:
Funded status at end of year	$(4,457)	$(7,497)	$(2,189)	$(1,753)

Amounts Recognized in the Consolidated Statements of Condition:
Accrued expenses and other liabilities	$(4,457)	$(7,497)	$(2,189)	$(1,753)

			Other Post-Retirement
	Pension Plans		Benefits
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss) Consist of:
Prior service (credit) cost	$(116)	$87	$28	$48
Net loss	7,022	11,199	716	336

Total accumulated other comprehensive loss	6,906	11,286	744	384
Deferred tax asset	(2,348)	(3,837)	(253)	(131)

Net impact on accumulated other comprehensive loss	$4,558	$7,449	$491	$253

The following table sets forth the components of net periodic benefit costs and other amounts recognized in accumulated other comprehensive (loss) income for the retirement plans for the years ended December 31, 2009, 2008 and 2007:

	Pension Plans			Other Post-Retirement Benefits
	2009	2008	2007	2009	2008	2007
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$904	$870	$951	$11	$9	$18
Interest cost	1,237	1,123	993	107	99	122
Expected return on plan assets	(1,050)	(1,335)	(1,052)	—	—	—
Amortization of net actuarial losses	956	408	485	24	19	19
Amortization of prior service cost	321	312	312	20	19	87
Settlement charge	—	117	—	—	—	—

Net periodic benefit cost	$2,368	$1,495	$1,689	$162	$146	$246

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net (gain) loss	$(3,221)	$7,150	$(33)	$404	$120	$(543)
Change in prior service cost (credit)	118	—	—	(1)	—	—
Amortization of net loss	(956)	(408)	(485)	(24)	(19)	(19)
Amortization of prior service cost	(321)	(312)	(312)	(19)	(19)	(87)
Adjustment for change in measurement date	—	(39)	—	—	—	—

Total recognized in other comprehensive (loss) income	(4,380)	6,391	(830)	360	82	(649)

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(2,012)	$7,886	$859	$522	$228	$(403)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2010 are as follows:

		Other
		Post-Retirement
	Pension Plans	Benefits
	(In thousands)
Net actuarial losses	$558	$60
Prior service (credit) costs	(37)	18

Net amount recognized	$521	$78

Assumptions
Weighted-average assumptions used to determine pension benefit obligations at December 31,

	2009		2008
Discount rate	6.00% / 5.55	%(1)	6.00% / 6.40	%(2)
Rate of compensation increase	4.0%		4.50%

(1)	The discount rate was 6.00% for the Pension Plan and was 5.55% for the Supplemental and SERP plans with measurement dates of December 31, 2009.

(2)	The discount rate was 6.00% for the Pension Plan and was 6.40% for the Supplemental and SERP plans with measurement dates of December 31, 2008.
In general, the Bank has selected their assumptions with respect to the expected long-term rate of return based on the prevailing yields on high quality fixed income investments increased by a premium for equity return expectations.
Certain disaggregated information related to the Company’s defined benefit pension plans is as follows as of their respective measurement dates:

			Supplemental Plans
	Pension Plan		and SERPs
	2009	2008	2009	2008
	(In thousands)
Benefit Obligation:
Projected benefit obligation	$17,855	$16,542	$3,987	$3,987
Accumulated benefit obligation	14,835	13,283	3,750	3,621
Fair value of plan assets	17,385	13,032	—	—
Weighted-average assumptions used to determine net benefit pension expense for the years ended December 31,

	2009	2008	2007
Discount rate(1)	6.00% / 6.40%	6.30% / 6.20%	6.00%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.50%	4.50%	4.25%

(1)	The discount rate was 6.00% for the Pension Plan and 6.40% for the supplemental and SERP plans with measurement dates of December 31, 2009.
The accumulated post-retirement benefit obligation for the other post-retirement benefits was $2.2 million and $1.8 million as of December 31, 2009 and 2008, respectively.
The Company does not intend to apply for the government subsidy under Medicare Part-D for post-retirement prescription drug benefits. Therefore, the impact of the subsidy is not reflected in the development of the liabilities for the plan. As of December 31, 2009, prescription drug benefits are included in the post-retirement benefits offered to employees hired prior to March 1, 1993.

The expected long-term rate of return is based on the actual historical rates of return of published indices that are used to measure the plans’ target assets allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.
Assumed Healthcare Trend Rates
The Company’s accumulated post-retirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., healthcare cost trend rate) is assumed to be 10% at December 31, 2009, decreasing gradually to a rate of 5% at December 31, 2013. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in the assumed healthcare cost trend rate would have the following effects (dollars in thousands):

	1%	1%
	Increase	Decrease
	(In thousands)
Effect on post-retirement benefit obligation	$247	$(209)
Effect on total service and interest	14	(11)
Plan Assets
The Company’s fair value of major categories of Pension Plan assets are as follows:

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
Asset Category	(In thousands)
Domestic equity funds	$8,997	$—	$—	$8,997
International equity funds	1,746	—	—	1,746
Fixed income funds	187	—	—	187
Domestic bond funds	4,732	—	—	4,732
International bond funds	873	—	—	873
Real estate REIT index funds	850	—	—	850

Total	$17,385	$—	$—	$17,385

The plan assets measured at fair value in Level 1 are based on quoted market prices in an active exchange market.
The Company’s investment goal is to obtain a competitive risk adjusted return on the Pension Plan assets commensurate with prudent investment practices and the plan’s responsibility to provide retirement benefits for its participants, retirees and their beneficiaries. The 2009 targeted allocation for equity securities, debt securities and real estate is 62%, 33% and 5%, respectively. The pension Plan’s investment policy does not explicitly designate allowable or prohibited investments; instead, it provides guidance regarding investment diversification and other prudent investment practices to limit the risk of loss. The Plan’s asset allocation targets are strategic and long-term in nature and are designed to take advantage of the risk reducing impacts of asset class diversification.
Plan assets are periodically rebalanced to their asset class targets to reduce risk and to retain the portfolio’s strategic risk/return profile. Investments within each asset category are further diversified with regard to investment style and concentration of holdings.
Contributions
The Company contributed $1.0 million to the Pension Plan for the year ended December 31, 2009. In 2008, the Company contributed $1.5 million to the Pension Plan after the measurement date for the year ending December 31, 2008. The Company plans to contribute $900,000 to the Pension Plan in 2010.

Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Post-
	Pension	Retirement
Years Ending December 31,	Plans	Benefits
	(In thousands)
2010	$628	$116
2011	841	124
2012	987	131
2013	1,030	140
2014	1,056	148
Years 2015-2019	6,674	812
401(k) Plan: The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested to participants of the 401(k) Plan. For employees hired on or after January 1, 2005, a discretionary matching contribution equal to a uniform percentage of the amount of the salary reduction the employee elected to defer, which percentage will be determined each year by the Company. The Company contributed $396,000, $393,000 and $271,000 to the plan for the years ended December 31, 2009, 2008 and 2007, respectively.
Note 14. SHARE-BASED COMPENSATION
The Board of Directors and stockholders of the Company approved the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) in 2006. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options in connection with Awards under the Plan. As of December 31, 2009, there were 31,907 restricted stock shares and 416,700 stock options that remain available for future grants under the Plan.
The fair value of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period. The Company accelerates the recognition of compensation costs for stock-based awards granted to retirement-eligible employees and Directors and employees and Directors who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for vesting at the time an employee or Director retires. Stock-based compensation granted to non-retirement-eligible individuals is expensed over the normal vesting period.
Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $827,000, with a related tax benefit recorded of $285,000, for the year ended December 31, 2009 of which Director share-based compensation expense recognized (in the consolidated statement of operations as other non-interest expense) was $362,000 and officer share-based compensation expense recognized (in the consolidated statement of operations as salaries and benefits expense) was $476,000. The total charge of $838,000 includes $43,000 related to 4,537 vested restricted shares used for income tax withholding payments on behalf of certain executives.
Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $1,743,000, with a related tax benefit recorded of $593,000, for the year ended December 31, 2008 of which Director share-based compensation expense recognized (in the consolidated statement of operations as other non-interest expense) was $387,000 and officer share-based compensation expense recognized (in the consolidated statement of operations as salaries and benefits expense) was $1,356,000. The total charge of $1,743,000 includes $214,000 related to 17,762 vested restricted shares used for income tax withholding payments on behalf of certain executives.
Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $952,000, with a related tax benefit of $324,000, for the year ended December

31, 2007 of which Director share-based compensation expense recognized (in the consolidated statement of income as other non-interest expense) was $341,000 and officer share-based compensation expense recognized (in the consolidated statement of income as salaries and benefits expense) was $611,000. The total charge of $952,000 includes $21,000 related to 1,556 vested restricted shares used for income tax withholding payments on behalf of certain executives.
Stock Options:
The following table presents the activity related to stock options under the Plan for the year ended December 31, 2009:

			Weighted-Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)

Stock options outstanding at December 31, 2008	342,125	$14.74
Granted	126,250	9.24
Exercised	—	—
Forfeited or expired	(22,500)	14.70

Stock options outstanding at December 31, 2009	445,875	$13.18	8.0	$159

Stock options vested and exercisable at December 31, 2009	330,240	$14.04	7.6	$—

The following table presents the unvested Stock Option activity for the year ended December 31, 2009:

		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value

Unvested as of December 31, 2008	86,300	$3.07
Granted	126,250	3.05
Vested	(86,415)	3.05
Forfeited, expired or canceled	(10,500)	3.30

Unvested as of December 31, 2009	115,635	$3.04

The aggregate fair value of options vested was $264,000 and $534,000 for 2009 and 2008, respectively.
As of December 31, 2009, the unrecognized cost related to the stock options awarded of $257,000 will be recognized over a weighted-average period of 2.6 years.
For share-based compensation recognized for the years ended December 31, 2009, 2008 and 2007, the Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2009	2008	2007
Weighted per share average fair value of options granted	$3.05	$2.72	$4.08
Assumptions:
Risk-free interest rate	2.23%	3.24%	4.60%
Expected volatility	39.85%	22.11%	19.06%
Expected dividend yield	2.16%	1.67%	.84%
Expected life of options granted	6.0 years	6.0 years	6.5 years

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
The expected life of stock options granted represents the period of time that stock options granted are expected to be outstanding.
The risk-free interest rate for periods within the contractual life of the stock option is based on the average five- and seven-year U.S. Treasury Note yield curve in effect at the date of grant.
The expected dividend yield reflects an estimate of the dividends the Company expects to declare over the expected life of the options granted.
Stock options provide grantees the option to purchase shares of common stock at a specified exercise price and expire ten years from the date of grant.
The Company plans to use Treasury stock to satisfy future stock option exercises.
Additional information regarding stock options outstanding as of December 31, 2009, is as follows:

Options Outstanding			Exercisable Options
		Weighted-
Weighted-		Average		Weighted-
Average		Remaining		Average
Exercise		Contractual		Exercise
Prices	Shares	Life (Years)	Shares	Prices
$9.24	126,250	9.3	63,890	$9.24
$11.98	121,125	8.2	79,650	$11.98
$14.35	78,000	7.7	66,200	$14.35
$17.77	120,500	7.0	120,500	$17.77
Restricted Stock:
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock
The following table presents the activity for restricted stock for the year ended December 31, 2009:

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value

Unvested as of December 31, 2008	67,580	$15.23
Granted	16,427	9.24
Vested	(33,112)	14.93
Forfeited	(9,200)	13.57

Unvested as of December 31, 2009	41,695	$13.47

The fair value of restricted shares that vested during the years ended December 31, 2009, 2008 and 2007 was $494,000, $1.1 million and $264,000, respectively. The weighted-average grant date fair value of restricted stock granted during the year ended December 31, 2009 was $9.24 and for the year ended December 31, 2008 was $11.98. There were no restricted stock shares granted in 2007.
As of December 31, 2009, there was $431,000 of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 1.7 years.
Of the remaining unvested restricted stock, 23,445 shares will vest in 2010, 7,950 shares in 2011, 7,950 shares will vest in 2012 and 2,350 shares will vest in 2013. All unvested restricted stock shares are expected to vest.

Employee Stock Ownership Plan: As part of the reorganization and stock offering completed in 2005, the Company established an ESOP for eligible employees of the Bank, and authorized the Company to lend the funds to the ESOP to purchase 699,659 or 3.6% of the shares issued in the initial public offering. Upon completion of the reorganization, the ESOP borrowed $4.4 million from the Company to purchase 437,287 shares of common stock. Additional shares of 59,300 and 203,072 were subsequently purchased by the ESOP in the open market at a total cost of $817,000 and $2.7 million in 2006 and 2005, respectively, with additional funds borrowed from the Company. The Bank intends to make annual contributions to the ESOP that will be adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP. The interest rate for the ESOP loan is the prime rate plus one percent, or 4.25% as of December 31, 2009. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of December 31, 2009, the outstanding principal and interest due was $4.5 million and principal payments of $3.4 million have been made on the loan since inception. Dividends paid in 2009 totaling $84,000 on unallocated ESOP shares were offset to the interest payable on the note owed by the Company.
As of December 31, 2009, there were 208 participants receiving an ESOP allocation with an aggregate eligible compensation of $10.9 million. The shares were allocated among the participants in proportion to each individual’s compensation as a percentage of the total aggregate compensation. Compensation was capped at $245,000 for 2009, as prescribed by law. The 2010 compensation cap is $245,000.
ESOP expense was $928,000, $913,000 and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, there were 265,455 allocated and 419,795 unallocated ESOP shares and the unallocated shares had an aggregate fair value of $7.2 million.

Note 15. INCOME TAXES
The components of the income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(In thousands)
Current	$6,177	$4,572	$3,576
Deferred	(1,242)	(5,528)	540

Total income tax expense (benefit)	$4,935	$(956)	$4,116

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$4,389	$4,268
Investment security losses	5,127	5,288
Pension and post-retirement liabilities	2,433	3,194
Stock incentive award plan	471	352
Other	606	465

Gross deferred tax assets	13,026	13,567

Deferred tax liabilities:
Unrealized gains on securities	(2,129)	(1,859)
Other	(289)	(232)

Gross deferred tax liabilities	(2,418)	(2,091)

Net deferred tax asset	$10,608	$11,476

As of December 31, 2009, management believes it is more likely than not that the deferred tax assets will be realized through future earnings and future reversals of existing taxable temporary differences. As of December 31, 2009 and 2008, our net deferred tax asset was $10.6 million and $11.5 million, respectively, and there was no valuation allowance.
Retained earnings at December 31, 2009 includes a contingency reserve for loan losses of approximately $1.2 million, which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income, and, if the reserve is used for purposes other than to absorb losses on loans, a Federal income tax liability could be incurred. It is not anticipated that the Company will incur a Federal income tax liability relating to this reserve balance, and accordingly, deferred income taxes of approximately $408,000 at December 31, 2009 have not been recognized.
As of December 31, 2008 and December 31, 2009, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2006 through 2009.
For the years ended December 31, 2009, 2008 and 2007, a reconciliation of the anticipated income tax provision (computed by applying the Federal statutory income tax rate of 34% to income before income tax expense), to the provision for income taxes as reported in the statements of operations is as follows:

	Years Ended December 31,
	2009	2008	2007
		(In thousands)
Provision for income tax at statutory rate	$4,986	$(865)	$4,230
Increase (decrease) resulting from:
Increase in cash surrender value of Bank- Owned Life Insurance	(126)	(130)	(125)
Dividend received deduction	(76)	(234)	(67)
Tax exempt interest and disallowed interest expense	(11)	(16)	(17)
Excess book basis of Employee Stock Ownership Plan	40	42	84
Compensation deduction limit	—	243	—
Other, net	122	4	11

Total provision for income taxes	$4,935	$(956)	$4,116

Note 16. COMMITMENTS AND CONTINGENCIES
Leases: The Company leases certain of its branch offices under operating lease agreements which contain renewal options for periods up to twenty years. In addition to rental payments, the branch leases require payments for executory costs. The Company also leases certain equipment under non-cancelable operating leases.
Future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows as of December 31, 2009:

(In thousands)
2010	$787
2011	772
2012	739
2013	721
2014	662
Thereafter	10,001

$13,682

Total rental expense charged to operations for all cancelable and non-cancelable operating leases approximated $999,000, $983,000 and $780,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company, as a landlord, leases space to third party tenants under non-cancelable operating leases. In addition to base rent, the leases require payments for executory costs. Future minimum rental receivable under the non-cancelable leases are as follows as of December 31, 2009:

(In thousands)
2010	$327
2011	327
2012	318
2013	318
2014	318
Thereafter	528

$2,136

Rental income is recorded as a reduction to occupancy expense and amounted to $327,000, $320,000 and $346,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
Employment and Change in Control Agreements: In 2009, the Bank and the Company renewed the employment agreements and change in control agreements for the executive officers and entered into employment agreements and change in control agreements with three additional officers which are effective January 1, 2010. Each employment and change in control agreement has an initial term of one year which is automatically extended on each January 1st for one additional year unless written notice is given by either party; provided, however, that no such notice by the Bank or the Company will be effective if a change of control or potential change in control has occurred prior to the date of such notice.
Under certain specified circumstances, the employment agreements require certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations. If the Bank chooses to terminate these employment agreements for reasons other than cause, or if the officer resigns from the Bank after specified circumstances that would constitute good reason, as defined in the employment agreement, the officer would be entitled to receive a severance benefit in the amount of three times the sum of his or her base salary and his or her potential annual incentive compensation for the year of termination or, if higher, his or her actual annual incentive compensation for the year prior to the year of termination, payable in monthly installments over the employment agreement renewal period following termination. In addition, the officer will be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. In consideration for the compensation and benefits provided under their employment agreement, the officers are prohibited from competing with the Bank and the Company during the term of the employment agreements and for a period of two years following termination of employment for any reason.
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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)
Commitments to extend credit:
Future loan commitments	$36,650	$48,743
Undisbursed construction loans	86,492	93,905
Undisbursed home equity lines of credit	125,511	113,725
Undisbursed commercial lines of credit	57,713	58,605
Standby letters of credit	10,555	12,231
Unused checking overdraft lines of credit	94	112

	$317,015	$327,321

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
Note 17. REGULATORY MATTERS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, 2008 and 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since then that management believes have changed the Bank’s category. Prompt corrective provisions are not applicable to bank holding companies
The following is a summary of the Bank’s regulatory capital amounts and ratios as of December 31, 2009 and 2008 compared to the FDIC’s requirements for classification as a well capitalized institution and for minimum capital adequacy. Also included is a summary of Rockville Financial, Inc.’s regulatory capital and ratios as of December 31, 2009 and 2008:

					To Be Well Capitalized
					Under
			Required Minimum		Prompt Corrective
	Actual		Ratios		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Rockville Bank:
December 31, 2009
Total capital to risk weighted assets	$158,870	13.1%	$96,976	8.0%	$121,220	10.0%
Tier I capital to risk weighted assets	145,654	12.0	48,488	4.0	72,732	6.0
Tier I capital to total average assets	145,654	9.3	62,478	4.0	78,097	5.0

Rockville Bank:
December 31, 2008
Total capital to risk weighted assets	$147,898	12.8%	$92,436	8.0%	$115,545	10.0%
Tier I capital to risk weighted assets	134,621	11.7	46,024	4.0	69,036	6.0
Tier I capital to total average assets	134,621	8.8	61,191	4.0	76,489	5.0

Rockville Financial, Inc.:
December 31, 2009
Total capital to risk weighted assets	$170,559	14.1%	$96,978	8.0%	N/A	N/A
Tier I capital to risk weighted assets	157,343	13.0	48,489	4.0	N/A	N/A
Tier I capital to total average assets	157,343	10.1	62,028	4.0	N/A	N/A

Rockville Financial, Inc.:
December 31, 2008
Total capital to risk weighted assets	$162,068	14.2%	$91,306	8.0%	$114,132	10.0%
Tier I capital to risk weighted assets	148,791	12.9	46,137	4.0	69,205	6.0
Tier I capital to total average assets	148,791	10.4	57,227	4.0	71,534	5.0
On October 8, 2008, Rockville Financial, Inc. made a $10.0 million capital contribution to Rockville Bank. This capital contribution has no affect on the capital amounts and ratios of Rockville Financial, Inc., but increased Rockville Bank’s capital amounts and ratios at the time of the capital contribution.
Connecticut law restricts the amount of dividends that the Bank can pay based on retained earnings for the current year and the preceding two years. As of December 31, 2009, $16.5 million was available for the payment of dividends.

Note 18. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

			Cumulative
		Unrealized	effect
		Gains on	adjustment of a	Accumulated
	Minimum	Available-	change in	Other
	Pension	ForSale	accounting	Comprehensive
	Liability	Securities	principle(1)	(Loss) Income
	(In thousands)
December 31, 2006	$(4,406)	$2,738	$—	$(1,668)
Change	976	451	—	1,427

December 31, 2007	(3,430)	3,189	—	(241)
Change	(4,272)	420	—	(3,852)

December 31, 2008	(7,702)	3,609	—	(4,093)
Change	2,653	1,441	(1,034)	3,060

December 31, 2009	$(5,049)	$5,050	$(1,034)	$(1,033)

(1)	The effect of the adoption of FSP FAS 115-2 (ASC 320)
The following table summarizes other comprehensive income (loss) and the related tax effects:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net income (loss) as reported	$9,732	$(1,587)	$8,328
Unrealized gain on securities available for sale	2,184	637	684
Income tax provision expense	(743)	(217)	(233)

Net unrealized gain on securities available for sale	1,441	420	451

Benefit plans amortization	4,019	(6,474)	1,479
Income tax provision (expense) benefit	(1,366)	2,202	(503)

Net benefit plans amortization	2,653	(4,272)	976

Other comprehensive income (loss), net of tax	4,094	(3,852)	1,427

Total comprehensive income (loss)	$13,826	$(5,439)	$9,755

Note 19. PARENT COMPANY FINANCIAL INFORMATION
The following represents the Company’s condensed statements of condition as of December 31, 2009 and 2008 and condensed statements of operations and cash flows for the years ended December 31, 2009 , 2008 and 2007 which should be read in conjunction with the consolidated financial statements and related notes:
Condensed Statements of Condition

	December 31,
	2009	2008
	(In thousands)
Assets:
Cash and due from banks	$5,129	$7,386
Accrued interest receivable	1	5
Deferred tax asset-net	23	18
Investment in Rockville Bank	145,739	131,604
Due from Rockville Bank	5,002	4,298
Other assets	1,724	2,634

Total Assets	$157,618	$145,945

Liabilities and Stockholders’ Equity:
Accrued expenses and other liabilities	$190	$168
Stockholders’ equity	157,428	145,777

Total Liabilities and Stockholders’ Equity	$157,618	$145,945

Condensed Statements of Operations

	For the Years ended
	December 31,
	2009	2008	2007
	(In thousands)
Interest and dividend income:
Interest on investments	$46	$224	$384

Net interest income	46	224	384

Non-interest expenses:
General and administrative	512	568	628

Total non-interest expense	512	568	628

Loss before tax benefit and equity in undistributed net income (loss) of Rockville Bank	(466)	(344)	(244)
Income tax benefit	157	116	82

Loss before equity in undistributed net income (loss) of Rockville Bank	(309)	(228)	(162)
Equity in undistributed net income (loss) of Rockville Bank	10,041	(1,359)	8,490

Net income (loss)	$9,732	$(1,587)	$8,328

Condensed Statements of Cash Flows

	For the Years ended
	December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$9,732	$(1,587)	$8,328
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	1,755	2,655	1,855
Undistributed (income) loss of Rockville Bank	(10,041)	1,359	(8,490)
Deferred tax benefit	(5)	289	441
Net change in:
Accrued interest receivable	4	13	7
Due from Rockville Bank	(704)	(1,457)	(753)
Other assets	910	594	(2,525)
Accrued expenses and other liabilities	22	45	124

Net cash provided by (used in) operating activities	1,673	1,911	(1,013)

Cash flows from investing activities:
Capital investment in Rockville Bank	—	(10,000)	—

Net cash used in investing activities	—	(10,000)	—

Cash flows from financing activities:
Acquisition of common stock	(198)	(4,119)	(7,175)
Cancellation of shares for tax withholding	(44)	—	—
Cash dividends paid on common stock	(3,688)	(3,691)	(3,008)

Net cash used in financing activities	(3,930)	(7,810)	(10,183)

Net decrease in cash and cash equivalents	(2,257)	(15,899)	(11,196)
Cash and cash equivalents — beginning of period	7,386	23,285	34,481

Cash and cash equivalents — end of year	$5,129	$7,386	$23,285

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,401	$1,751	$2,001
As of December 31, 2009 and 2008, the Company had not engaged in any business activities other than owning the common stock of Rockville Bank.

Note 20. SELECTED QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED):
The following table presents quarterly financial information of the Company for the years ended December 31, 2009 and 2008:

	For the three months ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009	2008	2008	2008	2008
(In thousands, except per share data)
Interest and dividend income	$18,940	$18,684	$19,114	$19,324	$19,983	$19,676	$18,940	$18,946
Interest expense	6,517	7,384	7,813	8,061	8,568	8,472	8,727	9,179

Net interest income	12,423	11,300	11,301	11,263	11,415	11,204	10,213	9,767
Provision for loan losses	658	700	304	299	1,444	700	125	124

Net interest income after provision for loan losses	11,765	10,600	10,997	10,964	9,971	10,504	10,088	9,643
Non-interest income (loss)(1)	1,590	1,809	2,582	991	(786)	(9,955)	340	1,414
Other non-interest expense	8,970	8,842	9,715	9,104	7,829	8,233	8,356	9,344

Income (loss) before income taxes	4,385	3,567	3,864	2,851	1,356	(7,684)	2,072	1,713
Provision (benefit) for income taxes	1,503	1,227	1,270	935	189	(2,382)	679	558

Net income (loss)	$2,882	$2,340	$2,594	$1,916	$1,167	$(5,302)	$1,393	$1,155

Basic and diluted earnings per share	$0.16	$0.13	$0.14	$0.10	$0.06	$(0.29)	$0.08	$0.06

Stock Price (per share):
High	$11.68	$14.79	$12.50	$14.46	$15.50	$17.00	$14.50	$13.98
Low	$9.68	$9.88	$8.44	$6.17	$8.80	$12.00	$12.51	$9.75

(1)	In the second quarter of 2008, non-interest income included other-than-temporary impairment charges of $1.2 million related to preferred stock of Freddie Mac and Fannie Mae. In the third quarter of 2008, non-interest income included other-than-temporary impairment charges of $9.8 million related to preferred stock of Freddie Mac and Fannie Mae, $1.1 million related to one pooled trust preferred security, $395,000 related to one mutual fund and $208,000 related to four common stocks. In the fourth quarter of 2008, non-interest income included other-than-temporary impairment charges of $612,000 related to preferred stock of Freddie Mac and Fannie Mae, $191,000 related to one mutual fund and $914,000 related to eleven common stocks. In the first quarter of 2009, non-interest income included other-than temporary impairment charges of $65,000 related to one mutual fund and $292,000 related to three equity securities. No material charges were taken in the remainder of 2009. In the second quarter of 2009 the Company recorded $867,000 of security gains and $289,000 of gains on the sale of one-to-four family fixed rate residential loans. Refer to Note 7 — Investment Securities for additional information on other-than-temporary impairments.
Note 21. SUBSEQUENT EVENT
On September 21, 2009, the Company entered into an agreement to purchase the assets of Family Choice Mortgage Company, a privately held Massachusetts mortgage origination corporation operating in Massachusetts and Connecticut. The transaction closed on January 11, 2010 and now operates under the name of Rockville Bank Mortgage, Inc., a subsidiary of Rockville Bank. This addition helps to expand the Company’s mortgage origination business, particularly in the area of Federal Housing Administration (FHA) loans, Veterans Administration (VA) loans, loans to first time home buyers, and Reverse Mortgages. The acquisition is structured as an earn-out whereby the principal of the business receives a cash payout over seven years, at a pace to be determined by income earned after taxes by the subsidiary. Policies and procedures have been implemented that govern expense and revenue sharing. The subsidiary will be included within the risk management system of the Company and is not expected to have a significant effect on the operations of the Company.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.
The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears on page 65.
Item 9B. Other Information
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2010 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2009.
Item 11. Executive Compensation
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2010 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2010 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2010 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2009.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2010 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2009.

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

3.2.1
Amendment dated December 12, 2007 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on December 12, 2007)

3.2.2
Amendment and restatement dated February 13, 2008 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on February 14, 2008)

3.3
Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1
Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.1.1	Rockville Bank Extension Notice Agreement by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective January 1, 2010 filed herewith

10.2
Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.2.1	Rockville Bank Extension Notice Agreement by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective January 1, 2010 filed herewith

10.3
Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 4, 2010 (incorporated herein by reference to Exhibit 3.1 to the Current Report on the Company’s Form 8-K filed on January 7, 2010).

10.4
Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Christopher E. Buchholz, effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.4.1	Rockville Bank Extension Notice Agreement by and among Rockville Financial, Inc., Rockville Bank and Christopher E. Buchholz, effective January 1, 2010 filed herewith

10.5
Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.5.1	Rockville Bank Extension Notice Agreement by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2010 filed herewith

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

21	Subsidiaries of Rockville Financial, Inc. and Rockville Bank filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, Wolf & Company, P.C. filed herewith

23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche, LLP filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto.

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

Date: March 10, 2010

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William J. McGurk William J. McGurk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2010

/s/ John T. Lund John T. Lund	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2010

/s/ Michael A. Bars Michael A. Bars	Vice Chairman	March 10, 2010

/s/ C. Perry Chilberg C. Perry Chilberg	Director	March 10, 2010

/s/ David A. Engelson David A. Engelson	Director	March 10, 2010

/s/ Pamela J. Guenard Pamela J. Guenard	Director	March 10, 2010

/s/ Joseph F. Jeamel, Jr. Joseph F. Jeamel, Jr.	Executive Vice President and Director	March 10, 2010

/s/ Raymond H. Lefurge, Jr. Raymond H. Lefurge, Jr.	Chairman	March 10, 2010

/s/ Stuart E. Magdefrau Stuart E. Magdefrau	Director	March 10, 2010

/s/ Thomas S. Mason Thomas S. Mason	Director	March 10, 2010

/s/ Peter F. Olson Peter F. Olson	Director	March 10, 2010

Signatures	Title	Date

/s/ Rosemarie Novello Papa Rosemarie Novello Papa	Director	March 10, 2010

/s/ Richard M. Tkacz Richard M. Tkacz	Director	March 10, 2010

EXHIBIT INDEX

Exhibit
Number	Description
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

3.2.1
Amendment dated December 12, 2007 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on December 12, 2007)

3.2.2
Amendment and restatement dated February 13, 2008 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on February 14, 2008)

3.3
Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1
Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 11, 2009).

10.1.1	Rockville Bank Extension Notice Agreement by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective January 1, 2010 filed herewith.

10.2
Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 11, 2009).

10.2.1	Rockville Bank Extension Notice Agreement by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective January 1, 2010 filed herewith.

10.3
Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund effective January 4, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on the Company’s Form 8-K filed on January 7, 2010)

10.4
Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Christopher E. Buchholz, effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 11, 2009).

10.4.1	Rockville Bank Extension Notice Agreement by and among Rockville Financial, Inc., Rockville Bank and Christopher E. Buchholz, effective January 1, 2010 filed herewith.

10.5
Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 11, 2009).

10.5.1	Rockville Bank Extension Notice Agreement by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2010 filed herewith.

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

21	Subsidiaries of Rockville Financial, Inc. and Rockville Bank filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, Wolf & Company, P.C. filed herewith

23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche, LLP filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto.

2