Form 10-Q
period 2010-03-31
Rockville Financial Inc.
filed 2010-05-10
CIK 1311131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010.
Commission File Number: 000-51239
ROCKVILLE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Connecticut	30-0288470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut	06066
(Address of principal executive offices)	(Zip Code)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
As of April 30, 2010, there were 19,551,938 shares of Registrant’s no par value common stock outstanding.

Part I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements
Rockville Financial, Inc. and Subsidiary
Consolidated Statements of Condition
(In Thousands Except Share Amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$15,460	$18,507
Short-term investments	3,818	800

Total cash and cash equivalents	19,278	19,307
AVAILABLE FOR SALE SECURITIES-At fair value	99,460	102,751
HELD TO MATURITY SECURITIES-At amortized cost	18,027	19,074
LOANS RECEIVABLE (Net of allowance for loan losses of $13,418 in 2010 and $12,539 in 2009)	1,354,531	1,361,019
FEDERAL HOME LOAN BANK STOCK, at cost	17,007	17,007
ACCRUED INTEREST RECEIVABLE	4,634	4,287
DEFERRED TAX ASSET-Net	10,758	10,608
PREMISES AND EQUIPMENT-Net	15,538	15,863
GOODWILL	1,149	1,070
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	10,170	10,076
OTHER REAL ESTATE OWNED	3,131	3,061
PREPAID FDIC ASSESSMENTS	4,965	5,884
OTHER ASSETS	1,792	1,127

	$1,560,440	$1,571,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS:
Non-interest-bearing	$142,070	$150,484
Interest-bearing	986,376	978,624

Total deposits	1,128,446	1,129,108
MORTGAGORS’ AND INVESTORS’ ESCROW ACCOUNTS	3,565	6,385
ADVANCES FROM THE FEDERAL HOME LOAN BANK	253,752	263,802
ACCRUED EXPENSES AND OTHER LIABILITIES	14,571	14,411

Total liabilities	1,400,334	1,413,706

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding in 2010 and 2009)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,552,791 and 19,554,774 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively.)	85,249	85,249
Additional paid in capital	4,209	4,082
Unearned compensation — ESOP	(4,003)	(4,178)
Treasury stock, at cost (698,826 at March 31, 2010 and December 31, 2009)	(9,663)	(9,663)
Retained earnings	84,694	82,971
Accumulated other comprehensive loss, net of tax	(380)	(1,033)

Total stockholders’ equity	160,106	157,428

	$1,560,440	$1,571,134

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiary
Consolidated Statements of Income
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans	$17,641	$17,319
Securities-interest	1,197	1,888
Securities-dividends	103	117

Total interest and dividend income	18,941	19,324

INTEREST EXPENSE:
Deposits	3,000	5,451
Borrowed funds	2,543	2,610

Total interest expense	5,543	8,061

Net interest income	13,398	11,263

PROVISION FOR LOAN LOSSES	903	299

Net interest income after provision for loan losses	12,495	10,964

NON-INTEREST INCOME:
Total other-than-temporary impairment of equity securities	—	(357)
Services charges and fees	1,242	1,243
Net gain from sale of securities	188	69
Net gain from sales of loans	159	39
Other income (loss)	98	(3)
Total non-interest income	1,687	991

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,790	4,822
Service bureau fees	999	1,014
Occupancy and equipment	1,127	1,148
Professional fees	390	344
Marketing and promotions	274	256
FDIC assessments	400	361
Other real estate owned	368	—
Other	1,287	1,159

Total non-interest expense	9,635	9,104

INCOME BEFORE INCOME TAXES	4,547	2,851

PROVISION FOR INCOME TAXES	1,693	935

NET INCOME	$2,854	$1,916

See accompanying notes to unaudited consolidated financial statements.
(Continued)

Rockville Financial, Inc.
Consolidated Statements of Income — Concluded
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Net income per share (see Note 2):
Basic	$0.15	$0.10
Diluted	0.15	0.10
Weighted average shares outstanding:
Basic	18,516,964	18,441,812
Diluted	18,520,314	18,441,812
See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands, Except Share Date)
(Unaudited)

			Additional	Unearned				Accumulated Other	Total
	Common Stock		Paid in	Compensation	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	- ESOP	Earnings	Shares	Amount	Loss	Equity
Balance at December 31, 2009	19,554,774	$85,249	$4,082	$(4,178)	$82,971	698,826	$(9,663)	$(1,033)	$157,428
Cumulative effect of adjustment to retained earnings relating to impairment of securities	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	2,854	—	—	—	2,854
Net unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	556	556
Change in accumulated other comprehensive loss related to employee benefit plans, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	97	97

Total comprehensive income									3,507

Share-based compensation expense	—	—	136	—	—	—	—	—	136
ESOP shares released or committed to be released	—	—	11	175	—	—	—	—	186
Cancellation of shares for tax withholding	(1,983)	—	(20)	—	—	—	—	—	(20)
Dividends paid ($0.06 per common share)	—	—	—	—	(1,131)	—	—	—	(1,131)

Balance at March 31, 2010	19,552,791	$85,249	$4,209	$(4,003)	$84,694	698,826	$(9,663)	$(380)	$160,106

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,854	$1,916
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(34)	(46)
Share-based compensation expense	136	384
Amortization of ESOP Expense	186	175
Provision for loan losses	903	299
Net gain from sales of securities	(188)	(69)
Other-than-temporary impairment of securities	—	357
Loans originated for sale	(8,633)	(4,326)
Proceeds from sales of loans	8,633	2,271
Gains on sale of OREO	(1)	—
Depreciation and amortization	379	409
Loss on disposal of equipment	1	—
Deferred income tax benefit	(187)	(566)
Increase in cash surrender value of bank-owned life insurance	(94)	(89)
Net change in:
Deferred loan fees and premiums	(45)	305
Accrued interest receivable	(347)	(323)
Other assets	254	(253)
Accrued expenses and other liabilities	(94)	341

Net cash provided by operating activities	3,723	785

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	399	285
Proceeds from calls and maturities of available for sale securities	—	500
Principal payments on available for sale mortgage-backed securities	—	6,551
Principal payments on held to maturity mortgage-backed securities	1,063	1,047
Principal payments on available for sale securities	4,891	—
Purchases of available for sale securities	(952)	(12)
Proceeds from sale of portfolio loans	—	191
Proceeds from sale of OREO	39	—
Purchase of loans	(82)	(2,529)
Principal loan payments (loan originations), net	5,604	(39,524)
Purchases of premises and equipment	(31)	(499)

Net cash provided by (used in) investing activities	10,931	(33,990)

See accompanying notes to unaudited consolidated financial statements.
(Continued)

Rockville Financial, Inc. and Subsidiary
Consolidated Statements of Cash Flows — Concluded
(In Thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(662)	34,537
Net decrease in mortgagors’ and investors’ escrow accounts	(2,820)	(2,440)
Net (decrease) increase in short-term Federal Home Loan Bank advances	(15,000)	10,000
Proceeds from long-term Federal Home Loan Bank advances	5,000	—
Repayments of long-term Federal Home Loan Bank advances	(50)	(7,047)
Common stock repurchased	—	(198)
Cancellation of shares for tax withholding	(20)	—
Cash dividends paid on common stock	(1,131)	(943)

Net cash (used) provided by financing activities	(14,683)	33,909

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALTENTS	(29)	704

CASH AND CASH EQUIVALENTS—Beginning of period	19,307	14,901

CASH AND CASH EQUIVALENTS—End of period	$19,278	$15,605

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,530	$8,109
Income taxes	1,550	901
Transfer of loans to other real estate owned	108	—
Goodwill recognition from subsidiary acquisition	79	—
Transfer to fixed assets from subsidiary acquisition	24	—
See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
1. Basis of Presentation and Principles of Consolidation
The consolidated interim financial statements and the accompanying notes presented in this report include the accounts of Rockville Financial, Inc., its wholly-owned subsidiary Rockville Bank, and the Bank’s wholly-owned subsidiaries, The SBR Mortgage Company, The SBR Investment Corp., Rockville Commercial Foreclosed Properties, Inc., Rockville Residential Foreclosed Properties, Inc., Rockville Financial Services, Inc. and Rockville Bank Mortgage, Inc. Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed on December 17, 2004. Rockville Financial MHC, Inc. holds fifty-five percent of the Company’s common stock, and the Company holds of all the common stock of Rockville Bank (the “Bank”).
The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim consolidated financial statements. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim consolidated financial statements should be read in conjunction with the Company’s 2009 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, derivative financial instruments, pension and other post-retirement benefits, share-based compensation expense, uncertain tax positions, deferred tax assets and the evaluation of investment securities for other-than-temporary impairment.
2. Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	For the Three Months
	Ended March 31,
	2010	2009
Net income (in thousands)	$2,854	$1,916

Weighted-average basic shares outstanding	18,516,964	18,441,812
Dilutive effect of stock options	3,350	—

Weighted-average diluted shares	18,520,314	18,441,812

Earnings per share:
Basic	$0.15	$0.10

Diluted	$0.15	$0.10

Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Unvested restricted shares are included in the weighted-average number of common shares outstanding for basic earnings per share calculations. For the three month period ended March 31, 2010 and 2009, the Company’s common stock equivalents relate solely to stock options granted and outstanding. Stock options that would have an anti-dilutive effect on earnings per share are excluded from the calculation. For the quarter ended March 31, 2010, the number of shares excluded from the EPS calculation was 445,875.

3. Recent Accounting Pronouncements
Fair Value Measurements and Disclosures, ASC Topic 820: In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2010-06. The update provides guidance that requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This guidance was effective for the Company on January 1, 2010. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
Transfers of Financial Assets, Topic 860: In June 2009, the FASB issued ASU No. 2009-16 which requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk in the assets. The guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and enhances the disclosure requirements for sellers of the assets. This guidance was effective for the Company on January 1, 2010. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
4. Fair Value Measurements
The Company groups its assets and liabilities generally measured at fair value in three levels based upon a three-tier hierarchy based in markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The fair value hierarchy is as follows:
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
Items Measured at Fair Value on a Recurring Basis: The following valuation methodologies are used for assets that are recorded at fair value on a recurring basis. There were no liabilities recorded at fair value on a recurring basis.
Available for Sale Securities: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using an independent pricing service. Level 1 securities are those traded on active markets for identical securities including U.S. treasury debt securities, equity securities and mutual funds. Level 2 securities include U.S. government agency obligations, U.S. government-sponsored enterprises, mortgage-backed securities, corporate and other debt securities. Level 3 securities include private placement securities and thinly traded equity securities.

Assets Recorded at Fair Value on a Recurring Basis:

	Fair Value Measurements
	At March 31, 2010,
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Description	(In thousands)
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$7,065	$2,014	$5,051	$—
Residential mortgage-backed securities	71,291	—	71,291	—
Corporate debt securities	4,636	—	4,636	—
Other debt securities	728	—	728	—
Marketable equity securities	15,740	15,667	—	73

Total Assets Measured at Fair Value	$99,460	$17,681	$81,706	$73

	Fair Value Measurements
	At December 31, 2009,
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Description	(In thousands)
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$7,052	$2,018	$5,034	$—
Residential mortgage-backed securities	75,967	—	75,967	—
Corporate debt securities	4,656	—	4,656	—
Other debt securities	731	—	731	—
Marketable equity securities	14,345	14,272	—	73

Total Assets Measured at Fair Value	$102,751	$16,290	$86,388	$73

There were no significant transfers in or out of Level 1 or into Level 2 for the quarter ended March 31, 2010.
Transfers out of Level 2 during the first quarter included principal payments totaling $6.0 million in residential mortgage-backed securities.
The changes in Level 3 assets measured at fair value on a recurring basis are as follows:
Investment Securities Available-for-Sale:

For the three months ended March 31, 2010	(In thousands)

Balance of recurring Level 3 assets at December 31, 2009	$73
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	—
Included in other comprehensive income	—
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets at March 31, 2010	$73

For the three months ended March 31, 2009	(In thousands)
Balance of recurring Level 3 assets at December 31, 2008	$2,114
Total gains or losses (realized/unrealized):
Included in earnings-realized	–
Included in earnings-unrealized	–
Included in other comprehensive income	(355)
Purchases, sales, issuances and settlements, net	(8)
Transfers in and/or out of Level 3	(241)

Balance of recurring Level 3 assets at March 31, 2009	$1,510

Items Measured at Fair Value on a Non-Recurring Basis:
The following is a description of the valuation methodologies used for certain assets that are recorded at fair value on a non-recurring basis.
The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
Impaired Loans: Accounting standards require that a creditor recognize the impairment of a loan if the present value of expected future cash flows discounted at the loan’s effective interest rate (or, alternatively, the observable market price of the loan or the fair value of the collateral) is less than the recorded investment in the impaired loan. Non-recurring fair value adjustments to collateral dependent loans are recorded, when necessary, to reflect partial write-downs based upon observable market price or current appraised value of the collateral less costs and discounts based on management’s judgment of current conditions. Based on the significance of management’s judgment, the Company records impaired loans as non-recurring Level 3 fair value measurements.
Assets Recorded at Fair Value on a Non-recurring Basis:
The following table presents the Company’s assets measured at fair value on a non-recurring basis for the three months ended March 31, 2010 and year ended December 31, 2009:

	Fair Value Measurements At March 31, 2010 using;
	(In thousands)
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total Losses
	(In thousands)
Impaired loans	$7,788	$–	$–	$7,788	$(884)

Total Assets Measured at Fair Value	$7,788	$–	$–	$7,788	$(884)

	Fair Value Measurements At December 31, 2009 using;
	(In thousands)
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total Losses
	(In thousands)
Impaired loans	$5,473	$–	$–	$5,473	$(381)

Total Assets Measured at Fair Value	$5,473	$–	$–	$5,473	$(381)

There were no liabilities reported at fair value on a non-recurring basis on the balance sheet at March 31, 2010 or December 31, 2009.
As of March 31, 2010 and December 31, 2009, the carrying value and estimated fair values of the Company’s financial instruments are as described below. Certain financial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	March 31, 2010		December 31, 2009
	Carrying		Carrying
(In thousands)	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$19,278	$19,278	$19,307	$19,307
Available for sale securities	99,460	99,460	102,751	102,751
Held to maturity securities	18,027	19,055	19,074	20,011
Loans receivable-net	1,354,531	1,354,273	1,361,019	1,360,789
FHLBB stock	17,007	17,007	17,007	17,007
Accrued interest receivable	4,634	4,634	4,287	4,287

Financial liabilities:
Deposits	1,128,446	1,135,374	1,129,108	1,135,815
Mortgagors’ and investors’ escrow accounts	3,565	3,565	6,385	6,385
Advances from FHLBB	253,752	267,711	263,802	276,619

5. Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale and held to maturity securities at March 31, 2010 and December 31, 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2010	(In thousands)
Available for sale:
Debt securities:
U.S. Government and government- sponsored enterprise obligations	$7,012	$53	$—	$7,065
Government-sponsored residential mortgage-backed securities	67,676	3,616	1	71,291
Corporate debt securities	5,874	—	1,239	4,635
Other debt securities	722	7	—	729

Total debt securities	81,284	3,676	1,240	83,720

Marketable equity securities, by sector:
Banks	1,256	2,828	8	4,076
Consumer and household products	1,134	68	13	1,189
Food and beverage service	1,151	180	48	1,283
Government-sponsored enterprises	283	298	—	581
Healthcare/pharmaceutical	387	—	31	356
Industrial	695	184	26	853
Integrated utilities	742	50	—	792
Mutual funds	2,633	74	—	2,707
Oil and gas	754	439	—	1,193
Technology/Semiconductor	228	93	—	321
Telecommunications	661	68	40	689
Transportation	294	21	1	314
Other industries	1,030	372	16	1,386

Total marketable equity securities	11,248	4,675	183	15,740

Total available for sale	$92,532	$8,351	$1,423	$99,460

At March 31, 2010, the net unrealized gain on securities available for sale of $6.9 million, net of income taxes of $2.3 million, or $4.6 million, is included in accumulated other comprehensive loss.

Held to maturity:
Government-sponsored residential mortgage-backed securities	$18,027	$1,028	$—	$19,055

Total held to maturity	$18,027	$1,028	$—	$19,055

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2009	(In thousands)
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$7,017	$36	$1	$7,052
Government-sponsored residential mortgage-backed securities	72,537	3,431	1	75,967
Corporate debt securities	5,879	—	1,223	4,656
Other debt securities	722	9	—	731

Total debt securities	86,155	3,476	1,225	88,406

Marketable equity securities, by sector:
Banks	1,256	2,470	173	3,553
Consumer and household products	839	40	17	862
Food and beverage service	948	158	41	1,065
Government-sponsored enterprises	284	217	—	501
Healthcare/pharmaceutical	387	3	19	371
Industrial	639	134	13	760
Integrated utilities	742	69	—	811
Mutual funds	2,621	62	—	2,683
Oil and gas	754	353	12	1,095
Technology/Semiconductor	342	173	—	515
Telecommunications	354	—	15	339
Transportation	313	190	—	503
Other industries	1,030	263	6	1,287

Total marketable equity securities	10,509	4,132	296	14,345

Total securities available for sale	$96,664	$7,608	$1,521	$102,751

At December 31, 2009, the net unrealized gain on securities available for sale of $6.1 million, net of income taxes of $2.1 million, or $4.0 million, is included in accumulated other comprehensive loss.

Held to maturity:

Government-sponsored residential mortgage-backed securities	$19,074	$937	$—	$20,011

Total held to maturity	$19,074	$937	$—	$20,011

The amortized cost and fair value of debt securities at March 31, 2010 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized		Amortized	Fair
	Cost	Fair Value	Cost	Value
	(In thousands)
Maturity:
Within 1 year	$2,113	$2,114	$—	$—
After 1 but within 5 years	7,955	7,965	—	—
After 5 but within 10 years	721	729	—	—
After 10 years	2,819	1,621	—	—

	13,608	12,429	—	—
Mortgage-backed securities	67,676	71,291	18,027	19,055

	$81,284	$83,720	$18,027	$19,055

At March 31, 2010, securities with a fair value of $2.0 million were pledged to secure public deposits and U.S. Treasury, tax and loan payments.
For the quarters ended March 31, 2010 and 2009, net gains of $188,000 and $69,000, respectively, were realized on the sale of available for sale securities.
As of March 31, 2010, the Company did not own any investment or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or government-sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
The following tables summarize gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, as of March 31, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2010	(In thousands)
Available for sale:
Government-sponsored residential mortgage-backed securities	$—	$—	$45	$1	$45	$1
Corporate debt securities	—	—	4,536	1,239	4,536	1,239

Total debt securities	—	—	4,581	1,240	4,581	1,240
Marketable equity securities	2,052	60	755	123	2,807	183

Total	$2,052	$60	$5,336	$1,363	$7,388	$1,423

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2009	(In thousands)
Available for sale:
U.S. Government and government-sponsored enterprises	$2,018	$1	$—	$—	$2,018	$1
Government-sponsored residential mortgage-backed securities	—	—	58	1	58	1
Corporate debt	—	—	4,556	1,223	4,556	1,223

Total debt securities	2,018	1	4,614	1,224	6,632	1,225
Marketable equity securities	1,097	184	1,099	112	2,196	296

Total	$3,115	$185	$5,713	$1,336	$8,828	$1,521

Of the securities summarized above as of March 31, 2010, 20 issues have unrealized losses for less than twelve months and 9 issues had unrealized losses for twelve months or more. As of December 31, 2009, 9 issues had unrealized losses for less than twelve months and 13 issues had losses for twelve months or more.
U.S. Government and government-sponsored enterprises and Mortgage-backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.
Corporate Debt Securities. The unrealized losses on corporate debt securities relate to one AA+ rated corporate bond and one pooled trust preferred security. The unrealized loss on the corporate bond was caused by the low interest rate environment because it reprices quarterly to three month LIBOR as market spreads on similar securities have increased. The unrealized loss on the Preferred Term Security XXVIII, Ltd. (PRETSL XXVIII) investment was caused by the low interest rate environment because it reprices quarterly to three month LIBOR as market spreads on similar securities have increased. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that these investments will suffer from any credit related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.
Marketable Equity Securities. The Company’s investments in marketable equity securities consist of common stock, preferred stock and mutual funds. The unrealized losses are spread out among several industries with no concentration in any one security. Management evaluated the near-term prospects of the issuers and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for an anticipated recovery of fair value. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.
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

6. Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio at March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Real estate loans:
Residential	$748,648	$754,838
Commercial	430,819	426,028
Construction	66,407	71,078
Commercial business loans	114,249	113,240
Installment, collateral and other loans	7,239	7,742

Total loans	1,367,362	1,372,926

Net deferred loan costs and premiums	587	632
Allowance for loan losses	(13,418)	(12,539)

Loans, net	$1,354,531	$1,361,019

Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Once a loan is 90 days delinquent or either the borrower or the loan collateral experiences an event that makes collectibility suspect, the loan is placed on non-accrual status. Our policies require six months of continuous payments in order for the loan to be removed from non-accrual status.

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Residential real estate(1)	$3,712	$3,106
Commercial real estate	3,608	2,242
Construction	6,629	6,630
Commercial business loans	621	61
Installment, collateral and other loans	7	7

Total non-accrual loans(2)	14,577	12,046
Accruing loan past due 90 days or more	—	—
Troubled debt restructurings	—	—

Total non-performing loans	14,577	12,046
Other real estate owned	3,131	3,061

Total non-performing assets	$17,708	$15,107

Total non-performing loans to total loans	1.07%	0.88%
Total non-performing loans to total assets	0.93%	0.77%
Allowance for loan losses as a percent of total loans	0.98%	0.91%
Allowance for loan losses as a percent of non-performing loans	92.05%	104.09%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on non-accrual loans totaled $828,000 and $237,000 at March 31, 2010 and December 31, 2009, respectively.

Changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009 are as follows:

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Balance, beginning of period	$12,539	$12,553
Provision for loan losses	903	299
Loans charged-off	(31)	(7)
Recoveries of loans previously charged off	7	5

Balance, end of period	$13,418	$12,850

Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan and lease losses properly supports the level of associated loss and risk.
7.	Other Real Estate Owned

Other real estate owned was $3.1 million as of March 31, 2010 and December 31, 2009. Other real estate owned consisted entirely of commercial real estate properties which are held for sale at March 31, 2010. Other real estate owned expenses were $368,000 for the quarter ended March 31, 2010. There was no other real estate owned at or during the quarter ended March 31, 2009.
8.	Benefit Plans

The amounts related to the Pension Plan, Supplemental Plans and the SERPs are reflected in the tables that follow as “Pension Plans.”
          Components of Net Periodic Benefit Cost

			Other Post-Retirement
	Pension Plans		Benefits
	Three Months Ended March 31,
	2010	2009	2010	2009
	(In thousands)
Service cost	$207	$236	$4	$2
Interest cost	319	308	30	27
Expected return on plan assets	(365)	(263)	—	—
Amortization of net actuarial losses	140	239	15	7
Amortization of prior service cost	(9)	78	5	5

Net periodic benefit cost	$292	$598	$54	$41

For the three months ended March 31, 2010, the Company contributed $22,000 to the post-retirement benefit plan. The Company anticipates contributing an additional $117,000 in the remaining nine months of 2010 to the post-retirement benefit plan.

The Company did not contribute to the Pension Plan in the first quarter of 2010 but does plan to contribute $900,000 to the Pension Plan in the remaining nine months of 2010.

The 401(k) Plan pays all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested. The 401(k) expense for the three months ended March 31, 2010 and 2009 was $133,000 and $99,000, respectively.

While management believes the assumptions used to estimate expenses related to pension and other post-retirement benefits are reasonable and appropriate, actual experience may significantly differ. The pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our Pension Plan assets of 8.25% and a discount rate of 6.00% for the year ending December 31, 2010. In developing our expected long-term rate of return assumption, we evaluated input from our actuary and investment consultant, including their review of asset class return expectations as well as long-term inflation assumptions, and their review of historical returns based on the current target asset allocations of 62% equity securities, 33% debt securities and 5% real estate. We regularly review our asset allocation and periodically rebalance our investments when considered appropriate. While all future forecasting contains some level of estimation error, we continue to believe that 8.25% falls within a range of reasonable long-term rate of return expectations for our pension plan assets. The Company recognizes the funded status of defined benefit plans in its consolidated statement of condition and measures its plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position.
9.	Share-Based Compensation

The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) as approved by the Company’s Board of Directors and stockholders. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The Plan allows for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options. As of March 31, 2010, there were 31,907 restricted stock shares and 416,700 stock options that remain available for future grants under the Plan. There were no awards granted in 2010.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $136,000, with a related tax benefit recorded of $48,000 for the three months ended March 31, 2010 of which Director share-based compensation expense recognized (in the consolidated statement of income as other non-interest expense) was $67,000 and officer share-based compensation expense recognized (in the consolidated statement of income as salaries and benefit expense) was $69,000. The total charge of $136,000 for the three months ended March 31, 2010 includes $20,000 related to 1,983 vested restricted shares used for income tax withholding on behalf of certain executives which occurred in the first quarter of 2010.

Stock Options: The following table presents the activity related to stock options under the Plan for the three months ended March 31, 2010:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(In thousands)

Stock options outstanding at December 31, 2009	445,875	$13.18

Granted	—	—
Exercised	—	—

Forfeited or expired	—	—

Stock options outstanding at March 31, 2010	445,875	$13.18	7.7	$398

Options exercisable at March 31, 2010	359,655	$13.75	7.6	$—

The aggregate fair value of vested options was $85,000 and $225,000 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the unrecognized cost related to the stock options awarded of $230,000 will be recognized over a weighted-average period of 2.4 years.

The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options granted. No options were granted during 2010. The weighted average estimated fair values of 2009 stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

2009
Weighted average per share fair value of options granted	$3.05
Assumptions:
Risk free interest rate	2.23%
Expected volatility	39.85%
Expected dividend yield	2.16%
Expected life of options granted	6 years
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

Restricted Stock:

Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The following table presents the activity for restricted stock for the three months ended March 31, 2010:

		Weighted Average
	Number	Grant-
	of Shares	Date Fair Value

Unvested as of December 31, 2009	41,695	$13.47
Granted	—	—
Vested	(7,950)	11.17
Forfeited	—	—

Unvested as of March 31, 2010	33,745	$14.02

The fair value of restricted shares that vested during the three months ended March 31, 2010 and 2009 was $89,000 and $136,000, respectively. There were no shares of restricted stock granted during the three months ended March 31, 2010. As of March 31, 2010, there was $345,000 of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 1.6 years.

Of the remaining unvested restricted stock, 15,495 shares will vest in 2010, 7,950 shares in 2011, 7,950 in 2012, and 2,350 in 2013. All unvested restricted stock shares are expected to vest.
10.	Income Taxes

As of March 31, 2010 and December 31, 2009, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2006 through 2009.

As of March 31, 2010 and December 31, 2009, the Company has not accrued any interest and penalties related to certain tax positions.

11.	Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

	Minimum	Unrealized Gain on
	Pension	Available-For-Sale	Accumulated Other
	Liability	Securities	Comprehensive Loss
		(In thousands)
December 31, 2009	$(5,049)	$4,016	$(1,033)
Change	97	556	653

March 31, 2010	$(4,952)	$4,572	$(380)

The following table summarizes other comprehensive income and the related tax effects for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Net income	$2,854	$1,916
Unrealized gain (loss) on securities available for sale	1,031	(67)
Realized (gains) losses on securities	(188)	288
Income tax provision	(287)	(75)

Net unrealized gain on securities available for sale	556	146

Benefit plans amortization	150	329
Income tax provision	(53)	(112)

Net benefit plans amortization	97	217

Total other comprehensive income, net of tax	653	363

Total comprehensive income	$3,507	$2,279

12.	Commitments and Contingencies

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(In thousands)
Commitments to extend credit:
Commitments to grant loans	$78,475	$36,650
Undisbursed construction loans	75,820	86,492
Undisbursed home equity lines of credit	130,411	125,511
Undisbursed commercial lines of credit	54,742	57,713
Standby letters of credit	10,633	10,555
Unused checking overdraft lines of credit	93	94

	$350,174	$317,015

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.
13.	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At March 31, 2010, the Bank exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of March 31, 2010 and December 31, 2009 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					Minimum To Be
					Well Capitalized
			Minimum For Capital		Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Rockville Bank:
March 31, 2010
Total capital to risk weighted assets	$162,583	13.4%	$97,394	8.0%	$121,743	10.0%
Tier 1 capital to risk weighted assets	148,513	12.2	48,697	4.0	73,039	6.0
Tier 1 capital to total average assets	148,513	9.5	62,383	4.0	77,979	5.0

December 31, 2009
Total capital to risk weighted assets	$158,870	13.1%	$96,976	8.0%	$121,220	10.0%
Tier 1 capital to risk weighted assets	145,654	12.0	48,488	4.0	72,732	6.0
Tier 1 capital to total average assets	145,654	9.3	62,478	4.0	78,097	5.0

Rockville Financial, Inc.:
March 31, 2010
Total capital to risk weighted assets	$173,354	14.2%	$97,394	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	159,284	13.1	48,697	4.0	N/A	N/A
Tier 1 capital to total average assets	159,284	10.2	62,368	4.0	N/A	N/A

December 31, 2009
Total capital to risk weighted assets	$170,559	14.1%	$96,978	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	157,343	13.0	48,489	4.0	N/A	N/A
Tier 1 capital to total average assets	157,343	10.1	62,028	4.0	N/A	N/A
Connecticut law restricts the amount of dividends that the Bank can pay based on earnings for the current year and the preceding two years. As of March 31, 2010, $11.0 million is available for payment of dividends.

A reconciliation of the Company’s capital to regulatory capital is as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Total capital per financial statements	$160,106	$157,428
Accumulated other comprehensive loss	380	1,033
Intangible assets	(1,149)	(1,070)
Servicing assets	(53)	(48)

Total Tier 1 capital	159,284	157,343
Allowance for loan and other losses includible in Tier 2 capital	14,070	13,216

Total capital per regulatory reporting	$173,354	$170,559

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
Factors that could cause this difference — many of which are beyond our control — include without limitation the following:
•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect us or our businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	Strong competition within our market area may limit our growth and profitability.

•	We may not manage the risks involved in the foregoing as well as anticipated.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•	Our stock value may be negatively affected by federal regulations restricting takeovers and our mutual holding company structure.

•	Persons who purchase our stock will own a minority of Rockville Financial, Inc.’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

•	Further implementation of our stock benefit plans could increase our costs, which could reduce our income.

•	Because we intend to continue to increase our commercial real estate and commercial business loan originations, our lending risk may increase, and downturns in the real estate market or local economy could adversely affect our earnings.

•	The trading volume in our stock is less than in larger publicly traded companies which can cause price volatility, hinder the ability to sell our common stock and may lower the market price of the stock.

•	The Emergency Economic Stabilization Act (“EESA”) of 2008 has and may continue to have a significant impact on the banking industry. Legislation currently proposed at the national level is expected to result in dramatic regulatory changes that will effect the industry in general, and impact the Company’s competitive position in ways that can’t be predicted at this time.
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
Overview
Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed on December 17, 2004. Rockville Financial MHC, Inc. holds fifty-five percent of the Company’s common stock, and the Company holds all the common stock of Rockville Bank (“the Bank”). The Company’s common stock trades on the NASDAQ Global Select Stock Market under the symbol “RCKB.” The closing price on March 31, 2010 was $12.19 per share. The Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and twenty one branches located in Hartford, New London and Tolland Counties in Connecticut. The Bank’s deposits are insured under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.
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
The analysis has three components: specific, general and unallocated allowances. The specific allowance relates to loans classified as impaired where an allowance is measured by determining an expected shortfall in collection or, for collateral-dependent loans, the shortfall of the fair value of the collateral adjusted for market conditions and selling expenses compared to the outstanding loan balance. These loans include those in non-accrual status, restructured loans or loans which maybe collateral dependent. Individual evaluations of cash flow or the fair value of collateral supporting these obligations is performed in order to determine the most probable level of loss or impairment. Based on this analysis, specific reserves are assigned to the impaired loan and are incorporated in the calculation of the allowance for loan losses.

The general allowance is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. The unallocated allowance represents the results of an analysis that measures the probable losses inherent in each portfolio. Homogenous loan pools are determined by loan type and are comprised of: 1) residential first mortgages, 2) commercial real estate mortgages, 3) residential second mortgages, 4) commercial loans, 5) construction loans, 6) SBA and USDA guaranteed loans, as well as, smaller loan pools consisting of unsecured consumer loans, collateral loans and auto loans. Each of these loan types is evaluated on a quarterly basis to determine historical loss rates; delinquency; growth and composition trends within the portfolio; the impact of management and underwriting changes; shifts in risk ratings; and regional and economic conditions influencing portfolio performance with management allocating loss factors based on these evaluations. This analysis establishes factors that are applied to the loan groups to determine the amount of this component of the allowance.
The unallocated allowance represents the results of an analysis that measures the probable losses inherent in each portfolio. If the allowance for loan losses is too low, the Company may incur higher provisions for loan loss expense in the future resulting in lower net income. If an estimate of the allowance for loan losses is too high, the Company may experience lower provisions for loan loss expense resulting in higher net income. The unallocated allowance decreased to $141,000 as of March 31, 2010 from $209,000 as of December 31, 2009.
Potential problem loans: The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are listed on the Company’s “watchlist” and are reviewed by management on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off. In addition, the Company maintains a listing of “criticized loans” consisting of Substandard and Doubtful loans which are transferred to the Special Assets area which totaled $30.8 million at March 31, 2010. See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation for further discussion of non-performing assets.
The Company closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At March 31, 2010, $15.0 million of commercial loans and $1.2 million of residential and consumer loans were included on the criticized list that are not considered impaired. At December 31, 2009, $15.8 million of commercial loans and $1.5 million of residential and consumer loans were included on the criticized list that are not considered impaired.
Other-than-Temporary Impairment of Securities: On a quarterly basis, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. It is assessed whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Losses on debt securities with no identified credit loss component are reflected in other comprehensive income. Held to maturity securities are comprised of US government agency securities with no unrealized losses at March 31, 2010. Management believes the policy for evaluating securities for other-than-temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income.
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
In 1998, the Company created and has since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At December 31, 2009 there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2006 through 2009. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of March 31, 2010, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of March 31, 2010, our net deferred tax asset was $10.8 million and there was no valuation allowance.
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
Stock Compensation: The Company accounts for stock options and restricted stock based on the grant date fair value of the award. These costs are recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). The Company expenses the grant date fair value of the Company’s stock options and restricted stock with a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria. The Company uses the Black-Scholes option valuation model to value stock options. Determining the appropriate fair-value model and calculating the estimated fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life, expected dividend rate, risk-free interest rate and expected forfeiture rate. The Company develops estimates based on historical data and market information which can change significantly over time.
Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage servicing income, bank-owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment, service bureau fees, and other non-interest expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the three months ended March 31, 2010 and 2009.
Income Statement Summary

	For the Three Months Ended
	March 31,
	2010	2009	Change
		(in thousands)
Net interest income	$13,398	$11,263	$2,135
Provision for loan losses	903	299	604
Non-interest income	1,687	991	696
Non-interest expense	9,635	9,104	531

Income before income taxes	4,547	2,851	1,696
Income tax provision	1,693	935	758

Net income	$2,854	$1,916	$938

Net income increased by $938,000 to $2.9 million for the quarter ended March 31, 2010 compared to $1.9 million for the same period in the prior year. The increase in net income primarily resulted from an increase in net interest income of $2.1 million, which was partially offset by increases in the provision for loan loss expense of $604,000, non-interest expense of $531,000 and the income tax provision of $758,000. Non-interest income increased by $696,000 as a result of the recognition of gains on investments and mortgage sales during the period and the Company did not record an other-than-temporary impairment charge as compared to $357,000 taken in the period ended March 31, 2009. Income before income taxes increased $1.7 million to $4.5 million in the first quarter of 2010 from $2.9 million for the same quarter last year.
Net Interest Income Analysis
Average Balance Sheets, Interest and Yields/Costs: The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended March 31,
	2010			2009
		Interest and	Yield/		Interest and	Yield/
	Average Balance	Dividends	Cost	Average Balance	Dividends	Cost
			(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,356,843	$17,641	5.20%	$1,312,229	$17,319	5.28%
Investment securities	119,345	1,300	4.36	162,203	2,005	4.94
Federal Home Loan Bank stock	17,007	—	—	17,007	—	—
Other earning assets	762	—	—	638	—	—

Total interest-earning assets	1,493,957	18,941	5.07	1,492,077	19,324	5.18

Non-interest-earning assets	66,449			59,483

Total assets	$1,560,406			$1,551,560

Interest-bearing liabilities:
NOW and money market accounts	$341,796	404	0.47	$284,991	738	1.04
Savings accounts (5)	150,406	128	0.34	127,697	167	0.52
Time deposits	485,227	2,468	2.03	529,665	4,546	3.43

Total interest-bearing deposits	977,429	3,000	1.23	942,353	5,451	2.31
Advances from the Federal Home Loan Bank	266,294	2,543	3.82	331,274	2,610	3.15

Total interest-bearing liabilities	1,243,723	5,543	1.78%	1,273,627	8,061	2.53%

Non-interest-bearing liabilities	157,181			131,055
Total liabilities	1,400,904			1,404,682
Stockholders’ equity	159,502			146,878

Total liabilities and stockholders’ equity	$1,560,406			$1,551,560

Net interest income		$13,398			$11,263

Net interest rate spread (2)			3.29%			2.65%
Net interest-earning assets (3)	$250,234			$218,450

Net interest margin (4)			3.59%			3.02%
Average interest-earning assets to average interest-bearing liabilities			120.12%			117.15%

(1)	Includes loans held for sale.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

(5)	Includes mortgagors’ and investors’ escrow accounts.

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

	Three Months Ended March 31, 2010
	Compared to March 31, 2009
	Increase (Decrease) Due To
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$566	$(244)	$322
Securities interest, dividends and income from other earning assets	(432)	(273)	(705)

Total earning assets	134	(517)	(383)

Interest expense:
NOW and money market accounts	128	(462)	(334)
Savings accounts	27	(66)	(39)
Time deposits	(354)	(1,724)	(2,078)

Total interest-bearing deposits	(199)	(2,252)	(2,451)
FHLB Advances	(565)	498	(67)

Total interest-bearing liabilities	(764)	(1,754)	(2,518)

Change in net interest income	$898	$1,237	$2,135

Net Interest Income: Net interest income before the provision for loan loss was $13.4 million for the three months ended March 31, 2010, compared to $11.3 million for the same period in the prior year, an increase of $2.1 million. Average earning assets increased by $1.9 million, or 0.1%, to $1.5 billion for the three months ended March 31, 2010 when compared to the same period in the prior year. In the first quarter of 2010 interest income on earning assets was $18.9 million, a decrease of $383,000 compared to the same period in 2009, yielding an average of 5.07%, down 11 basis points compared to the first quarter of 2009. Average interest-bearing liabilities decreased $29.9 million, or 2.4% to $1.2 billion for the three months ended March 31, 2010. Average time deposits declined $44.4 million in the first quarter of 2010 compared to the first quarter of 2009. Average NOW and money market account balances increased $56.8 million and average savings account balances increased $22.7 million compared to the same period last year. In the first quarter of 2010, the cost of interest-bearing liabilities was $5.5 million, a decrease of $2.5 million from the same period last year.
The increase in the average interest-earning assets reflects the net impact of continued strong average loan growth of $44.6 million and an average reduction in available for sale securities of $42.9 million compared to the first quarter 2009. The decrease in average interest-bearing liabilities reflects the net impact of continued growth of average core interest-bearing deposits of $79.5 million which was offset by reductions in average time deposits of $44.4 million and FHLB borrowings of $65.0 million compared to the first quarter of last year. Average net interest-earning assets increased by $31.8 million to $250.2 million compared to the same quarter last year. The Company’s net interest margin increased 57 basis points to 3.59% for the three months ended March 31, 2010 compared to 3.02% for the same period in the prior year. The Company’s net interest rate spread increased 64 basis points to 3.29% due to a decrease in the cost of funds of 75 basis points which was partially offset by an 11 basis point reduction in the earning asset yield.

Interest and Dividend Income: Interest and dividend income decreased $383,000, or 2.0%, to $18.9 million for the three months ended March 31, 2010 from $19.3 million for the same period in the prior year. The Company’s yield on interest-earning assets for the three months ended March 31, 2010 decreased 11 basis points to 5.07% when compared to 5.18% for the three months ended March 31, 2009. Interest income on loans receivable increased $322,000, or 1.9%, to $17.6 million compared to $17.3 million. The increase in loan interest income was primarily due to a $44.6 million, or a 3.4%, increase in average loans receivable offset by an 8 basis point decrease in the average yield on the loan portfolio. The decrease in the average yield was attributable to adjustable rate loans repricing downward and the overall lower interest rate environment compared to the first quarter last year. The effect of the lowering rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period. The prime rate used as an index to re-price various commercial and home equity adjustable loans remained unchanged at 3.25% for the three months ended March 31, 2010 compared to the same period last year. The one-year Constant Maturity Treasury Bill Index used to re-price adjustable rate residential mortgages decreased 16 basis points during the past year to 0.43% at March 31, 2010 compared to 0.59% at March 31, 2009.
Interest Expense: Interest expense for the three months ended March 31, 2010 decreased $2.5 million, or 31.2%, to $5.5 million from $8.1 million from the same period in the prior year. The decrease resulted from a decrease of 75 basis points paid on average interest-bearing liabilities in combination with a $29.9 million, or a 2.4%, decrease in average interest-bearing liabilities for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease in the cost of funds was primarily due to the impact of the sustained low interest rate environment had on the Bank’s time deposits during the first three months of 2010. Generally, management would prefer to fund growth with deposits instead of wholesale borrowings. Current market conditions are such that the growth in deposits has eliminated the need for new wholesale borrowings and has allowed management to decrease its use of wholesale borrowings. Average outstanding advances from the Federal Home Loan Bank were $266.3 million, a decrease of $65.0 million, for the three months ended March 31, 2010 compared to $331.3 million for the three months ended March 31, 2009. The interest rate on these borrowings averaged 3.82% for the three months ended March 31, 2010, 67 basis points higher than the average rate for the three months ended March 31, 2009 of 3.15%. The increase in the average rate for FHLB borrowings resulted from a reduced use of lower-cost overnight borrowings in the first quarter of 2010 compared to the same period in the prior year. At March 31, 2010, the Company had no outstanding overnight borrowings from the FHLB compared to $76 million at March 31, 2009 with an average interest rate of 28 basis points. Average balances on interest-bearing deposits rose to $977.4 million, an increase of $35.1 million, or 3.7%, for the three months ended March 31, 2010 compared to $942.4 million for the same period in the prior year.
Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $903,000 for the three months ended March 31, 2010, as compared to $299,000 for the same period in the prior year primarily due to continued assessment of estimated exposure on loans tested for impairment. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that maybe impacted by current real estate conditions. At March 31, 2010, the allowance for loan losses totaled $13.4 million, which represented 0.98% of total loans and 92.05% of non-performing loans compared to an allowance for loan losses of $12.5 million, which represented 0.91% of total loans and 104.1% of non-performing loans as of December 31, 2009.
Non-interest Income: We have the following sources of non-interest income: banking service charges on deposit accounts, bank-owned life insurance, mortgage servicing income, derivative financial instruments and brokerage and insurance fees from Infinex, Inc., the Bank’s on-premise provider of non-deposit investment services. Non-interest income increased by $696,000 to $1.7 million for the quarter ended March 31, 2010, compared to $991,000 for the same period last year. There was no other-than-temporary impairment of securities for the first quarter of 2010 compared to $357,000 in the first quarter of 2009 accounting for much of the increase in non-interest income. Other contributing factors included an increase of $120,000 from the sale of fixed rate residential mortgages, a $119,000 increase from the gain on the sale of securities and an increase in other income of $101,000. The increase in other income included an $87,000 reduction in the loss on mortgages held for sale and an increase in BOLI income of $5,000 compared to the same period last year. Service charges and fees increased by $5,000. The increase in service charges was due to a $115,000 increase in ATM fees as a result of increased volume in debit card transactions and additions made to our ATM network and additional loan servicing income of $22,000.

Offsetting these increases were reductions in Infinix fees of $67,000, NSF fees of $40,000, NOW and demand deposit fees of $23,000 and reverse mortgage fees of $16,000.
Non-interest Expense: Non-interest expense increased by $531,000, or 5.8%, to $9.6 million for the three months ended March 31, 2010 from $9.1 million for the same period in the prior year. The following table summarizes non-interest expense for the three months ended March 31, 2010 and 2009:

	Three Months
	Ended March 31,
	2010	2009	Change
	(In thousands)
Salaries and employee benefits	$4,790	$4,822	$(32)
Service bureau fees	999	1,014	(15)
Occupancy and equipment	1,127	1,148	(21)
Professional fees	390	344	46
Marketing and promotions	274	256	18
FDIC assessments	400	361	39
Other	1,655	1,159	496

Total non-interest expense	$9,635	$9,104	$531

Salary and employee benefits decreased $32,000 for the three months ended March 31, 2010, when compared to the same period last year. Accounting for the decrease were decreases of $265,000 and $275,000 in stock related and post retirement expense, respectively, which were offset by salary related expense increases of $368,000 and health insurance expense increases totaling $26,000. Additionally, the number of full-time equivalent employees increased to 211 as of March 31, 2010 compared to 208 as of March 31, 2009. FDIC assessments increased $39,000, or 10.8%, in the quarter ended March 31, 2010 compared to the same quarter last year. FDIC assessments increased due to increased premium rates and insured balances. The $21,000, or 1.8%, decrease in occupancy and equipment expense is largely due to a reduction in depreciation expense. The $15,000 decrease in service bureau fees is mainly due to a $37,000 decrease in wide area network telecommunications servicing costs offset by increases in core processing costs of $19,000 and $2,000 of ATM servicing fees.
The following table summarizes significant components of other non-interest expense for the three months ended March 31, 2010 and 2009:

	Three Months
	Ended March 31,
	2010	2009	Change
	(In thousands)
Directors’ fees	$171	$192	$(21)
Collections	163	62	101
Other real estate owned	368	—	368
Dues and subscriptions	50	76	(26)
Printing and forms	103	40	63
Other	800	789	11

Total other non-interest expense	$1,655	$1,159	$496

Other non-interest expense increased $496,000 to $1.7 million, an increase of 42.8% for the three months ended March 31, 2010 compared to the same period in the prior year. The Company expensed $368,000 for other real estate owned properties and $163,000 in collection expense in the first quarter of 2010 compared to the first quarter of last year when the Company had no other real estate owned expense and $62,000 of collections expense.
Income Tax Provision: Income tax provision increased $758,000 to $1.7 million for the three months ended March 31, 2010 as compared to $935,000 for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The effective tax rate was 37.2% and 32.8% of pretax income for the three months ended March 31, 2010 and 2009, respectively.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009
Summary: The Company’s total assets decreased $10.7 million, or 0.7%, to $1.56 billion at March 31, 2010, from $1.57 billion at December 31, 2009, primarily due to a $6.5 million, or 0.5%, decrease in loans receivable, a reduction of available for sale securities of $3.3 million, or 3.2%, and a $1.0 million, or 5.5%, decrease in held to maturity securities. Cash and cash equivalents remained flat at $19.3 million at March 31, 2010. Available for sale securities were $99.5 million at March 31, 2010, a decline of $3.3 million from year end mainly due to investments in mortgage-backed securities which declined $4.7 million; $4.9 million through reduction of principal balances offset an increase in net unrealized gains of $185,000. The Company purchased $952,000 in available for sale investment securities during the three months ended March 31, 2010. There were no purchases of held to maturity securities during the three months ended March 31, 2010. In the first quarter of 2009, the Company began selling residential mortgages in the secondary market to Freddie Mac. During the first quarter of 2010, the Company sold $8.6 million of loans originated for sale in the secondary market. At March 31, 2010, there were no loans held for sale.
Deposits decreased $662,000 from December 31, 2009, to $1.13 billion at March 31, 2010. Interest-bearing deposits grew $7.8 million in the first three months of 2010 to $986.4 million from $978.6 million at December 31, 2009. Federal Home Loan Bank advances decreased $10.1 million, or 3.8%, to $253.8 million at March 31, 2010 from $263.8 at December 31, 2009. Non interest-bearing deposits were $142.1 million at March 31, 2010, a decrease of $8.4 million from year end 2009.
Total stockholders’ equity increased $2.7 million, or 1.7%, to $160.1 million at March 31, 2010 compared to $157.4 million at December 31, 2009. This was due to increased retained earnings of $1.7 million, consisting of $2.9 million of net income. These were partially offset by dividend payments totaling $1.1 million. Also contributing to the increase in equity was an increase in additional paid in capital of $127,000, a decrease of $653,000 in the accumulated other comprehensive loss, net of tax, and a reduction in unallocated stock held by the ESOP totaling $175,000.
Investment Securities: At March 31, 2010, the Company’s investment portfolio of $117.5 million, or 7.5% of total assets, consisted of available for sale securities of $99.5 million and held to maturity securities of $18.0 million. The available for sale securities portfolio was comprised of $7.1 million in U.S. Government and Agency securities, $4.6 million in corporate bonds, $729,000 in municipal bonds, $71.3 million in agency issued mortgage-backed securities and $15.7 million in marketable equity securities. The net unrealized gains on available for sale securities, net of tax effect, increased $841,000 to $6.9 million at March 31, 2010 from $6.1 million at December 31, 2009. The increase in the net unrealized gains on investment securities available for sale reflects the positive impact that decreasing long-term investment market rates had on the debt securities portfolio during the first quarter of 2010. The held to maturity securities portfolio had an amortized cost of $18.0 million comprised of agency issued mortgage-backed securities that had a fair market value of $19.1 million at March 31, 2010.
Lending Activities: Net loans receivable decreased $6.5 million to $1.35 billion at March 31, 2010. The decrease was primarily due to decreases in real estate construction loans and one-to-four family residential mortgages. Residential real estate loans decreased $6.2 million to $748.6 million due to the Company’s decision to sell fixed rate residential loans in the secondary market. Real estate construction loans decreased $4.7 million to $66.4 million. Commercial real estate loans increased $4.8 million to $430.8 million as of March 31, 2010. Commercial business loans increased $1.0 million to $114.2 million. As of March 31, 2010 and December 31, 2009, commercial business loans consisted of $22.4 million and $22.8 million, respectively, of loans fully guaranteed by the United States Department of Agriculture and $2.0 million and $1.8 million, respectively, in loans partially guaranteed by the Small Business Administration.
Deposits: Deposits decreased $662,000 to $1.13 billion at March 31, 2010 compared to December 31, 2009. At March 31, 2010, non-interest-bearing deposits were $142.1 million, a decline of $8.4 million and interest-bearing deposits were $986.4 million, an increase of $7.8 million, compared to December 31, 2009. Money market and investment savings account balances were $240.7 million, an increase of $6.0 million, regular savings and club account balances were $154.2 million, and increase of $10.3 million, and NOW account balances were $104.7 million, a decrease of $3.4 million as compared to December 31, 2009. Certificates of deposit balances were $486.8 million, a decrease of $5.1 million in the first three months of 2010 compared to year end resulting from deposit runoff and lower average market rates. At March 31, 2010, core deposits were $641.7 million, an increase of $4.5 million compared to December 31, 2009. The Company has been promoting competitive rate shorter-term time deposits and money market accounts in response to the competition within our marketplace to maintain existing market share and to fund loan growth and reduce borrowings.

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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2010 and December 31, 2009, $19.3 million of the Company’s assets were invested in cash and cash equivalents. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.
For the three months ended March 31, 2010, net loans receivable declined $6.5 million due to reduced levels of residential mortgages and construction loans. Total loan originations declined $2.8 million from the fourth quarter of 2009. The Company purchased $952,000 of available for sale investment securities during the three months ended March 31, 2010. Sales of available for sale securities in the first quarter of 2010 were $399,000. The Company received $4.9 million in net principal reductions on available for sale mortgage-backed securities and $1.1 million in principal payments on held to maturity securities during the three months ended March 31, 2010. There were no calls or maturities of investment securities during the three months ended March 31, 2010.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At March 31, 2010 the Company had $253.8 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $158.4 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 30% of total assets, or $468.1 million at March 31, 2010.
At March 31, 2010, the Company had outstanding commitments to originate loans of $78.5 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $271.7 million. At March 31, 2010, time deposits scheduled to mature in less than one year totaled $295.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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
Quantitative Analysis
Income Simulation: Simulation analysis is an estimate of the Company’s interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. The Company utilizes the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. The Company’s most recent simulation uses projected repricing of assets and liabilities at March 31, 2010 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities it holds, rising or falling interest rates may have a significant impact on the actual prepayment speeds of the Company’s mortgage related assets that may in turn affect its interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of the Company’s assets would tend to lengthen more than the expected average life of its liabilities and therefore would most likely result in a decrease to the Company’s asset sensitive position.

Percentage
Decrease in Estimated Net
Interest Income
Over 12 Months
400 basis point increase in rates	0.90%
50 basis point decrease in rates	4.57
Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, the Company’s policy limits change in return on assets (“ROA”) by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA (for every 100 basis point interest rate change), whichever is less. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the slight asset-sensitivity of the Company’s balance sheet, income is projected to decrease more if interest rates fall. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Market intervention. At March 31, 2010, income at risk (i.e., the change in net interest income) decreased 0.90% and decreased 4.57% based on a 400 basis point average increase or a 50 basis point average decrease, respectively. At March 31, 2010, return on assets is modeled to decrease by 3 basis points and remain flat based on a 400 basis point increase or a 50 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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
Item 1A. Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.
The FDIC increased deposit insurance premium expense effective June 30, 2009 in the form of a special assessment. The FDIC has exercised its authority to raise assessment rates beginning in 2009, and may impose another special assessment in the future. If such action is taken by the FDIC it could have an adverse effect on the earnings of the Company. At present, the FDIC has not required an additional assessment in 2010, but rather required prepayment in 2009 of deposit insurance premiums for 2010 through 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2010:
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs (1)
1/1/10 — 1/31/10	—	$—	—	674,718
2/1/10 — 2/28/10	—	—	—	674,718
3/1/10 — 3/31/10	—	—	—	674,718

Total	—	$—	—	674,718

(1)	Effective January 2008, the Company adopted a plan to repurchase of up to 978,400 of our outstanding shares of common stock on the open market. At March 31, 2010 there were 674,718 shares available to be purchased under this program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Removed and Reserved
Item 5. Other Information
None

Item 6. Exhibits

3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed for Rockville Financial, Inc. on May 13, 2005 (File No. 000-51239))

3.2.1	Amendment dated December 12, 2007 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on December 12, 2007 (File No. 000-51239))

3.2.2	Amendment and restatement dated February 13, 2008 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on February 14, 2008 (File No. 000-51239))

3.3	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc., as amended, initially filed on December 17, 2004 (File No. 333-121421))

10.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.1 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective January 1, 2009 (incorporated herein by reference to Exhibit 10.2 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.4	First Amendment to the Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Christopher E. Buchholz as amended and restated effective as of April 13, 2009 (incorporated herein by reference to Exhibit 10.4 to the Current Report on the Company’s Form 10-Q filed on May 11, 2009 (File No. 000-51239))

10.5	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.6	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007 (File No. 000-51239))

10.7	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-51239))

10.8	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004 (File No. 333-121421))

10.8.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007 (File No. 000-51239))

10.9	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004 (File No. 333-121421))

10.10	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007(File No. 000-51239))

10.11	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006 (File No. 000-51239))

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto

          SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.
By:	/s/ John T. Lund
John T. Lund
SVP, Chief Financial Officer and Treasurer

Date: May 10, 2010