Form 10-Q
period 2010-06-30
Rockville Financial Inc.
filed 2010-08-09
CIK 1311131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.
Commission File Number: 000-51239
ROCKVILLE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	30-0288470 (I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut (Address of principal executive offices)	06066 (Zip Code)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
As of July 30, 2010, there were 19,551,938 shares of Registrant’s no par value common stock outstanding.

Part I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements
Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Condition
(In Thousands Except Share Amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$19,277	$18,507
Short-term investments	259	800

Total cash and cash equivalents	19,536	19,307
AVAILABLE FOR SALE SECURITIES-At fair value	114,047	102,751
HELD TO MATURITY SECURITIES-At amortized cost	16,747	19,074
LOANS RECEIVABLE (Net of allowance for loan losses of $13,144 in 2010 and $12,539 in 2009)	1,383,036	1,361,019
FEDERAL HOME LOAN BANK STOCK, at cost	17,007	17,007
ACCRUED INTEREST RECEIVABLE	4,553	4,287
DEFERRED TAX ASSET-Net	10,516	10,608
PREMISES AND EQUIPMENT-Net	15,232	15,863
GOODWILL	1,149	1,070
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	10,267	10,076
OTHER REAL ESTATE OWNED	2,953	3,061
PREPAID FDIC ASSESSMENTS	4,602	5,884
OTHER ASSETS	2,369	1,127

	$1,602,014	$1,571,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS:
Non-interest-bearing	$157,377	$150,484
Interest-bearing	993,002	978,624

Total deposits	1,150,379	1,129,108
MORTGAGORS’ AND INVESTORS’ ESCROW ACCOUNTS	5,175	6,385
ADVANCES FROM THE FEDERAL HOME LOAN BANK	272,501	263,802
ACCRUED EXPENSES AND OTHER LIABILITIES	11,575	14,411

Total liabilities	1,439,630	1,413,706

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding in 2010 and 2009)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,551,938 and 19,554,774 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively.)	85,249	85,249
Additional paid-in capital	4,354	4,082
Unearned compensation — ESOP	(3,828)	(4,178)
Treasury stock, at cost (698,826 at June 30, 2010 and December 31, 2009)	(9,663)	(9,663)
Retained earnings	87,027	82,971
Accumulated other comprehensive loss, net of tax	(755)	(1,033)

Total stockholders’ equity	162,384	157,428

	$1,602,014	$1,571,134

     See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans	$17,357	$17,424	$34,998	$34,743
Securities-interest	1,145	1,590	2,342	3,478
Securities-dividends	115	100	218	217
Interest-bearing deposits	3	—	3	—

Total interest and dividend income	18,620	19,114	37,561	38,438

INTEREST EXPENSE:
Deposits	2,853	5,181	5,853	10,632
Borrowed funds	2,608	2,632	5,151	5,242

Total interest expense	5,461	7,813	11,004	15,874

Net interest income	13,159	11,301	26,557	22,564
PROVISION FOR LOAN LOSSES	909	304	1,812	603

Net interest income after provision for loan losses	12,250	10,997	24,745	21,961

NON-INTEREST INCOME:
Total other-than-temporary impairment losses on equity securities	—	—	—	(357)
Service charges and fees	1,992	1,244	3,234	2,479
Net gain from sales of securities	—	867	188	936
Net gain from sales of loans	364	289	523	328
Other income	9	182	107	187

Total non-interest income	2,365	2,582	4,052	3,573

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,831	4,560	9,621	9,382
Service bureau fees	987	958	1,986	1,972
Occupancy and equipment	1,055	1,049	2,182	2,197
Professional fees	368	357	758	701
Marketing and promotions	397	362	671	618
FDIC assessments	401	1,138	801	1,499
Other real estate owned	99	—	467	—
Other	1,254	1,291	2,541	2,450

Total non-interest expense	9,392	9,715	19,027	18,819

INCOME BEFORE INCOME TAXES	5,223	3,864	9,770	6,715

PROVISION FOR INCOME TAXES	1,759	1,270	3,452	2,205

NET INCOME	$3,464	$2,594	$6,318	$4,510

     See accompanying notes to unaudited consolidated financial statements.                                         (Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Income — Concluded
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income per share (see Note 2):
Basic	$0.19	$0.14	$0.34	$0.24
Diluted	0.19	0.14	0.34	0.24
Weighted average shares outstanding:
Basic	18,518,289	18,460,548	18,519,002	18,451,232
Diluted	18,538,049	18,460,548	18,530,557	18,451,232
See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

								Accumulated
			Additional	Unearned				Other	Total
	Common Stock		Paid-in	Compensation	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	- ESOP	Earnings	Shares	Amount	Loss	Equity
Balance at December 31, 2009	19,554,774	$85,249	$4,082	$(4,178)	$82,971	698,826	$(9,663)	$(1,033)	$157,428

Comprehensive income:
Net income	—	—	—	—	6,318	—	—	—	6,318
Net unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	83	83
Change in accumulated other comprehensive loss related to employee benefit plans, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	195	195

Total comprehensive income									6,596

Share-based compensation expense	—	—	254	—	—	—	—	—	254
ESOP shares released or committed to be released	—	—	48	350	—	—	—	—	398
Cancellation of shares for tax withholding	(2,836)	—	(30)	—	—	—	—	—	(30)
Dividends paid ($0.12 per common share)	—	—	—	—	(2,262)	—	—	—	(2,262)

Balance at June 30, 2010	19,551,938	$85,249	$4,354	$(3,828)	$87,027	698,826	$(9,663)	$(755)	$162,384

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,318	$4,510
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(89)	(93)
Share-based compensation expense	254	670
Amortization of ESOP Expense	398	266
Provision for loan losses	1,812	603
Net gain from sales of securities	(188)	(936)
Other-than-temporary impairment of securities	—	357
Loans originated for sale	(26,122)	(24,813)
Proceeds from sales of loans	26,122	19,283
Loss on sale of OREO	91	—
Depreciation and amortization	741	816
Loss on disposal of equipment	1	—
Deferred income tax benefit	(149)	(518)
Increase in cash surrender value of bank-owned life insurance	(191)	(180)
Net change in:
Deferred loan fees and premiums	(1)	486
Accrued interest receivable	(266)	(36)
Other assets	40	(254)
Accrued expenses and other liabilities	(2,639)	1,635

Net cash provided by operating activities	6,132	1,796

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	399	21,171
Proceeds from calls and maturities of available for sale securities	470	500
Principal payments on available for sale mortgage-backed securities	11,243	14,233
Principal payments on held to maturity mortgage-backed securities	2,360	2,509
Principal payments on available for sale securities	12	23
Purchases of available for sale securities	(22,957)	(546)
Proceeds from sale of OREO	682	—
Capitalized OREO costs	(105)	—
Purchase of loans	(82)	(2,529)
Loan originations, net of principal payments	(24,306)	(33,133)
Purchases of premises and equipment	(87)	(532)

Net cash (used in) provided by investing activities	(32,371)	1,696

See accompanying notes to unaudited consolidated financial statements.
(Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows — Concluded
(In Thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	21,271	66,674
Net (decrease) increase in mortgagors’ and investors’ escrow accounts	(1,210)	560
Net decrease in short-term Federal Home Loan Bank advances	(7,000)	(63,000)
Proceeds from long-term Federal Home Loan Bank advances	20,800	5,000
Repayments of long-term Federal Home Loan Bank advances	(5,101)	(7,095)
Common stock repurchased	—	(198)
Cancellation of shares for tax withholding	(30)	(34)
Cash dividends paid on common stock	(2,262)	(1,886)

Net cash provided by financing activities	26,468	21

NET INCREASE IN CASH AND CASH EQUIVALENTS	229	3,513

CASH AND CASH EQUIVALENTS—Beginning of period	19,307	14,901

CASH AND CASH EQUIVALENTS—End of period	$19,536	$18,414

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$10,990	$15,899
Income taxes	5,050	2,100
Transfer of loans to other real estate owned	560	—
Goodwill recognition from subsidiary acquisition	79	—
Transfer to fixed assets from subsidiary acquisition	23	—
See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
1.	Basis of Presentation and Principles of Consolidation

The consolidated interim financial statements and the accompanying notes presented in this report include the accounts of Rockville Financial, Inc., its wholly-owned subsidiary Rockville Bank, and the Bank’s wholly-owned subsidiaries, The SBR Mortgage Company, The SBR Investment Corp., Rockville Commercial Foreclosed Properties, Inc., Rockville Residential Foreclosed Properties, Inc., Rockville Financial Services, Inc. and Rockville Bank Mortgage, Inc. Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed on December 17, 2004. Rockville Financial MHC, Inc. holds fifty-five percent of the Company’s common stock, and the Company holds all of the common stock of Rockville Bank (the “Bank”).

The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim consolidated financial statements. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim consolidated financial statements should be read in conjunction with the Company’s 2009 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, pension and other post-retirement benefits, share-based compensation expense, valuation of deferred tax assets and the evaluation of investment securities for other-than-temporary impairment.

2.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
		(In thousands, except share data)
Net income	$3,464	$2,594	$6,318	$4,510

Weighted-average basic shares outstanding	18,518,289	18,460,548	18,519,002	18,451,232
Diluted effect of stock options	19,760	—	11,555	—

Weighted-average diluted shares	18,538,049	18,460,548	18,530,557	18,451,232

Earnings per share:
Basic	$0.19	$0.14	$0.34	$0.24

Diluted	$0.19	$0.14	$0.34	$0.24

Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Unvested restricted shares are included in the weighted-average number of common shares outstanding for basic earnings per share calculations. For the three and six month period ended June 30, 2010 and 2009, the Company’s common stock equivalents relate solely to stock options granted and outstanding. Stock options that would have an anti-dilutive effect on earnings per share are excluded from the calculation. For the three and six months ended June 30, 2010, options to purchase 426,115 and 434,300 shares, respectively, of common stock were not considered in the computation of potential common shares for the purpose of diluted EPS as the strike price of the options was above the Company’s average market price during the quarter.

3.	Recent Accounting Pronouncements

Receivables, Topic 310: In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this Update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses (3) the changes and reasons for those changes in the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

Fair Value Measurements and Disclosures, Topic 820: In January 2010, FASB issued ASU No 2010-06 which provides guidance that requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This guidance was effective for the Company on January 1, 2010, and did not have a material impact on the Company’s consolidated financial statements.

Transfers of Financial Assets, Topic 860: In June 2009, the FASB issued ASU No. 2009-16 which requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk in the assets. The guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and enhances the disclosure requirements for sellers of the assets. This guidance was effective for the Company on January 1, 2010 and did not have a material impact on the Company’s consolidated financial statements.

4.	Fair Value Measurements

The Company groups its assets and liabilities generally measured at fair value in three levels based upon a three-tier hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The fair value hierarchy is as follows:
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
Assets Recorded at Fair Value on a Recurring Basis:

			Fair Value Measurements
			At June 30, 2010
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$29,150	$2,009	$27,141	$—
Residential mortgage-backed securities	65,500	—	65,500	—
Corporate debt securities	4,720	—	4,720	—
Other debt securities	254	—	254	—
Marketable equity securities	14,423	14,350	—	73

Total Assets Measured at Fair Value	$114,047	$16,359	$97,615	$73

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

There were no significant transfers in or out of Level 1 and Level 2 for the six months ended June 30, 2010. During the first six months of 2010, the Company purchased $22.0 million of U.S. government agency securities and received $11.2 million of principal payments of residential mortgage-backed securities which are Level 2 assets.
The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Six Months Ended June 30,
Investment Securities Available for Sale:	2010	2009
For the six months ended June 30, 2010	(In thousands)
Balance of recurring Level 3 assets at December 31, 2009	$73	$2,114
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	—	—
Included in other comprehensive income	—	478
Purchases, sales, issuances and settlements, net	—	—
Transfers in and/or out of Level 3	—	(241)

Balance of recurring Level 3 assets at June 30, 2010	$73	$2,351

Items Measured at Fair Value on a Non-Recurring Basis:
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
Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as other real estate owned in its financial statements. Upon foreclosure, the property securing the loan is written down to fair value as determined by real estate appraisals less the estimated selling expense. Appraisals are based upon observable market data such as comparable sales within the real estate market; however, assumptions made are based on management’s judgment of the appraisals and current real estate market conditions and therefore these assets are classified as non-recurring Level 3 assets in the fair value hierarchy.
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
Assets Recorded at Fair Value on a Non-recurring Basis:
The following table presents the Company’s assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2010 and 2009:

		Fair Value Measurements At June 30, 2010
		using:
		Quoted Prices
		in Active
		Markets for	Other	Significant	Three
		Identical	Observable	Unobservable	Months Ended	Six Months Ended
		Assets	Inputs	Inputs	June 30, 2010 -	June 30, 2010 -
	Total	(Level 1)	(Level 2)	(Level 3)	Total Losses	Total Losses
	(In thousands)
Other real estate owned	$2,953	$—	$—	$2,953	$—	$—

Impaired loans	7,067	—	—	7,067	(941)	(1,444)

Total Assets Measured at Fair Value	$10,020	$—	$—	$10,020	$(941)	$(1,444)

		Fair Value Measurements At June 30, 2009
		using:
		Quoted Prices
		in Active
		Markets for	Other	Significant	Three
		Identical	Observable	Unobservable	Months Ended	Six Months Ended
		Assets	Inputs	Inputs	June 30, 2009 -	June 30, 2009 -
	Total	(Level 1)	(Level 2)	(Level 3)	Total Losses	Total Losses
				(In thousands)
Impaired loans	$6,696	$—	$—	$6,696	$—	$—

Total Assets Measured at Fair Value	$6,696	$—	$—	$6,696	$—	$—

There were no liabilities reported at fair value on a non-recurring basis on the balance sheet at June 30, 2010 or December 31, 2009.
As of June 30, 2010 and December 31, 2009, the carrying value and estimated fair values of the Company’s financial instruments are as described below. Certain financial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$19,536	$19,536	$19,307	$19,307
Available for sale securities	114,047	114,047	102,751	102,751
Held to maturity securities	16,747	18,066	19,074	20,011
Loans receivable-net	1,383,036	1,393,817	1,361,019	1,360,789
FHLBB stock	17,007	17,007	17,007	17,007
Accrued interest receivable	4,553	4,553	4,287	4,287

Financial liabilities:
Deposits	1,150,379	1,143,474	1,129,108	1,135,815
Mortgagors’ and investors’
escrow accounts	5,175	5,175	6,385	6,385
Advances from FHLBB	272,501	289,527	263,802	276,619

5. Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale and held to maturity securities at June 30, 2010 and December 31, 2009 are as follows:

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2010	(In thousands)
Available for sale:
Debt securities:
U.S. Government and government- sponsored enterprise obligations	$29,002	$148	$—	$29,150
Government-sponsored residential mortgage-backed securities	61,348	4,153	1	65,500
Corporate debt securities	5,881	—	1,161	4,720
Other debt securities	250	4	—	254

Total debt securities	96,481	4,305	1,162	99,624

Marketable equity securities, by sector:
Banks	1,256	2,496	9	3,743
Consumer and household products	1,134	18	56	1,096
Food and beverage service	1,151	166	83	1,234
Government-sponsored enterprises	283	6	125	164
Healthcare/pharmaceutical	387	—	80	307
Industrial	695	129	53	771
Integrated utilities	742	20	4	758
Mutual funds	2,644	116	—	2,760
Oil and gas	754	460	23	1,191
Technology/Semiconductor	228	44	—	272
Telecommunications	661	35	74	622
Transportation	294	15	24	285
Other industries	1,030	234	44	1,220

Total marketable equity securities	11,259	3,739	575	14,423

Total available for sale	$107,740	$8,044	$1,737	$114,047

At June 30, 2010, the net unrealized gain on securities available for sale of $6.3 million, net of income taxes of $2.2 million, or $4.1 million, is included in accumulated other comprehensive loss.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2010	(In thousands)
Held to maturity:
Government-sponsored residential mortgage-backed securities	$16,747	$1,319	$—	$18,066

Total held to maturity	$16,747	$1,319	$—	$18,066

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2009	(In thousands)
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$7,017	$36	$1	$7,052
Government-sponsored residential mortgage-backed securities	72,537	3,431	1	75,967
Corporate debt securities	5,879	—	1,223	4,656
Other debt securities	722	9	—	731

Total debt securities	86,155	3,476	1,225	88,406

Marketable equity securities, by sector:
Banks	1,256	2,470	173	3,553
Consumer and household products	839	40	17	862
Food and beverage service	948	158	41	1,065
Government-sponsored enterprises	284	217	—	501
Healthcare/pharmaceutical	387	3	19	371
Industrial	639	134	13	760
Integrated utilities	742	69	—	811
Mutual funds	2,621	62	—	2,683
Oil and gas	754	353	12	1,095
Technology/Semiconductor	342	173	—	515
Telecommunications	354	—	15	339
Transportation	313	190	—	503
Other industries	1,030	263	6	1,287

Total marketable equity securities	10,509	4,132	296	14,345

Total securities available for sale	$96,664	$7,608	$1,521	$102,751

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

The amortized cost and fair value of debt securities at June 30, 2010 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized		Amortized	Fair
	Cost	Fair Value	Cost	Value
	(In thousands)
Maturity:
Within 1 year	$2,107	$2,109	$—	$—
After 1 but within 5 years	7,959	7,915	—	—
After 5 but within 10 years	22,245	22,375	—	—
After 10 years	2,822	1,725	—	—

	35,133	34,124	—	—
Mortgage-backed securities	61,348	65,500	16,747	18,066

	$96,481	$99,624	$16,747	$18,066

At June 30, 2010, securities with a fair value of $2.0 million were pledged to secure public deposits and U.S. Treasury, tax and loan payments.
There were no material gains or losses on the sale of available for sale securities during the quarter ended June 30, 2010. For the quarter ended June 30, 2009, gains of $867,000 were realized on the sale of available for sale securities. There were no losses recorded in the second quarter of 2009.
As of June 30, 2010, the Company did not own any investment or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or government-sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
The following tables summarize gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, as of June 30, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2010	(In thousands)
Available for sale:
Government-sponsored residential mortgage-backed securities	$—	$—	$39	$1	$39	$1
Corporate debt securities	—	—	4,620	1,161	4,620	1,161

Total debt securities	—	—	4,659	1,162	4,659	1,162
Marketable equity securities	2,502	404	707	171	3,209	575

Total	$2,502	$404	$5,366	$1,333	$7,868	$1,737

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair
	Value	Loss	Value	Loss	Value	Unrealized Loss
December 31, 2009	(In thousands)
Available for sale:
U.S. Government and government-sponsored enterprises	$2,018	$1	$—	$—	$2,018	$1
Government-sponsored residential mortgage-backed securities	—	—	58	1	58	1
Corporate debt	—	—	4,556	1,223	4,556	1,223

Total debt securities	2,018	1	4,614	1,224	6,632	1,225
Marketable equity securities	1,097	184	1,099	112	2,196	296

Total	$3,115	$185	$5,713	$1,336	$8,828	$1,521

Of the securities summarized above as of June 30, 2010, 25 issues have unrealized losses for less than twelve months and 9 issues had unrealized losses for twelve months or more. As of December 31, 2009, 9 issues had unrealized losses for less than twelve months and 13 issues had losses for twelve months or more.
U.S. Government and government-sponsored enterprises and mortgage-backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.
Corporate Debt Securities. The unrealized losses on corporate debt securities relate to one AA+ rated corporate bond and one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (PRETSL XXVIII). The unrealized losses on these securities is caused by the low interest rate environment because it reprices quarterly to three month LIBOR and market spreads on similar securities have increased. Yields on these securities are 0.40% and 0.66% verses coupon rates at purchase of 5.05% and 5.27%, respectively. The unrealized loss on the Preferred Term Security XXVIII, Ltd. (PRETSL XXVIII) investment was caused by the low interest rate environment because it reprices quarterly to the three month LIBOR as market spreads on similar securities have increased. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that these investments will suffer from any credit related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.
Marketable Equity Securities. The Company’s investments in marketable equity securities consist of common stock, preferred stock and mutual funds. The unrealized losses are spread out among several industries with no concentration in any one security. Management evaluated the near-term prospects of the issuers and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for an anticipated recovery of fair value. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.
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

6.	Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Real estate loans:
Residential	$747,421	$754,838
Commercial	449,534	426,028
Construction	63,778	71,078
Commercial business loans	127,758	113,240
Installment, collateral and other loans	7,058	7,742

Total loans	1,395,549	1,372,926

Net deferred loan costs and premiums	631	632
Allowance for loan losses	(13,144)	(12,539)

Loans, net	$1,383,036	$1,361,019

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

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Residential real estate(1)	$4,031	$3,106
Commercial real estate	6,507	2,242
Construction	3,208	6,630
Commercial business loans	614	61
Installment, collateral and other loans	6	7

Total non-accrual loans(2)	14,366	12,046
Accruing loan past due 90 days or more	—	—
Troubled debt restructurings	—	—

Total non-performing loans	14,366	12,046
Other real estate owned	2,953	3,061

Total non-performing assets	$17,319	$15,107

Total non-performing loans to total loans	1.03%	0.88%
Total non-performing loans to total assets	0.90%	0.77%
Allowance for loan losses as a percent of total loans	0.94%	0.91%
Allowance for loan losses as a percent of non-performing loans	91.49%	104.09%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on non-accrual loans totaled $201,000 and $237,000 at June 30, 2010 and December 31, 2009, respectively.

     Changes in the allowance for loan losses are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Balance, beginning of period	$13,418	$12,850	$12,539	$12,553
Provision for loan losses	909	304	1,812	603
Loans charged-off	(1,188)	(215)	(1,219)	(222)
Recoveries of loans previously charged off	5	121	12	126

Balance, end of period	$13,144	$13,060	$13,144	$13,060

Management has established the allowance for loan loss for the period ending June 30, 2010 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of June 30, 2010 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first two quarters of 2010 and the five-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.
7.	Other Real Estate Owned

Other real estate owned was $3.0 million as of June 30, 2010 compared to $3.1 million at December 31, 2009. Other real estate owned consisted of $2.3 million of commercial real estate properties and $720,000 of residential real estate properties which are held for sale at June 30, 2010. Other real estate owned expenses were $99,000 and $467,000 for the quarter and six months ended June 30, 2010, respectively. There was no other real estate owned at or during the six months ended June 30, 2009.
8.	Benefit Plans

The amounts related to the Pension Plan, Supplemental Plans and the SERPs are reflected in the tables that follow as “Pension Plans.”
          Components of Net Periodic Benefit Cost

			Other Post-Retirement
	Pension Plans		Benefits
	Three Months Ended June 30,
	2010	2009	2010	2009
		(In thousands)
Service cost	$208	$223	$4	$3
Interest cost	319	309	30	26
Expected return on plan assets	(365)	(262)	—	—
Amortization of net actuarial losses	139	239	15	6
Amortization of prior service cost	(9)	81	5	5

Net periodic benefit cost	$292	$590	$54	$40

	Pension Plans		Other Post-Retirement Benefits
	Six Months Ended June 30,
	2010	2009	2010	2009
		(In thousands)
Service cost	$415	$459	$8	$5
Interest cost	637	617	61	53
Expected return on plan assets	(729)	(525)	—	—
Amortization of net actuarial losses	279	478	30	13
Amortization of prior service cost	(18)	159	9	10

Net periodic benefit cost	$584	$1,188	$108	$81

For the three months ended June 30, 2010, the Company contributed $22,000 to the post-retirement benefit plan. The Company anticipates contributing an additional $94,000 in the remaining six months of 2010 to the post-retirement benefit plan.
The Company contributed $900,000 to the Pension Plan in the first six months of 2010 and expects no additional contribution in the remaining six months of 2010.
The Company contributes to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution for all employees that is fully vested. The 401(k) expense for the three months ended June 30, 2010 and 2009 was $116,000 and $99,000, respectively. For the six months ended June 30, 2010 and 2009, 401(k) contribution expense totaled $248,000 and $198,000, respectively.
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

The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) as approved by the Company’s Board of Directors and stockholders. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The Plan allows for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options. As of June 30, 2010, there were 31,907 restricted stock shares and 416,700 stock options that remain available for future grants under the Plan. There were no awards granted in 2010.
Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $137,000 and $254,000 with a related tax benefit recorded of $48,000 and $89,000 for the three and six months ended June 30, 2010 of which Director share-based compensation expense recognized (in the consolidated statement of income as other non-interest expense) was $59,000 and $126,000, respectively and officer share-based compensation expense recognized (in the consolidated statement of income as salaries and benefit expense) was $78,000 and $128,000, respectively. The total charge of $254,000 for the six months ended June 30, 2010 includes $30,000 related to 2,836 vested restricted shares used for income tax withholding on behalf of certain executives which occurred in the first six months of 2010.

Stock Options: The following table presents the activity related to stock options under the Plan for the six months ended June 30, 2010:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(In thousands)

Stock options outstanding at December 31, 2009	445,875	$13.18

Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Stock options outstanding at June 30, 2010	445,875	$13.18	7.5	$337

Options exercisable at June 30, 2010	363,155	$13.72	7.3	$—

The aggregate fair value of vested options was $91,000 and $225,000 for the six months ended June 30, 2010 and 2009, respectively.
As of June 30, 2010, the unrecognized cost related to the stock options awarded of $203,000 will be recognized over a weighted-average period of 2.2 years.
The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options granted. No options were granted during 2010.
Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The following table presents the activity for restricted stock for the six months ended June 30, 2010:

		Weighted Average
	Number	Grant-Date
	of Shares	Fair Value

Unvested as of December 31, 2009	41,695	$13.47
Granted	—	—
Vested	(9,950)	12.50
Forfeited	—	—

Unvested as of June 30, 2010	31,745	$13.78

The fair value of restricted shares that vested during the six months ended June 30, 2010 and 2009 was $124,000 and $136,000, respectively. There were no shares of restricted stock granted during the six months ended June 30, 2010. As of June 30, 2010, there was $265,000 of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 1.5 years.
Of the remaining unvested restricted stock, 13,495 shares will vest in 2010, 7,950 shares in 2011, 5,600 in 2012, and 4,700 in 2013. All unvested restricted stock shares are expected to vest.
10.	Income Taxes
As of June 30, 2010 and December 31, 2009, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2006 through 2009.
As of June 30, 2010 and December 31, 2009, the Company has not accrued any interest and penalties related to certain tax positions.

11. Accumulated Other Comprehensive (Loss) Income
Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

		Net Unrealized Gain
	Minimum Pension	on Available For	Accumulated Other
	Liability	Sale Securities	Comprehensive Loss
	(In thousands)
December 31, 2009	$(5,049)	$4,016	$(1,033)
Change	195	83	278

June 30, 2010	$(4,854)	$4,099	$(755)

The following table summarizes other comprehensive income and the related tax effects for the six months ended June 30, 2010:

June 30, 2010
(In thousands)
Net income	$6,318
Unrealized gain on securities available for sale	221
Income tax provision	(138)

Net unrealized gain on securities available for sale	83

Benefit plans amortization	300
Income tax provision	(105)

Net benefit plans amortization	195

Total other comprehensive income, net of tax	278

Total comprehensive income	$6,596

12.	Commitments and Contingencies

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

Financial instruments whose contract amounts represent credit risk are as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Commitments to extend credit:
Commitments to grant loans	$70,849	$36,650
Undisbursed construction loans	62,716	86,492
Undisbursed home equity lines of credit	135,237	125,511
Undisbursed commercial lines of credit	57,656	57,713
Standby letters of credit	10,679	10,555
Unused checking overdraft lines of credit	95	94

	$337,232	$317,015

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.
13.	Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At June 30, 2010, the Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of June 30, 2010 and December 31, 2009 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					Minimum To Be Well
			Minimum For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Rockville Bank:
June 30, 2010
Total capital to risk weighted assets	$165,854	13.2%	$100,518	8.0%	$125,647	10.0%
Tier 1 capital to risk weighted assets	152,037	12.1	50,260	4.0	75,390	6.0
Tier 1 capital to total average assets	152,037	9.6	63,283	4.0	79,104	5.0

December 31, 2009
Total capital to risk weighted assets	$158,870	13.1%	$96,976	8.0%	$121,220	10.0%
Tier 1 capital to risk weighted assets	145,654	12.0	48,488	4.0	72,732	6.0
Tier 1 capital to total average assets	145,654	9.3	62,478	4.0	78,097	5.0

Rockville Financial, Inc.:
June 30, 2010
Total capital to risk weighted assets	$175,743	14.0%	$100,496	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	161,926	12.9	50,249	4.0	N/A	N/A
Tier 1 capital to total average assets	161,926	10.3	62,823	4.0	N/A	N/A

December 31, 2009
Total capital to risk weighted assets	$170,559	14.1%	$96,978	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	157,343	13.0	48,489	4.0	N/A	N/A
Tier 1 capital to total average assets	157,343	10.1	62,028	4.0	N/A	N/A
Connecticut law restricts the amount of dividends that the Bank can pay based on earnings for the current year and the preceding two years. As of June 30, 2010, $14.5 million is available for payment of dividends.
A reconciliation of the Company’s capital to regulatory capital is as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Total capital per financial statements	$162,384	$157,428
Accumulated other comprehensive loss	755	1,033
Intangible assets	(1,149)	(1,070)
Servicing assets	(64)	(48)

Total Tier 1 capital	161,926	157,343
Allowance for loan and other losses includible in Tier 2
capital	13,817	13,216

Total capital per regulatory reporting	$175,743	$170,559

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Factors that could cause this difference — many of which are beyond our control — include without limitation the following:
•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect us or our businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	Strong competition within our market area may limit our growth and profitability.

•	We may not manage the risks involved in the foregoing as well as anticipated.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•	Our stock value may be negatively affected by federal regulations restricting takeovers and our mutual holding company structure.

•	Persons who purchase our stock will own a minority of Rockville Financial, Inc.’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

•	Further implementation of our stock benefit plans could increase our costs, which could reduce our income.

•	Because we intend to continue to increase our commercial real estate and commercial business loan originations, our lending risk may increase, and downturns in the real estate market or local economy could adversely affect our earnings.

•	The trading volume in our stock is less than in larger publicly traded companies which can cause price volatility, hinder the ability to sell our common stock and may lower the market price of the stock.

•	The Emergency Economic Stabilization Act (“EESA”) of 2008 has and may continue to have a significant impact on the banking industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010 and is expected to result in dramatic regulatory changes that will affect the industry in general, and impact the Company’s competitive position in ways that can’t be predicted at this time.
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
Overview
Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed on December 17, 2004. Rockville Financial MHC, Inc. holds fifty-five percent of the Company’s common stock, and the Company holds all the common stock of Rockville Bank (the “Bank”). The Company’s common stock trades on the NASDAQ Global Select Stock Market under the symbol “RCKB.” The closing price on June 30, 2010 was $11.91 per share. The Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville, twenty one branches located in Hartford, New London and Tolland Counties in Connecticut, 42 ATMs and its internet website (www.rockvillebank.com). The Bank’s deposits are insured under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.
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
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to allowance for loan losses, other-than-temporary impairment of investment securities, income taxes, pension and other post-retirement benefits and stock-based compensation.
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
The analysis has three components: specific, general and unallocated allowances. The specific allowance relates to loans classified as impaired where an allowance is measured by determining an expected shortfall in collection or, for collateral-dependent loans, the shortfall of the fair value of the collateral adjusted for market conditions and selling expenses compared to the outstanding loan balance. These loans include those in non-accrual status, restructured loans or loans which may be collateral dependent. Individual evaluations of cash flow or the fair value of collateral supporting these obligations is performed in order to determine the most probable level of loss or impairment. Based on this analysis, specific reserves are assigned to the impaired loan and are incorporated in the calculation of the allowance for loan losses.
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

The unallocated allowance represents the results of an analysis that measures the probable losses inherent in each portfolio. If the allowance for loan losses is too low, the Company may incur higher provisions for loan loss expense in the future resulting in lower net income. If an estimate of the allowance for loan losses is too high, the Company may experience lower provisions for loan loss expense resulting in higher net income. The unallocated allowance decreased to $61,000 as of June 30, 2010 from $209,000 as of December 31, 2009. The unallocated allowance supports the loss that exists in emerging problem loans that cannot be fully quantified or disposition costs that may be affected by conditions not fully understood at this time. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.
Other-than-Temporary Impairment of Securities: On a quarterly basis, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. It is assessed whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Losses on debt securities with no identified credit loss component are reflected in other comprehensive income. Held to maturity securities are comprised of U.S. government-sponsored mortgage-backed securities with no unrealized losses at June 30, 2010. Management believes the policy for evaluating securities for other-than-temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income.
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
In 1998, the Company created and has since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At June 30, 2010 there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2006 through 2009. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of June 30, 2010, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of June 30, 2010, our net deferred tax asset was $10.5 million and there was no valuation allowance.
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

Share-based Compensation: The Company accounts for stock options and restricted stock based on the grant date fair value of the award. These costs are recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). The Company expenses the grant date fair value of the Company’s stock options and restricted stock with a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria. The Company uses the Black-Scholes option valuation model to value stock options. Determining the appropriate fair-value model and calculating the estimated fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life, expected dividend rate, risk-free interest rate and expected forfeiture rate. The Company develops estimates based on historical data and market information which can change significantly over time.
Comparison of Operating Results for the Three and Six Months Ended June 30, 2010 and 2009
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage servicing income, bank-owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment, service bureau fees, and other non-interest expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the three and six months ended June 30, 2010 and 2009.
Income Statement Summary

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	(In thousands)
Net interest income	$13,159	$11,301	$1,858	$26,557	$22,564	$3,993
Provision for loan losses	909	304	605	1,812	603	1,209
Non-interest income	2,365	2,582	(217)	4,052	3,573	479
Non-interest expense	9,392	9,715	(323)	19,027	18,819	208

Income before income taxes	5,223	3,864	1,359	9,770	6,715	3,055
Provision for income taxes	1,759	1,270	489	3,452	2,205	1,247

Net income	$3,464	$2,594	$870	$6,318	$4,510	$1,808

Net income increased by $870,000 to $3.5 million for the quarter ended June 30, 2010 compared to $2.6 million for the same period last year. The increase in net income primarily resulted from an increase in net interest income of $1.9 million and a reduction of $323,000 in non-interest expense, which was partially offset by a $217,000 reduction in non-interest income and increases in the provision for loan loss expense of $605,000, and income tax provision of $489,000. The increase in net interest income was due to a reduction of deposit expense of $2.3 million partially offset by lower interest and dividend income of $494,000. The reduction in non-interest income was the result of the recognition of gains made on investments in the second quarter of 2009 totaling $867,000 while no gains were recorded in the second quarter of 2010 and the loss of $91,000 in the sale of other real estate owned in 2010 which was offset by $526,000 of loan fee income generated by Rockville Bank Mortgage, Inc. A decline of $737,000 in FDIC assessments and increases of $271,000 and $99,000 in salary related expense and other real estate owned expense, respectively, accounted for much of the decrease in non-interest expense from the second quarter of 2009 to the second quarter of 2010. Income before income taxes increased $1.4 million to $5.2 million in the second quarter of 2010 from $3.9 million for the same quarter last year.
Year to date, net income increased by $1.8 million to $6.3 million compared to $4.5 million for the same period last year. The increase in net income primarily resulted from an increase in net interest income of $4.0 million, which was partially offset by increases in the provision for loan loss expense of $1.2 million, non-interest expense of $208,000 and income tax provision of $1.2 million. The increase in net interest income was due to a reduction of deposit and borrowing expense of $4.8 million and $91,000, respectively offset by lower interest and dividend income of $877,000. Non-interest income increased by $479,000, the result of earning $720,000 of loan fee income generated by Rockville Bank Mortgage, Inc., a net increase of $195,000 in gains on the sale of loans and the absence of additional other-than-temporary impairment charges compared to $357,000 last year.

Offsetting these improvements was a reduction of $748,000 in securities gains in 2010 compared to the same period last year. Increases of $467,000 in other real estate owned, $239,000 in salary related expense and $200,000 of all other expenses was offset by a decline in FDIC assessment expense of $698,000 accounting for much of the year over year increase in non-interest expense. Income before income taxes increased $3.1 million to $9.8 million in the first half of 2010 from $6.7 million compared to the same period last year.
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

	Three Months Ended June 30,
	2010			2009
		Interest and	Yield/		Interest and
	Average Balance	Dividends	Cost	Average Balance	Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,361,615	$17,357	5.10%	$1,327,508	$17,424	5.25%
Investment securities	122,359	1,260	4.12	145,801	1,690	4.64
Federal Home Loan Bank stock	17,007	—	—	17,007	—	—
Other earning assets	13,797	3	0.09	784	—	—

Total interest-earning assets	1,514,778	18,620	4.92	1,491,100	19,114	5.13

Non-interest-earning assets	67,480			59,520

Total assets	$1,582,258			$1,550,620

Interest-bearing liabilities:
NOW and money market accounts	$351,897	388	0.44	$307,102	702	0.91
Savings accounts (5)	163,487	146	0.36	139,274	159	0.46
Time deposits	481,623	2,319	1.93	528,984	4,320	3.27

Total interest-bearing deposits	997,007	2,853	1.14	975,360	5,181	2.12
Advances from the Federal Home Loan Bank	259,508	2,608	4.02	290,023	2,632	3.63

Total interest-bearing liabilities	1,256,515	5,461	1.74%	1,265,383	7,813	2.47%

Non-interest-bearing liabilities	163,065			136,004

Total liabilities	1,419,580			1,401,387
Stockholders’ equity	162,678			149,233

Total liabilities and stockholders’ equity	$1,582,258			$1,550,620

Net interest income		$13,159			$11,301

Net interest rate spread (2)			3.18%			2.66%
Net interest-earning assets (3)	$258,263			$225,717

Net interest margin (4)			3.47%			3.03%

Average interest-earning assets to average interest-bearing liabilities			120.55%			117.84%

(1)	Includes loans held for sale.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

(5)	Includes mortgagors’ and investors’ escrow accounts.

	Six Months Ended June 30,
	2010			2009
		Interest and	Yield/		Interest and
	Average Balance	Dividends	Cost	Average Balance	Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,359,526	$34,998	5.15%	$1,319,911	$34,743	5.26%
Investment securities	120,860	2,560	4.24	153,957	3,695	4.80
Federal Home Loan Bank stock	17,007	—	—	17,007	—	—
Other earning assets	7,316	3	0.08	711	—	—

Total interest-earning assets	1,504,709	37,561	4.99	1,491,586	38,438	5.15

Non-interest-earning assets	66,684			59,501

Total assets	$1,571,393			$1,551,087

Interest-bearing liabilities:
NOW and money market accounts	$346,874	793	0.46	$296,108	1,439	0.97
Savings accounts (5)	156,983	274	0.35	133,518	326	0.49
Time deposits	483,414	4,786	1.98	529,323	8,867	3.35

Total interest-bearing deposits	987,271	5,853	1.19	958,949	10,632	2.22
Advances from the Federal Home Loan Bank	262,882	5,151	3.92	310,535	5,242	3.38

Total interest-bearing liabilities	1,250,153	11,004	1.76%	1,269,484	15,874	2.50%

Non-interest-bearing liabilities	160,141			133,541

Total liabilities	1,410,294			1,403,025
Stockholders’ Equity	161,099			148,062

Total liabilities and stockholders’ equity	$1,571,393			$1,551,087

Net interest income		$26,557			$22,564

Net interest rate spread (2)			3.23%			2.65%
Net interest-earning assets (3)	$254,556			$222,102

Net interest margin (4)			3.53%			3.03%

Average interest-earning assets to average interest-bearing liabilities			120.36%			117.50%

(1)	Includes loans held for sale.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

(5)	Includes mortgagors’ and investors’ escrow accounts.

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

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
	Compared to			Compared to
	June 30, 2009			June 30, 2009
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$562	$(629)	$(67)	$1,011	$(756)	$255
Securities interest, dividends & income from other assets	(114)	(313)	(427)	(581)	(551)	(1,132)

Total earning assets	448	(942)	(494)	430	(1,307)	(877)

Interest expense:
NOW and money market accounts	90	(404)	(314)	214	(860)	(646)
Savings accounts	25	(38)	(13)	51	(103)	(52)
Time deposits	(359)	(1,642)	(2,001)	(714)	(3,367)	(4,081)

Total interest-bearing deposits	(244)	(2,084)	(2,328)	(449)	(4,330)	(4,779)
FHLB Advances	(292)	268	(24)	(868)	777	(91)

Total interest-bearing liabilities	(536)	(1,816)	(2,352)	(1,317)	(3,553)	(4,870)

Change in net interest income	$984	$874	$1,858	$1,747	$2,246	$3,993

Net Interest Income: Net interest income before the provision for loan loss was $13.2 million for the three months ended June 30, 2010, compared to $11.3 million for the same period in the prior year, an increase of $1.9 million. Average earning assets increased by $23.7 million, or 1.6%, to $1.5 billion. In the second quarter of 2010 interest income on earning assets was $18.6 million, a decrease of $494,000, yielding an average of 4.92%, a decrease of 21 basis points, as compared to the same period of 2009. Average interest-bearing liabilities decreased $8.9 million, or 0.70% to $1.3 billion for the three months ended June 30, 2010. Average time deposits declined $47.4 million in the second quarter of 2010. Average NOW and money market account balances increased $44.8 million and average savings account balances increased $24.2 million compared to the same period last year. In the second quarter of 2010, the cost of interest-bearing liabilities was $5.5 million, a decrease of $2.4 million from the same period last year.
The increase in the average interest-earning assets reflects the net impact of continued strong average loan growth of $34.1 million and an average reduction in available for sale securities of $23.4 million. The decrease in average interest-bearing liabilities reflects the net impact of continued growth of average core interest-bearing deposits of $69.0 million which was offset by reductions in average time deposits of $47.4 million and FHLB borrowings of $30.5 million. Average net interest-earning assets increased by $32.5 million to $258.3 million. The Company’s net interest margin increased 44 basis points to 3.47% compared to 3.03% for the same period in the prior year. The Company’s net interest rate spread increased 52 basis points to 3.18% due to a decrease in the cost of funds of 73 basis points which was partially offset by a 21 basis point reduction in the earning asset yield.
Net interest income before the provision for loan loss was $26.6 million for the six months ended June 30, 2010, compared to $22.6 million for the same period in the prior year. The $4.0 million, or 17.7%, increase in net interest income is primarily due to a $32.4 million, or 14.6%, increase in average net interest-earning assets, in combination with a 50 basis point increase in our net interest margin to 3.53%. Average earning assets increased by $13.1 million, or 0.9%, to $1.5 billion. The increase in the average net interest-earning assets reflects the net impact of continued strong loan growth funded primarily by NOW and money market accounts. Our net interest rate spread increased 58 basis points to 3.23% from 2.65% for the same period in the prior year due to a 74 basis point decline in our average cost of funds partially offset by a 16 basis point decrease in our average earning asset yield resulting from the decline in interest rates.
Interest and Dividend Income: Interest and dividend income decreased $494,000, or 2.6%, to $18.6 million for the three months ended June 30, 2010 from $19.1 million for the same period in the prior year. A decline of $23.4 million of available for sale securities coupled with a 52 basis point decline in rates accounted for a $427,000 reduction in interest and dividend income on investment securities. Interest income on loans receivable decreased $67,000, or 0.4%, to $17.4 million. The decrease in loan interest income was due to a 15 basis point reduction on average loan yields which occurred despite growth in average loans for the period of $34.1 million, or 2.6%. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. The Company’s yield on interest-earning assets decreased 21 basis points to 4.92% from 5.13%. The decrease in the average yield was attributable to the addition of new loans and investments at lower yields than the second quarter last year and adjustable rate loans repricing downward. The effect of the lowering rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period. The prime rate used as an index to re-price various commercial and home equity adjustable loans remained unchanged at 3.25% for the three months ended June 30, 2010 compared to the same period last year. The one-year Constant Maturity Treasury Bill Index used to re-price adjustable rate residential mortgages decreased 17 basis points during the past year to 0.31% at June 30, 2010 compared to 0.48% at June 30, 2009.
For the six months ended June 30, 2010, interest and dividend income decreased $877,000, or 2.3%, to $37.6 million from $38.4 million for the same period in the prior year. The Company’s interest-earning assets grew $13.1 million while the yield on interest-earning assets decreased 16 basis points to 4.99% from 5.15%. A decline of $33.1 million of average available for sale securities coupled with a 56 basis point decline in yield accounted for a $1.1 million reduction in interest and dividend income. Interest income on loans receivable increased $255,000, or 0.7%, to $35.0 million compared to $34.7 million last year. The increase in loan interest income was due to growth in average loans for the period of $39.6 million, or 3.0% offset by an 11 basis point reduction on average loan yields.
Interest Expense: Interest expense for the three months ended June 30, 2010 decreased $2.4 million, or 30.1%, to $5.5 million from $7.8 million compared to the same period last year. The savings resulted from a decrease of 73 basis points paid on average interest-bearing liabilities in combination with an $8.9 million, or a 0.7%, decrease in average interest-bearing liabilities. The decrease in the cost of funds was primarily due to the impact of the sustained low interest rate environment had on the Bank’s time deposits during the second quarter of 2010 resulting in expense savings of $2.0 million. Average balances on interest-bearing deposits rose to $997 million, an increase of $21.6 million as the growth in NOW and money market accounts of $44.8 million and savings accounts of $24.2 million offset the reduction of $47.4 million of time deposits. Generally, management would prefer to fund growth with deposits instead of wholesale borrowings. Current market conditions are such that the growth in deposits has reduced the need for new wholesale borrowings. Average outstanding advances from the Federal Home Loan Bank were $259.5 million, a decrease of $30.5 million. The interest rate on these borrowings averaged 4.02%, 39 basis points higher than the average rate of 3.63% last year. The increase in the average rate for FHLB borrowings resulted from a reduced use of lower-cost overnight borrowings in the second quarter of 2010 compared to the same period in the prior year.
Interest expense for the six months ended June 30, 2010 decreased $4.9 million, or 30.7%, to $11.0 million from $15.9 million compared to the same period in the prior year. The savings resulted from a decrease of 74 basis points paid on average interest-bearing liabilities in combination with a $19.3 million, or a 1.5%, decrease in average interest-bearing liabilities. The decrease in the cost of funds was primarily due to the impact of the sustained low interest rate environment had on the Bank’s time deposits during the first six months of 2010 resulting in expense savings of $4.1 million. Average balances on interest-bearing deposits rose to $987.3 million, an increase of $28.3 million as the growth in NOW and money market accounts of $50.8 million and savings accounts of $23.5 million offset the reduction of $45.9 million in time deposits. Average outstanding advances from the Federal Home Loan Bank were $262.9 million, a decrease of $47.7 million. The interest rate on these borrowings averaged 3.92%, 54 basis points higher than the average rate of 3.38% last year. The increase in the average rate for FHLB borrowings resulted from a reduced use of lower-cost overnight borrowings in the first six months of 2010 compared to the same period in the prior year
Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are both probable and reasonably estimable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $909,000 for the three months ended June 30, 2010, as compared to $304,000 for the same period in the prior year primarily due to continued assessment of estimated exposure on loans tested for impairment. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions. At June 30, 2010, the allowance for loan losses totaled $13.1 million, which represented 0.94% of total loans and 91.49% of non-performing loans compared to an allowance for loan losses of $12.5 million, which represented 0.91% of total loans and 104.1% of non-performing loans as of December 31, 2009.
Potential problem loans: The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are listed on the Company’s “watchlist” and are reviewed by management on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off. In addition, the Company maintains a listing of “criticized loans” consisting of Substandard and Doubtful loans which are transferred to the Special Assets area which totaled $29.9 million at June 30, 2010.
The Company closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At June 30, 2010, $14.5 million of commercial loans and $1.0 million of residential and consumer loans were included on the criticized list that are not considered impaired. At December 31, 2009, $15.8 million of commercial loans and $1.5 million of residential and consumer loans were included on the criticized list that are not considered impaired.
Non-interest Income: The Company has the following sources of non-interest income: banking service charges on deposit accounts, bank-owned life insurance, mortgage servicing income, loan fee income, derivative financial instruments and brokerage and insurance fees from Infinex, Inc., the Bank’s on-premise provider of non-deposit investment services.
Non-interest income decreased by $217,000 to $2.4 million for the quarter ended June 30, 2010, compared to $2.6 million for the same period last year. During the second quarter of 2010 there were no gains from the sale of securities compared to $867,000 of gains in 2009. Service charges and fees increased $748,000 in the second quarter of 2010 compared to the same period last year which included $526,000 of loan fees collected by Rockville Bank Mortgage, Inc., increased ATM fees of $107,000 and $75,000 in gains on the sale of fixed rate residential mortgage loans which was partially offset by a reduction in the collection of insufficient funds fees by $34,000 compared to the same quarter of 2009. There was no other-than-temporary impairment of securities in the second quarter of either year.
Non-interest income increased by $479,000 to $4.1 million for the six months ended June 30, 2010, compared to $3.6 million for the same period last year. During 2010, Rockville Bank Mortgage, Inc. collected $720,000 in loan fees in its first six months of operations. There were gains from the sale of securities of $188,000 compared to $936,000 of gains in 2009, a reduction of $748,000. ATM fees increased $222,000, the gain on the sale of fixed rate residential mortgage loans increased $195,000, the collection of insufficient funds fees decreased $64,000, and Infinex fees decreased $77,000 in the quarter ended June 30, 2010 compared to the same period of 2009. There was no other-than-temporary impairment of securities in 2010 compared to $357,000 in 2009.

Non-interest Expense: The following table summarizes non-interest expense for the three and six months ended June 30, 2010 and 2009:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2010	2009	Change	2010	2009	Change
			(In thousands)
Salaries and employee benefits	$4,831	$4,560	$271	$9,621	$9,382	$239
Service bureau fees	987	958	29	1,986	1,972	14
Occupancy and equipment	1,055	1,049	6	2,182	2,197	(15)
Professional fees	368	357	11	758	701	57
Marketing and promotions	397	362	35	671	618	53
FDIC assessments	401	1,138	(737)	801	1,499	(698)
Other real estate owned	99	—	99	467	—	467
Other	1,254	1,291	(37)	2,541	2,450	91

Total non-interest expense	$9,392	$9,715	$(323)	$19,027	$18,819	$208

Non-interest expense decreased $323,000, or 3.3%, to $9.4 million for the three months ended June 30, 2010 compared to $9.7 million for the same period in the prior year. Salary and employee benefits expense increased $271,000 which was mainly attributable to increases in salary expense of $475,000, health insurance of $53,000 and ESOP expense of $35,000 which were offset by reductions in pension and retirement expense of $326,000. Additionally, the number of full-time equivalent employees increased to 216 as of June 30, 2010 compared to 214 as of June 30, 2009. Service bureau fees increased $29,000 as the result of higher ATM servicing fees of $8,000 and other service bureau fees of $32,000 offset by $10,000 of reductions in wide-area network servicing fees. Occupancy and equipment expense was slightly higher due to increases in rent expense of $38,000 and janitorial service and supplies expense of $29,000 which was offset by reductions in depreciation expense of $44,000 and utilities expense of $17,000. Professional fees increased $10,000 due to increases in consulting fees of $29,000 and external audit and legal fees of $9,000 which were offset by reductions in internal audit fees of $28,000. Marketing and promotions expense was $35,000 higher mainly due to an increase in radio advertising of $46,000 which was offset by reductions in other mediums and promotions. The decrease in FDIC assessments resulted from a one-time special assessment of $700,000 incurred in the second quarter of 2009. Other real estate owned expense totaling $99,000 consisted of $59,000 of residential properties and $40,000 of commercial properties. There was no other real estate owned expense in the second quarter of 2009. Other expense declined $37,000 mainly due to reductions in printing and forms expense of $81,000, Directors’ fees of $44,000 and collections expense of $33,000 which were offset by increased provision expense for off balance sheet items of $64,000 and all other expense of $57,000.
Non-interest expense increased $208,000, or 1.1%, to $19.0 million for the six months ended June 30, 2010 compared to $18.8 million for the same period in the prior year. Salary and employee benefits expense increased $239,000 which was mainly attributable to increases in salary expense of $844,000, health insurance of $79,000, 401k contribution expense of $51,000, employee bonus expense of $38,000, temporary help expense of $30,000 and ESOP expense of $29,000 which were offset by reductions in pension and retirement expense of $601,000 and stock incentive award incentives of $242,000. The increase in the discount rate for the qualified pension plan expense is one of the key reasons for the overall decrease in the 2010 pension and retirement expense. Stock incentive award expense decreased due to the absence of new 2010 incentive awards. Service bureau fees increased $14,000 as the result of higher ATM servicing fees of $11,000 and service bureau fees of $51,000 offset by $48,000 of reductions in wide-area network servicing fees. Occupancy and equipment expense was slightly lower due to reductions in depreciation expense of $71,000 and utilities expense of $25,000 which was offset by increases in maintenance expense of $34,000, rent expense of $23,000 and janitorial service and supplies expense of $27,000. Professional fees increased $57,000 due to increases in consulting fees of $121,000 resulting from additional loan review documentation, possible branch expansion and human resource related issues which were offset by reductions in audit fees of $58,000 and legal fees of $6,000. Marketing and promotions expense increased $53,000 due to an increase in radio and television advertising. The decrease in FDIC assessments resulted from a one-time special assessment of $700,000 incurred in 2009. Other real estate owned expense totaling $467,000 consisted of $135,000 of residential properties and $332,000 of commercial properties. There was no other real estate owned property in the first six months of 2009. Other expense increased $91,000 as shown in the table below.

The following table summarizes significant components of other non-interest expense for the three and six months ended June 30, 2010 and 2009:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2010	2009	Change	2010	2009	Change
			(In thousands)
Telephone	$63	$43	$20	$110	$84	$26
Postage	99	91	8	211	190	21
Collections	94	127	(33)	257	190	67
Directors fees	161	205	(44)	333	397	(64)
Courier services	80	82	(2)	156	164	(8)
Mortgage loan servicing	65	72	(7)	136	153	(17)
Mortgage appraisal / credit reports	89	95	(6)	152	175	(23)
Off balance sheet provision expense	20	(44)	64	(4)	(38)	34
Dues and subscriptions	55	44	11	105	120	(15)
Printing and forms	51	132	(81)	154	172	(18)
Other	477	444	33	931	843	88

Total other non-interest expense	$1,254	$1,291	$(37)	$2,541	$2,450	$91

Income Tax Provision: Income tax provision increased $489,000 to $1.8 million for the three months ended June 30, 2010 as compared to $1.3 million for the same period in the prior year. Year to date income tax provision is $3.5 million, an increase of $1.2 million from the same period last year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The effective tax rate was 35.3% and 32.8% of pretax income for the six months ended June 30, 2010 and 2009, respectively.
Comparison of Financial Condition at June 30, 2010 and December 31, 2009
Summary: The Company’s total assets increased $30.9 million, or 2.0%, to $1.60 billion at June 30, 2010, from $1.57 billion at December 31, 2009, primarily due to a $22.0 million, or 1.6%, increase in loans receivable, an increase of available for sale securities of $11.3 million, or 11.0%, which was partially offset by a reduction of $2.3 million, or 12.2%, in held to maturity securities. Cash and cash equivalents increased $229,000 to $19.5 million at June 30, 2010. In the first quarter of 2009, the Company began selling residential mortgages in the secondary market to Freddie Mac. During the first six months of 2010, the Company sold $26.1 million of loans originated for sale in the secondary market. At June 30, 2010, there were no loans held for sale.
Deposits increased $21.3 million, or 1.9%, from December 31, 2009, to $1.15 billion at June 30, 2010. Interest-bearing deposits grew $14.4 million in the first six months of 2010 to $993.0 million from $978.6 million at December 31, 2009. Non-interest-bearing deposits totaled $157.4 million at June 30, 2010, an increase of $6.9 million from year end 2009. Federal Home Loan Bank advances increased $8.7 million, or 3.3%, to $272.5 million at June 30, 2010 from $263.8 million at December 31, 2009.
Total stockholders’ equity increased $5.0 million, or 3.2%, to $162.4 million at June 30, 2010 compared to $157.4 million at December 31, 2009. This was due to increased retained earnings of $4.1 million, consisting of $6.3 million of net income offset by dividend payments totaling $2.2 million. Also contributing to the increase in equity was an increase in additional paid-in capital of $272,000, a decrease of $278,000 in the accumulated other comprehensive loss, net of tax, and a reduction in unallocated stock held by the ESOP totaling $350,000.
Investment Securities: At June 30, 2010, the Company’s investment portfolio of $130.8 million, or 8.2% of total assets, consisted of available for sale securities of $114.0 million and held to maturity securities of $16.7 million. The increase in available for sale securities of $11.3 million from year end was mainly due to the purchase of $22.0 million of U.S. Government-sponsored enterprise investments offset by $11.2 million of principal payments of government-sponsored enterprise mortgage-backed securities. At June 30, 2010, the available for sale securities portfolio was comprised of $29.2 million in U.S. Government and U.S. Government-sponsored enterprise securities, $4.7 million in corporate bonds, $254,000 in municipal bonds, $65.5 million in U.S. Government-sponsored mortgage-backed securities and $14.4 million in marketable equity securities. The net unrealized gains on available for sale securities increased $220,000 to $6.3 million at June 30, 2010 from $6.1 million at December 31, 2009. The increase in the net unrealized gains on investment securities available for sale reflects the positive impact that decreasing long-term investment market rates had on the debt securities portfolio during the first six months of 2010. The held to maturity securities portfolio had an amortized cost of $16.7 million comprised of U.S. Government-sponsored mortgage-backed securities that had a fair market value of $18.1 million at June 30, 2010. Principal payments totaling $2.4 million were made in held to maturity securities during the six months ended June 30, 2010; there were no purchases.
Lending Activities: Net loans receivable increased $22.0 million to $1.38 billion at June 30, 2010. The increase was primarily due to increases in commercial real estate of $23.5 million and commercial business loans of $14.5 million. Residential real estate loans decreased $7.4 million to $747.4 million due to the Company’s decision to sell fixed rate residential loans in the secondary market as a result of the historically low market rates. Real estate construction loans decreased $7.3 million to $63.8 million from year end. As of June 30, 2010 and December 31, 2009, commercial business loans consisted of $21.9 million and $22.8 million, respectively, of loans fully guaranteed by the United States Department of Agriculture.
Deposits: Deposits increased $21.3 million to $1.15 billion at June 30, 2010 compared to $1.13 billion at December 31, 2009. At June 30, 2010, non-interest-bearing deposits were $157.4 million, an increase of $6.9 million and interest-bearing deposits were $993.0 million, an increase of $14.4 million, compared to December 31, 2009. Money market and investment savings account balances were $240.2 million, an increase of $5.5 million, regular savings and club account balances were $160.5 million, an increase of $16.7 million, and NOW account balances were $111.8 million, an increase of $3.7 million as compared to December 31, 2009. Certificates of deposit balances were $480.5 million, a decrease of $11.5 million in the first six months of 2010 compared to year end resulting from deposit runoff and lower average market rates. At June 30, 2010, core deposits were $669.9 million, an increase of $32.7 million compared to December 31, 2009. The Company has been promoting competitive rate shorter-term time deposits and money market accounts in response to the competition within our marketplace to maintain existing market share and to fund loan growth and reduce borrowings.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2010, $19.5 million of the Company’s assets were invested in cash and cash equivalents compared to $19.3 million at December 31, 2009. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.
For the six months ended June 30, 2010, net loans receivable increased $22.0 million due to increased levels of commercial real estate and commercial business loans. Total net loan originations declined $8.8 million from the same period last year. The Company purchased $23.0 million of available for sale investment securities during the six months ended June 30, 2010. Sales of available for sale securities in the first six months of 2010 were $399,000. The Company received $11.2 million in net principal reductions on available for sale mortgage-backed securities and $2.4 million in principal payments on held to maturity securities during the six months ended June 30, 2010. Calls and maturities of investment securities during the six months ended June 30, 2010 totaled $470,000.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At June 30, 2010, the Company had $272.5 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of

$134.3 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 30% of total assets, or $480.6 million at June 30, 2010.
At June 30, 2010, the Company had outstanding commitments to originate loans of $70.8 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $266.4 million. At June 30, 2010, time deposits scheduled to mature in less than one year totaled $307.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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
     Quantitative Analysis
Income Simulation: Simulation analysis is an estimate of the Company’s interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. The Company utilizes the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. The Company’s most recent simulation uses projected repricing of assets and liabilities at June 30, 2010 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities it holds, rising or falling interest rates may have a significant impact on the actual prepayment speeds of the Company’s mortgage related assets that may in turn affect its interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of the Company’s assets would tend to lengthen more than the expected average life of its liabilities and therefore would most likely result in a decrease to the Company’s asset sensitive position.

Percentage Decrease in Estimated
Net Interest Income
Over 12 Months
400 basis point increase in rates	0.17%
50 basis point decrease in rates	0.61

Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, the Company’s policy limits change in return on assets (“ROA”) by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA (for every 100 basis point interest rate change), whichever is less. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the slight asset-sensitivity of the Company’s balance sheet, income is projected to decrease more if interest rates fall. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Market intervention. At June 30, 2010, income at risk (i.e., the change in net interest income) decreased 0.17% and decreased 0.61% based on a 400 basis point average increase or a 50 basis point average decrease, respectively. At June 30, 2010, return on assets is modeled to decrease by 5 basis points and increase 8 basis points based on a 400 basis point increase or a 50 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Our management has evaluated, with the participation and under the supervision of our chief executive officer (“CEO”) and chief financial officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors

In addition to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, the following risk factors represent material updates.

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2010:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/10 — 4/30/10	—	$—	—	674,718
5/1/10 — 5/31/10	—	—	—	674,718
6/1/10 — 6/30/10	—	—	—	674,718

Total	—	$—	—	674,718

(1)	Effective January 2008, the Company adopted a plan to repurchase of up to 978,400 of our outstanding shares of common stock on the open market. At June 30, 2010 there were 674,718 shares available to be purchased under this program.
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

Date: August 9, 2010