Form 10-Q
period 2010-09-30
Rockville Financial Inc.
filed 2010-11-09
CIK 1311131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.
Commission File Number: 000-51239
ROCKVILLE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Connecticut	30-0288470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut	06066
(Address of principal executive offices)	(Zip Code)
(860) 291-3600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter prior that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
As of October 29, 2010, there were 19,551,938 shares of Registrant’s no par value common stock outstanding.

Part I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements
Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Condition
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$23,677	$18,507
Short-term investments	13,749	800

Total cash and cash equivalents	37,426	19,307
AVAILABLE FOR SALE SECURITIES-At fair value	126,143	102,751
HELD TO MATURITY SECURITIES-At amortized cost	15,431	19,074
LOANS HELD FOR SALE	364	—
LOANS RECEIVABLE (Net of allowance for loan losses of $14,094 in 2010 and $12,539 in 2009)	1,388,516	1,361,019
FEDERAL HOME LOAN BANK STOCK, at cost	17,007	17,007
ACCRUED INTEREST RECEIVABLE	4,692	4,287
DEFERRED TAX ASSET-Net	10,642	10,608
PREMISES AND EQUIPMENT-Net	14,986	15,863
GOODWILL	1,149	1,070
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	10,364	10,076
OTHER REAL ESTATE OWNED	5,895	3,061
PREPAID FDIC ASSESSMENTS	4,238	5,884
OTHER ASSETS	2,915	1,127

	$1,639,768	$1,571,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS:
Non-interest-bearing	$164,577	$150,484
Interest-bearing	1,010,401	978,624

Total deposits	1,174,978	1,129,108
MORTGAGORS’ AND INVESTORS’ ESCROW ACCOUNTS	3,191	6,385
ADVANCES FROM THE FEDERAL HOME LOAN BANK	276,428	263,802
ACCRUED EXPENSES AND OTHER LIABILITIES	20,032	14,411

Total liabilities	1,474,629	1,413,706

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding in 2010 and 2009)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,551,938 and 19,554,774 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively.)	85,249	85,249
Additional paid-in capital	4,484	4,082
Unearned compensation — ESOP	(3,654)	(4,178)
Treasury stock, at cost (698,826 at September 30, 2010 and December 31, 2009)	(9,663)	(9,663)
Retained earnings	89,155	82,971
Accumulated other comprehensive loss, net of tax	(432)	(1,033)

Total stockholders’ equity	165,139	157,428

	$1,639,768	$1,571,134

     See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans	$17,833	$17,222	$52,831	$51,965
Securities-interest	1,118	1,359	3,460	4,837
Securities-dividends	117	102	335	319
Interest-bearing deposits	1	1	4	1

Total interest and dividend income	19,069	18,684	56,630	57,122

INTEREST EXPENSE:
Deposits	2,815	4,807	8,668	15,439
Borrowed funds	2,701	2,577	7,852	7,819

Total interest expense	5,516	7,384	16,520	23,258

Net interest income	13,553	11,300	40,110	33,864
PROVISION FOR LOAN LOSSES	1,302	700	3,114	1,303

Net interest income after provision for loan losses	12,251	10,600	36,996	32,561

NON-INTEREST INCOME:
Total other-than-temporary impairment losses on equity securities	—	—	—	(357)
Service charges and fees	1,948	1,376	5,182	3,874
Net gain from sales of securities	2	—	190	936
Net gain from sales of loans	669	328	1,192	656
Other income	127	105	234	273

Total non-interest income	2,746	1,809	6,798	5,382

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,958	4,710	14,579	14,092
Service bureau fees	1,020	952	3,006	2,924
Occupancy and equipment	1,056	1,127	3,238	3,324
Professional fees	378	202	1,136	903
Marketing and promotions	247	149	918	767
FDIC assessments	406	375	1,207	1,874
Other real estate owned	498	11	965	11
Other	1,313	1,316	3,854	3,766

Total non-interest expense	9,876	8,842	28,903	27,661

INCOME BEFORE INCOME TAXES	5,121	3,567	14,891	10,282

PROVISION FOR INCOME TAXES	1,862	1,227	5,314	3,432

NET INCOME	$3,259	$2,340	$9,577	$6,850

     See accompanying notes to unaudited consolidated financial statements.                                         (Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Income — Concluded
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net income per share (see Note 2):
Basic	$0.18	$0.13	$0.52	$0.37
Diluted	0.18	0.13	0.52	0.37
Weighted average shares outstanding:
Basic	18,541,672	18,477,974	18,527,501	18,460,244
Diluted	18,561,277	18,497,155	18,541,739	18,466,638
See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

								Accumulated
			Additional	Unearned				Other	Total
	Common Stock		Paid-in	Compensation	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	- ESOP	Earnings	Shares	Amount	Loss	Equity
Balance at December 31, 2009	19,554,774	$85,249	$4,082	$(4,178)	$82,971	698,826	$(9,663)	$(1,033)	$157,428

Comprehensive income:
Net income	—	—	—	—	9,577	—	—	—	9,577
Net unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	308	308
Change in accumulated other comprehensive loss related to employee benefit plans, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	293	293

Total comprehensive income									10,178

Share-based compensation expense	—	—	350	—	—	—	—	—	350
ESOP shares released or committed to be released	—	—	82	524	—	—	—	—	606
Cancellation of shares for tax withholding	(2,836)	—	(30)	—	—	—	—	—	(30)
Dividends paid ($0.18 per common share)	—	—	—	—	(3,393)	—	—	—	(3,393)

Balance at September 30, 2010	19,551,938	$85,249	$4,484	$(3,654)	$89,155	698,826	$(9,663)	$(432)	$165,139

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,577	$6,850
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(125)	(127)
Share-based compensation expense	350	769
Amortization of ESOP Expense	606	525
Provision for loan losses	3,114	1,303
Write-down of OREO	380	—
Net gain from sales of securities	(190)	(936)
Other-than-temporary impairment of securities	—	357
Loans originated for sale	(46,788)	(38,902)
Proceeds from sales of loans	47,616	39,434
Net gains from sales of loans	(1,192)	(656)
Gain on sale of OREO	90	—
Depreciation and amortization	1,089	1,212
Loss on disposal of equipment	1	—
Deferred income tax benefit	(450)	(630)
Increase in cash surrender value of bank-owned life insurance	(288)	(274)
Net change in:
Deferred loan fees and premiums	(83)	649
Accrued interest receivable	(405)	(31)
Other assets	(142)	(874)
Accrued expenses and other liabilities	5,968	1,886

Net cash provided by operating activities	19,128	10,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	399	21,171
Proceeds from calls and maturities of available for sale securities	10,723	500
Principal payments on available for sale mortgage-backed securities	16,284	20,543
Principal payments on held to maturity mortgage-backed securities	3,694	3,881
Purchases of available for sale securities	(49,967)	(6,055)
Proceeds from sale of OREO	682	—
Capitalized OREO costs	(95)	—
Purchase of loans	—	(2,529)
Loan originations, net of principal payments	(34,419)	(65,051)
Purchases of premises and equipment	(189)	(1,046)

Net cash used in investing activities	(52,888)	(28,586)

See accompanying notes to unaudited consolidated financial statements.
(Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows — Concluded
(In Thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	45,870	83,146
Net decrease in mortgagors’ and investors’ escrow accounts	(3,194)	(2,908)
Net decrease in short-term Federal Home Loan Bank advances	(15,000)	(51,000)
Proceeds from long-term Federal Home Loan Bank advances	37,800	8,112
Repayments of long-term Federal Home Loan Bank advances	(10,174)	(14,143)
Common stock repurchased	—	(198)
Cancellation of shares for tax withholding	(30)	(34)
Cash dividends paid on common stock	(3,393)	(2,829)

Net cash provided by financing activities	51,879	20,146

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,119	2,115

CASH AND CASH EQUIVALENTS—Beginning of period	19,307	14,901

CASH AND CASH EQUIVALENTS—End of period	$37,426	$17,016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$16,478	$23,345
Income taxes	6,900	3,100
Transfer of loans to other real estate owned	3,891	2,155
Goodwill recognition from subsidiary acquisition	79	—
Transfer to fixed assets from subsidiary acquisition	23	—
See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
1.	Basis of Presentation and Principles of Consolidation

The consolidated interim financial statements and the accompanying notes presented in this report include the accounts of Rockville Financial, Inc., its wholly-owned subsidiary Rockville Bank, and the Bank’s wholly-owned subsidiaries, SBR Mortgage Company, SBR Investment Corp., Inc., Rockville Bank Commercial Properties, Inc., Rockville Bank Residential Properties, Inc., Rockville Financial Services, Inc. and Rockville Bank Mortgage, Inc. Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed on December 17, 2004. Rockville Financial MHC, Inc. holds 56.7% of the Company’s common stock, and the Company holds all of the common stock of Rockville Bank (the “Bank”).

The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim consolidated financial statements. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim consolidated financial statements should be read in conjunction with the Company’s 2009 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

On September 21, 2009, the Company entered into an agreement to purchase the assets of Family Choice Mortgage Company, a privately held Massachusetts mortgage origination corporation operating in Massachusetts and Connecticut. The transaction closed on January 11, 2010 and now operates under the name of Rockville Bank Mortgage, Inc., d/b/a Family Choice Mortgage, a subsidiary of Rockville Bank. This addition helps to expand the Company’s mortgage origination business, particularly in the area of Federal Housing Administration (FHA) loans, Veterans Administration (VA) loans, loans to first time home buyers, and Reverse Mortgages. Policies and procedures have been implemented that govern expense and revenue sharing. The subsidiary will be included within the risk management system of the Company and is not expected to have a significant effect on the operations of the Company.

The acquisition was structured as an earn-out with no payment at closing. The principal of the business is to receive a cash payout payable over a seven year period based on the income earned before taxes by Rockville Bank Mortgage, Inc. Goodwill from the transaction was recorded as a contingent liability. The liability was established based on a seven year discounted cash flow valuation applied to the projected income of Rockville Bank Mortgage, Inc. Projected income was calculated using budgeted amounts for 2010 and a 5.0% estimated annual growth thereafter. The only tangible assets acquired were the fixed assets of Family Choice Mortgage Company. The value of the fixed assets acquired was recorded using the book value, which approximated the fair value, of the fixed assets as of January, 2010.

Discounted Contingent Liability to Family Choice Mortgage Company	$103,182
Fixed Asset Valuation as of January, 2010	$24,232
Goodwill Asset	$78,950

2.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
		(In thousands, except share data)
Net income	$3,259	$2,340	$9,577	$6,850

Weighted-average basic shares outstanding	18,541,672	18,477,974	18,527,501	18,460,244
Diluted effect of stock options	19,605	19,181	14,238	6,394

Weighted-average diluted shares	18,561,277	18,497,155	18,541,739	18,466,638

Earnings per share:
Basic	$0.18	$0.13	$0.52	$0.37

Diluted	$0.18	$0.13	$0.52	$0.37

Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Unvested restricted shares are included in the weighted-average number of common shares outstanding for basic earnings per share calculations. For the three and nine month periods ended September 30, 2010 and 2009, the Company’s common stock equivalents relate solely to stock options granted and outstanding. Stock options that would have an anti-dilutive effect on earnings per share are excluded from the calculation. For the three and nine months ended September 30, 2010, options to purchase 426,270 and 431,637 shares, respectively, of common stock were not considered in the computation of potential common shares for the purpose of diluted EPS as the strike price of the options was above the Company’s average market price during the quarter.

3.	Recent Accounting Pronouncements

Derivatives and Hedging, Scope Exception Related to Embedded Credit Derivatives, Topic 815: In May 2010, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) 2010-11 –This is an update to FASB 815 – Derivatives and Hedging and is effective for fiscal quarters beginning after June 15, 2010. This ASU clarifies that the scope exception in Paragraphs 815-15-15-8 through 15-9 only applies to the transfer of credit risk in the form of subordination of one financial instrument to another. This would apply to a securitization that is issued in several tranches and one tranche is subordinate to another tranche of the same securitization. Under these circumstances the embedded credit derivative does not have to be analyzed under the above paragraphs for possible bifurcation. This update did not have a material impact on the Company’s consolidated financial statements.

Receivables, Topic 310: In July 2010, the FASB issued ASU” No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this Update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses (3) the changes and reasons for those changes in the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. This Update is expected to have a significant impact on the Company’s disclosure in the consolidated financial statements for the year ended December 31, 2010.

Receivables, Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset, Topic 310: In April 2010, the FASB issued ASU 2010-18 – This update is effective for modifications of loans accounted for with pools in the first interim or annual period ending on or after July 15, 2010. This update provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool. This update did not have a material impact on the Company’s consolidated financial statements.

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
Assets Recorded at Fair Value on a Recurring Basis:

			Fair Value Measurements
			At September 30, 2010
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$46,127	$2,002	$44,125	$—
Residential mortgage-backed securities	59,818	—	59,818	—
Corporate debt securities	4,671	—	4,671	—
Marketable equity securities	15,527	15,454	—	73

Total	$126,143	$17,456	$108,614	$73

			Fair Value Measurements
			At December 31, 2009
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$7,052	$2,018	$5,034	$—
Residential mortgage-backed securities	75,967	—	75,967	—
Corporate debt securities	4,656	—	4,656	—
Other debt securities	731	—	731	—
Marketable equity securities	14,345	14,272	—	73

Total	$102,751	$16,290	$86,388	$73

There were no transfers in or out of Level 1 and Level 2 for the nine months ended September 30, 2010. During the first nine months of 2010, the Company purchased $49.0 million of U.S. government agency securities and received $16.3 million of principal payments of residential mortgage-backed securities which are Level 2 assets.
The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Nine Months Ended September 30,
	2010	2009
Investment Securities Available for Sale:	(In thousands)
Balance of recurring Level 3 assets at prior year end	$73	$2,114
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	—	—
Included in other comprehensive income	—	103
Purchases, sales, issuances and settlements, net	—	—
Transfers in and/or out of Level 3	—	(241)

Balance of recurring Level 3 assets at September 30	$73	$1,976

During the nine months ended September 30, 2009, two non-marketable equity securities totaling $241,000 were transferred out of Level 3.

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

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as other real estate owned in its financial statements. Upon foreclosure, the property securing the loan is recorded at fair value as determined by real estate appraisals less the estimated selling expense. Appraisals are based upon observable market data such as comparable sales within the real estate market; however, assumptions made are based on management’s judgment of the appraisals and current real estate market conditions and therefore these assets are classified as non-recurring Level 3 assets in the fair value hierarchy.

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

Assets Recorded at Fair Value on a Non-recurring Basis:

The following table presents the Company’s assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2010 and 2009:

Fair Value Measurements At September 30, 2010
using:
		Quoted Prices			Three
		in Active			Months Ended	Nine Months Ended
		Markets for	Other	Significant	September 30,	September 30,
		Identical	Observable	Unobservable	2010 -	2010 -
		Assets	Inputs	Inputs	Total Gains	Total Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)	(Losses)
(In thousands)
Other real estate owned	$5,895	$—	$—	$5,895	$(380)	$(380)

Impaired loans	3,301	—	—	3,301	739	(704)

Total	$9,196	$—	$—	$9,196	$359	$(1,084)

Fair Value Measurements At September 30, 2009
using:
		Quoted Prices			Three
		in Active			Months Ended	Nine Months Ended
		Markets for	Other	Significant	September 30,	September 30,
		Identical	Observable	Unobservable	2009 -	2009 -
		Assets	Inputs	Inputs	Total Gains	Total Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)	(Losses)
(In thousands)
Impaired loans	$9,821	$—	$—	$9,821	$—	$—

Total	$9,821	$—	$—	$9,821	$—	$—

There were no liabilities reported at fair value on a non-recurring basis on the balance sheet at September 30, 2010 or December 31, 2009.
As of September 30, 2010 and December 31, 2009, the carrying value and estimated fair values of the Company’s financial instruments are as described below. Certain financial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$37,426	$37,426	$19,307	$19,307
Available for sale securities	126,143	126,143	102,751	102,751
Held to maturity securities	15,431	16,556	19,074	20,011
Loans receivable-net	1,388,516	1,406,795	1,361,019	1,360,789
Loans held for sale	364	364	—	—
FHLBB stock	17,007	17,007	17,007	17,007
Accrued interest receivable	4,692	4,692	4,287	4,287

Financial liabilities:
Deposits	1,174,978	1,162,929	1,129,108	1,135,815
Mortgagors’ and investors’
escrow accounts	3,191	3,191	6,385	6,385
Advances from FHLBB	276,428	295,014	263,802	276,619

5. Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale and held to maturity securities at September 30, 2010 and December 31, 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2010		(In thousands)
Available for sale:
Debt securities:
U.S. Government and government- sponsored enterprise obligations	$45,997	$155	$25	$46,127
Government-sponsored residential mortgage-backed securities	56,334	3,485	1	59,818
Corporate debt securities	5,888	—	1,217	4,671

Total debt securities	108,219	3,640	1,243	110,616

Marketable equity securities, by sector:
Banks	1,256	2,739	10	3,985
Consumer and household products	1,134	65	25	1,174
Food and beverage service	1,151	217	41	1,327
Government-sponsored enterprises	283	15	92	206
Healthcare/pharmaceutical	387	—	32	355
Industrial	695	240	17	918
Integrated utilities	742	93	—	835
Mutual funds	2,656	141	—	2,797
Oil and gas	754	500	4	1,250
Technology/Semiconductor	228	92	—	320
Telecommunications	661	63	10	714
Transportation	294	34	—	328
Other industries	1,030	329	41	1,318

Total marketable equity securities	11,271	4,528	272	15,527

Total available for sale	$119,490	$8,168	$1,515	$126,143

At September 30, 2010, the net unrealized gain on securities available for sale of $6.7 million, net of income taxes of $2.4 million, or $4.3 million, is included in accumulated other comprehensive loss.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2010		(In thousands)
Held to maturity:
Government-sponsored residential mortgage-backed securities	$15,431	$1,125	$—	$16,556

Total held to maturity	$15,431	$1,125	$—	$16,556

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2009		(In thousands)
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$7,017	$36	$1	$7,052
Government-sponsored residential mortgage-backed securities	72,537	3,431	1	75,967
Corporate debt securities	5,879	—	1,223	4,656
Other debt securities	722	9	—	731

Total debt securities	86,155	3,476	1,225	88,406

Marketable equity securities, by sector:
Banks	1,256	2,470	173	3,553
Consumer and household products	839	40	17	862
Food and beverage service	948	158	41	1,065
Government-sponsored enterprises	284	217	—	501
Healthcare/pharmaceutical	387	3	19	371
Industrial	639	134	13	760
Integrated utilities	742	69	—	811
Mutual funds	2,621	62	—	2,683
Oil and gas	754	353	12	1,095
Technology/Semiconductor	342	173	—	515
Telecommunications	354	—	15	339
Transportation	313	190	—	503
Other industries	1,030	263	6	1,287

Total marketable equity securities	10,509	4,132	296	14,345

Total securities available for sale	$96,664	$7,608	$1,521	$102,751

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

The amortized cost and fair value of debt securities at September 30, 2010 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized		Amortized	Fair
	Cost	Fair Value	Cost	Value
		(In thousands)
Maturity:
Within 1 year	$2,102	$2,102	$—	$—
After 1 but within 5 years	7,963	7,954	—	—
After 5 but within 10 years	38,995	39,106	—	—
After 10 years	2,825	1,636	—	—

	51,885	50,798	—	—
Mortgage-backed securities	56,334	59,818	15,431	16,556

	$108,219	$110,616	$15,431	$16,556

At September 30, 2010, securities with a fair value of $2.0 million were pledged to secure public deposits and U.S. Treasury, tax and loan payments.
For the nine months ended September 30, 2010, sales proceeds of available for sale securities totaled $399,000 with gains totaling $190,000. There were no losses for the nine months ended September 30, 2010.
As of September 30, 2010, the Company did not own any investment or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or government-sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
The following tables summarize gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, as of September 30, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2010			(In thousands)
Available for sale:
U.S. Government and government-sponsored enterprise obligations	$4,975	$25	$—	$—	$4,975	$25
Government-sponsored residential mortgage-backed securities	—	—	31	1	31	1
Corporate debt securities	—	—	4,571	1,217	4,571	1,217

Total debt securities	4,975	25	4,602	1,218	9,577	1,243
Marketable equity securities	1,176	200	606	72	1,782	272

Total	$6,151	$225	$5,208	$1,290	$11,359	$1,515

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair
	Value	Loss	Value	Loss	Value	Unrealized Loss
December 31, 2009			(In thousands)
Available for sale:
U.S. Government and government-sponsored enterprises	$2,018	$1	$—	$—	$2,018	$1
Government-sponsored residential mortgage-backed securities	—	—	58	1	58	1
Corporate debt	—	—	4,556	1,223	4,556	1,223

Total debt securities	2,018	1	4,614	1,224	6,632	1,225
Marketable equity securities	1,097	184	1,099	112	2,196	296

Total	$3,115	$185	$5,713	$1,336	$8,828	$1,521

Of the securities summarized above as of September 30, 2010, 16 issues have unrealized losses for less than twelve months and 8 issues had unrealized losses for twelve months or more. As of December 31, 2009, 9 issues had unrealized losses for less than twelve months and 13 issues had losses for twelve months or more.
U.S. Government and government-sponsored enterprises and mortgage-backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.
Corporate Debt Securities. The unrealized losses on corporate debt securities relate to one AA+ rated corporate bond and one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (PRETSL XXVIII). The unrealized losses on these securities are caused by the low interest rate environment because they reprice quarterly to three month LIBOR and market spreads on similar securities have increased. Yields on these securities are 0.57% and 0.69% verses coupon rates at purchase of 5.05% and 5.27%, respectively. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that these investments will suffer from any credit related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.
Marketable Equity Securities. The Company’s investments in marketable equity securities consist of common stock, preferred stock and mutual funds. The unrealized losses are spread out among several industries with no concentration in any one security. Management evaluated the near-term prospects of the issuers and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for an anticipated recovery of fair value. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.
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

6. Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Real estate loans:
Residential	$738,732	$754,838
Commercial	453,627	426,028
Construction	69,874	71,078
Commercial business loans	133,448	113,240
Installment, collateral and other loans	6,380	7,742

Total loans	1,402,061	1,372,926

Net deferred loan costs and premiums	549	632
Allowance for loan losses	(14,094)	(12,539)

Loans, net	$1,388,516	$1,361,019

Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Once a loan is 90 days delinquent or either the borrower or the loan collateral experiences an event that makes collectibility suspect, the loan is placed on non-accrual status. Our policies require six months of continuous payments in order for the loan to be removed from non-accrual status. A loan is classified as a troubled debt restructuring if we grant a concession to the borrower due to the borrower’s financial difficulties. Concessions may include reducing an interest rate to below market terms, extending the maturity date with an interest rate lower than the existing contractual rate, capitalizing past due interest or granting partial forgiveness of indebtedness.

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Non-performing assets:
Residential real estate(1)	$5,668	$3,106
Commercial real estate	2,166	2,242
Construction	3,207	6,630
Commercial business loans	529	61
Installment, collateral and other loans	9	7

Total non-accrual loans(2)	11,579	12,046
Accruing loan past due 90 days or more	—	—
Troubled debt restructurings	—	—

Total non-performing loans	11,579	12,046
Other real estate owned	5,895	3,061

Total non-performing assets	$17,474	$15,107

Total non-performing loans to total loans	0.83%	0.88%
Total non-performing assets to total assets	1.07%	0.96%
Allowance for loan losses as a percent of total loans	1.01%	0.91%
Allowance for loan losses as a percent of non-performing loans	121.72%	104.09%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on non-accrual loans totaled $610,000 and $233,000 at September 30, 2010 and December 31, 2009, respectively.

Changes in the allowance for loan losses are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Balance, beginning of period	$13,144	$13,060	$12,539	$12,553
Provision for loan losses	1,302	700	3,114	1,303
Loans charged-off	(375)	(1,156)	(1,594)	(1,378)
Recoveries of loans previously charged-off	23	6	35	132

Balance, end of period	$14,094	$12,610	$14,094	$12,610

Management has established the allowance for loan loss in accordance with GAAP for the period ending September 30, 2010 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of September 30, 2010 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first three quarters of 2010 and the five-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.
7. Other Real Estate Owned
Other real estate owned was $5.9 million as of September 30, 2010 compared to $3.1 million at December 31, 2009. Other real estate owned consisted of $5.2 million of commercial real estate properties and $710,000 of residential real estate properties which are held for sale at September 30, 2010. Other real estate owned expenses were $498,000 and $965,000 for the quarter and nine months ended September 30, 2010, respectively. Included in the third quarter 2010 expense was one commercial other real estate owned property that was written down by $380,000 to fair value. Other real estate owned at September 30, 2009 totaled $2.2 million, of which $2.0 million was commercial properties.
8. Benefit Plans
The amounts related to the Pension Plan, Supplemental Plans and the SERPs are reflected in the tables that follow as “Pension Plans.”
Components of Net Periodic Benefit Cost

			Other Post-Retirement
	Pension Plans		Benefits
	Three Months Ended September 30,
	2010	2009	2010	2009
		(In thousands)
Service cost	$208	$223	$4	$3
Interest cost	319	310	30	27
Expected return on plan assets	(365)	(263)	—	—
Amortization of net actuarial losses	139	239	15	6
Amortization of prior service cost	(9)	81	5	5

Net periodic benefit cost	$292	$590	$54	$41

	Pension Plans		Other Post-Retirement Benefits
	Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Service cost	$623	$682	$13	$8
Interest cost	956	927	91	80
Expected return on plan assets	(1,095)	(788)	—	—
Amortization of net actuarial losses	419	717	45	19
Amortization of prior service cost	(27)	240	14	15

Net periodic benefit cost	$876	$1,778	$163	$122

For the three months ended September 30, 2010, the Company contributed $22,000 to the post-retirement benefit plan. The Company anticipates contributing an additional $72,000 in the remaining three months of 2010 to the post-retirement benefit plan.
The Company contributed $900,000 to the Pension Plan in the first nine months of 2010 and expects no additional contribution in the remaining three months of 2010.
The Company contributes to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution for all employees that is fully vested. The 401(k) expense for the three months ended September 30, 2010 and 2009 was $116,000 and $99,000, respectively. For the nine months ended September 30, 2010 and 2009, 401(k) contribution expense totaled $364,000 and $297,000, respectively.
While management believes the assumptions used to estimate expenses related to pension and other post-retirement benefits are reasonable and appropriate, actual experience may significantly differ. The pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our Pension Plan assets of 8.25% and a discount rate of 6.00% for the year ending December 31, 2010. In developing our expected long-term rate of return assumption, we evaluated input from our actuary and investment consultant, including their review of asset class return expectations as well as long-term inflation assumptions, and their review of historical returns based on the current target asset allocations of 62% equity securities, 33% debt securities and 5% real estate. We regularly review our asset allocation and periodically rebalance our investments when considered appropriate. While all future forecasting contains some level of estimation error, we continue to believe that 8.25% falls within a range of reasonable long-term rate of return expectations for our pension plan assets. The Company recognizes the funded status of defined benefit plans in its consolidated statement of condition and measures its plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of condition.
9. Share-Based Compensation
The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) as approved by the Company’s Board of Directors and stockholders. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The Plan allows for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options. As of September 30, 2010, there were 31,907 restricted stock shares and 416,700 stock options that remain available for future grants under the Plan. There were no awards granted in 2010.
Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $95,000 and $350,000 with a related tax benefit recorded of $33,000 and $122,000 for the three and nine months ended September 30, 2010 of which Director share-based compensation expense recognized (in the consolidated statement of income as other non-interest expense) was $55,000 and $182,000, respectively and officer share-based compensation expense recognized (in the consolidated statement of income as salaries and benefit expense) was $40,000 and $168,000, respectively. The total charge of $350,000 for the nine months ended September 30, 2010 includes $30,000 related to 2,836 vested restricted shares used for income tax withholding on behalf of certain executives which occurred in the first nine months of 2010.
Stock Options: The following table presents the activity related to stock options under the Plan for the nine months ended September 30, 2010:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(In thousands)

Stock options outstanding at December 31, 2009	445,875	$13.18

Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Stock options outstanding at September 30, 2010	445,875	$13.18	6.9	$284

Options exercisable at September 30, 2010	369,055	$13.73	6.7	$—

The aggregate fair value of vested options was $119,000 and $249,000 for the nine months ended September 30, 2010 and 2009, respectively.
As of September 30, 2010, the unrecognized cost related to the stock options awarded of $178,000 will be recognized over a weighted-average period of 2.0 years.
The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options granted. No options were granted during 2010.
Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The following table presents the activity for restricted stock for the nine months ended September 30, 2010:

		Weighted Average
	Number	Grant-Date
	of Shares	Fair Value

Unvested as of December 31, 2009	41,695	$13.47
Granted	—	—
Vested	(9,950)	12.50
Forfeited	—	—

Unvested as of September 30, 2010	31,745	$13.78

The fair value of restricted shares that vested during the nine months ended September 30, 2010 and 2009 was $124,000 and $136,000, respectively. There were no shares of restricted stock granted during the nine months ended September 30, 2010. As of September 30, 2010, there was $188,000 of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 1.4 years.
Of the remaining unvested restricted stock, 13,495 shares will vest in 2010, 7,950 shares in 2011, 7,950 in 2012, and 2,350 in 2013. All unvested restricted stock shares are expected to vest.
10. Income Taxes
As of September 30, 2010 and December 31, 2009, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2006 through 2009.
As of September 30, 2010 and December 31, 2009, the Company has not accrued any interest and penalties related to certain tax positions.

11. Accumulated Other Comprehensive (Loss) Income
Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

		Net Unrealized Gain
	Minimum Pension	on Available For	Accumulated Other
	Liability	Sale Securities	Comprehensive Loss
		(In thousands)
December 31, 2009	$(5,049)	$4,016	$(1,033)
Change	293	308	601

September 30, 2010	$(4,756)	$4,324	$(432)

The following table summarizes other comprehensive income and the related tax effects for the nine months ended September 30, 2010:

September 30, 2010
(In thousands)
Net income	$9,577
Unrealized gain on securities available for sale	567
Income tax provision	(259)

Net unrealized gain on securities available for sale	308

Benefit plans amortization	450
Income tax provision	(157)

Net benefit plans amortization	293

Total other comprehensive income, net of tax	601

Total comprehensive income	$10,178

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

Financial instruments whose contract amounts represent credit risk are as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Commitments to extend credit:
Commitments to grant loans	$88,453	$36,650
Undisbursed construction loans	66,388	86,492
Undisbursed home equity lines of credit	137,269	125,511
Undisbursed commercial lines of credit	57,572	57,713
Standby letters of credit	10,306	10,555
Unused checking overdraft lines of credit	93	94

	$360,081	$317,015

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.
13. Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At September 30, 2010, the Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of September 30, 2010 and December 31, 2009 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					Minimum To Be Well
			Minimum For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Rockville Bank:
September 30, 2010
Total capital to risk weighted assets	$170,220	13.3%	$102,619	8.0%	$128,274	10.0%
Tier 1 capital to risk weighted assets	155,439	12.1	51,300	4.0	76,950	6.0
Tier 1 capital to total average assets	155,439	9.7	64,231	4.0	80,289	5.0

December 31, 2009
Total capital to risk weighted assets	$158,870	13.1%	$96,976	8.0%	$121,220	10.0%
Tier 1 capital to risk weighted assets	145,654	12.0	48,488	4.0	72,732	6.0
Tier 1 capital to total average assets	145,654	9.3	62,478	4.0	78,097	5.0

Rockville Financial, Inc.:
September 30, 2010
Total capital to risk weighted assets	$179,135	14.0%	$102,656	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	164,354	12.8	51,321	4.0	N/A	N/A
Tier 1 capital to total average assets	164,354	10.0	65,545	4.0	N/A	N/A

December 31, 2009
Total capital to risk weighted assets	$170,559	14.1%	$96,978	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	157,343	13.0	48,489	4.0	N/A	N/A
Tier 1 capital to total average assets	157,343	10.1	62,028	4.0	N/A	N/A
Connecticut law restricts the amount of dividends that the Bank can pay based on earnings for the current year and the preceding two years. As of September 30, 2010, $17.7 million is available for payment of dividends.
A reconciliation of the Company’s capital to regulatory capital is as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Total capital per financial statements	$165,139	$157,428
Accumulated other comprehensive loss	432	1,033
Intangible assets	(1,149)	(1,070)
Servicing assets	(68)	(48)

Total Tier 1 capital	164,354	157,343
Allowance for loan and other losses includible in Tier 2
capital	14,781	13,216

Total capital per regulatory reporting	$179,135	$170,559

14. Subsequent Event
Entry into a Material Definitive Agreement
On September 16, 2010, the Boards of Directors of Rockville Financial, Inc. (the “Company”), Rockville Financial MHC, Inc. (the “Mutual Holding Company”), and Rockville Bank (the “Bank”) adopted the Plan of Conversion and Reorganization of the Mutual Holding Company (the “Plan”) pursuant to which the Mutual Holding Company will undertake a “second-step” conversion and cease to exist. The Bank will reorganize from a two-tier mutual holding company structure to a stock holding company structure. The Mutual Holding Company currently owns 56.7% of the shares of common stock of the Company.
Pursuant to the Plan, (i) the Bank will become a wholly owned subsidiary of Rockville Financial New, Inc. (the “New Holding Company”), a Connecticut corporation recently formed by the Company, (ii) the shares of common stock of the Company held by persons other than the Mutual Holding Company (whose shares will be canceled) will be converted into shares of common stock of the New Holding Company pursuant to an exchange ratio intended to preserve the percentage ownership interests of such persons, and (iii) the New Holding Company will offer and sell shares of its common stock representing the ownership interest of the Mutual Holding Company, including its assets other than its shares in the Company, to eligible depositors of the Bank and certain other persons in a subscription offering. The Plan is subject to regulatory approval as well as the approval of the Mutual Holding Company’s corporators and the Company’s stockholders (including the approval of a majority of the shares held by persons other than the Mutual Holding Company).
Shares not subscribed for in the subscription offering are expected to be available for sale in a community offering to members of the local community and the general public, and if necessary in a syndicated community offering. The number of shares to be sold in the conversion offering and the exchange ratio for current stockholders of the Company are based on an independent appraisal.
The foregoing summary of the Plan is not complete and is qualified in its entirety by reference to the complete text of such document, which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 16, 2010 and which is incorporated herein by reference in its entirety.
The Company announced the adoption of the Plan in a press release dated September 16, 2010, in which the Company also announced the filing of a Registration Statement on Form S-1 by the New Holding Company.
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
Factors that could cause this difference — many of which are beyond our control — include without limitation the following:
•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect us or our businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	Our inability to recruit and retain additional high-skilled personnel, in particular the new Chief Executive Officer, could result in disruptions to our business or operations.

•	Strong competition within our market area may limit our growth and profitability.

•	We may not manage the risks involved in the foregoing as well as anticipated.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•	Our stock value may be negatively affected by federal regulations restricting takeovers and our mutual holding company structure.

•	Persons who purchase our stock will own a minority of Rockville Financial, Inc.’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

•	Further implementation of our stock benefit plans could increase our costs, which will reduce our income.

•	Because we intend to continue to increase our commercial real estate and commercial business loan originations, our lending risk may increase, and downturns in the real estate market or local economy could adversely affect our earnings.

•	The trading volume in our stock is less than in larger publicly traded companies which can cause price volatility, hinder the ability to sell our common stock and may lower the market price of the stock.

•	The Emergency Economic Stabilization Act (“EESA”) of 2008 has and may continue to have a significant impact on the banking industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010 and is expected to result in dramatic regulatory changes that will affect the industry in general, and impact the Company’s competitive position in ways that can’t be predicted at this time.
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
Overview
Rockville Financial, Inc. (the “Company”) is a state-chartered mid-tier stock holding company formed on December 17, 2004 and the Company holds all the common stock of Rockville Bank (the “Bank”). Rockville Financial MHC, Inc. holds 56.7% percent of the Company’s outstanding common stock, and the Company holds all the outstanding common stock of Rockville Bank (the “Bank”). Pursuant to the terms of the plan of conversion adopted by Existing Rockville Financial MHC, Inc., Rockville Financial, Inc, and Rockville Bank on September 16, 2010, Rockville Financial MHC, Inc. will convert from a partially public mutual holding company structure to a fully public stock holding company structure. After the conversion, Rockville Financial MHC, Inc and Existing Rockville Financial, Inc. will cease to exist and a new subsidiary, Rockville Financial New, Inc., will be formed.
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

Allowance for Loan Losses: The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established in accordance with GAAP through the provision for loan losses which is charged against income. Management believes the policy is critical because determination of the amount of the allowance involves significant judgments and assumptions.
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
The unallocated allowance represents the results of an analysis that measures the probable losses inherent in each portfolio. If the allowance for loan losses is too low, the Company may incur higher provisions for loan loss expense in the future resulting in lower net income. If an estimate of the allowance for loan losses is too high, the Company may experience lower provisions for loan loss expense resulting in higher net income. The unallocated allowance increased to $279,000 as of September 30, 2010 from $209,000 as of December 31, 2009. The unallocated allowance supports the possible loss that exists in emerging problem loans that cannot be fully quantified or disposition costs that may be affected by conditions not fully understood at this time. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.
At the time of loan origination, a risk rating based on a nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. More complex loans, such as commercial business loans and commercial real estate, require that our internal independent credit area further evaluate the risk rating of the individual loan, with the credit area having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of our loan portfolio is reviewed by a third-party risk assessment firm and by our internal credit management function. Review findings are reported periodically to senior management, the Board of Directors’ Lending Committee and the Board of Directors. This process is supplemented with several risk assessment tools including monitoring of delinquency levels, analysis of historical loss experience by loan type, identification of portfolio concentrations by borrower and industry, and a review of economic conditions that might impact loan quality. Based on these findings the allowance for each loan type is evaluated. The allowance for loan losses is calculated on a quarterly basis and reported to the Board of Directors.
Any loan that is 90 or more days delinquent is placed on non-accrual status and classified as a non-performing asset. A loan is classified as impaired when it is probable that we will be unable to collect all amounts due in accordance with the terms of the loan agreement. An allowance is maintained for impaired loans to reflect the difference, if any, between the principal balance of the loan and the present value of projected cash flows, observable fair value or the loan’s collateral value. In addition, our bank regulatory agencies periodically review the adequacy of the allowance for loan losses as part of their review and examination processes. The regulatory agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their review or examination.
Each quarter, management, in conjunction with the Board of Directors’ Lending Committee, evaluates the total balance of the allowance for loan losses based on several factors some of which are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, loans are grouped by type within each risk weighting classification status. All loans 90 days or more delinquent or classified as trouble debt restructuring are evaluated individually, based primarily on the value of the collateral securing the loan and the ability of the borrower to repay as agreed.
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
This analysis process is both quantitative and subjective as it requires management to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.
Other-than-Temporary Impairment of Securities: On a quarterly basis, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. It is assessed whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Losses on debt securities with no identified credit loss component are reflected in other comprehensive income. Held to maturity securities are comprised of U.S. government-sponsored mortgage-backed securities with no unrealized losses at September 30, 2010. Management believes the policy for evaluating securities for other-than-temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income.
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
In 1998, the Company created and has since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At September 30, 2010 there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2006 through 2009. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of September 30, 2010, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of September 30, 2010, our net deferred tax asset was $10.6 million and there was no valuation allowance.
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
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2010 and 2009
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage servicing income, bank-owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment, service bureau fees, and other non-interest expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the three and nine months ended September 30, 2010 and 2009.
Income Statement Summary

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(In thousands)
Net interest income	$13,553	$11,300	$2,253	$40,110	$33,864	$6,246
Provision for loan losses	1,302	700	602	3,114	1,303	1,811
Non-interest income	2,746	1,809	937	6,798	5,382	1,416
Non-interest expense	9,876	8,842	1,034	28,903	27,661	1,242

Income before income taxes	5,121	3,567	1,554	14,891	10,282	4,609
Provision for income taxes	1,862	1,227	635	5,314	3,432	1,882

Net income	$3,259	$2,340	$919	$9,577	$6,850	$2,727

Net income increased by $919,000 to $3.3 million for the quarter ended September 30, 2010 compared to $2.3 million for the same period last year. The increase in net income primarily resulted from an increase in net interest income of $2.3 million and non-interest income of $937,000 which was partially offset by an increase of $1.0 million in non-interest expense, an increase of $602,000 in the provision for loan loss expense and an increase in income tax provision of $635,000. The increase in net interest income was due to a reduction of deposit expense of $2.0 million and higher interest and dividend income of $385,000. The increase in non-interest income was the result of the recognition of gains made on the sale of loans held for sale totaling

$669,000 compared to $328,000 in the third quarter of 2009 and a $572,000 increase in service charges and fees to $1.9 million in the third quarter of 2010. The increase in service charges and fees resulted from $628,000 of loan fee income generated by Rockville Bank Mortgage, Inc. and an additional $82,000 in ATM fees which was offset by a net reduction in insufficient funds fees totaling $123,000 compared to the third quarter of 2009.
Non-interest expense increased $1.0 million for the quarter-ended September 2010 as compared to the same period in 2009. Increases in salaries and employee benefits of $248,000, service bureau fees of $68,000, professional fees of $176,000, marketing and promotions of $98,000, FDIC assessments of $31,000 and other real estate owned of $487,000, including $380,000 in write offs, and reductions in occupancy and equipment of $71,000 accounted for much of the increase for the quarter. Income before income taxes increased $1.5 million to $5.1 million in the third quarter of 2010 from $3.6 million for the same quarter last year.
Year to date net income increased by $2.7 million to $9.6 million compared to $6.9 million for the same period last year. The increase in net income resulted from an increase in net interest income of $6.2 million and additional non-interest income of $1.4 million, which was partially offset by increases in the provision for loan loss expense of $1.8 million, non-interest expense of $1.2 million and income tax provision of $1.9 million. The increase in net interest income was due to a reduction of interest expense on deposits of $6.8 million offset by lower interest and dividend income of $492,000. The increase of non-interest income resulted from $1.3 million of loan fee income generated by Rockville Bank Mortgage, Inc., an increase of $536,000 in gains on the sale of loans and the absence of additional other-than-temporary impairment charges compared to $357,000 last year. Offsetting these improvements was a reduction of $746,000 in securities gains in 2010 compared to the same period last year.
Non-interest expense increased $1.2 million for the nine-months ended September 2010 as compared to the same period in 2009. Increases in salaries and employee benefits of $487,000, service bureau fees of $82,000, professional fees of $233,000, marketing and promotions of $151,000, other real estate owned of $954,000 and reductions in occupancy and equipment of $86,000 and FDIC assessments of $667,000 accounted for much of the increase. Income before income taxes increased $4.6 million to $14.9 million in the first nine months of 2010 compared to $10.3 million compared to the same period last year.
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

	Three Months Ended September 30,
	2010			2009
		Interest and	Yield/		Interest and
	Average Balance	Dividends	Cost	Average Balance	Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,388,227	$17,833	5.14%	$1,334,786	$17,222	5.16%
Investment securities	125,260	1,235	3.94	128,723	1,461	4.54
Federal Home Loan Bank stock	17,007	—	—	17,007	—	—
Other earning assets	5,245	1	0.08	1,709	1	0.23

Total interest-earning assets	1,535,739	19,069	4.97	1,482,225	18,684	5.04

Non-interest-earning assets	70,305			59,772

Total assets	$1,606,044			$1,541,997

Interest-bearing liabilities:
NOW and money market accounts	$352,016	389	0.44	$322,846	578	0.72
Savings accounts (5)	161,803	136	0.34	136,585	149	0.44
Time deposits	484,208	2,290	1.89	529,702	4,080	3.08

Total interest-bearing deposits	998,027	2,815	1.13	989,133	4,807	1.94
Advances from the Federal Home Loan Bank	272,616	2,701	3.96	256,485	2,577	4.02

Total interest-bearing liabilities	1,270,643	5,516	1.74%	1,245,618	7,384	2.37%

Non-interest-bearing liabilities	170,298			143,844

Total liabilities	1,440,941			1,389,462
Stockholders’ equity	165,103			152,535

Total liabilities and stockholders’ equity	$1,606,044			$1,541,997

Net interest income		$13,553			$11,300

Net interest rate spread (2)			3.23%			2.67%
Net interest-earning assets (3)	$265,096			$236,607

Net interest margin (4)			3.53%			3.05%

Average interest-earning assets to average interest-bearing liabilities			120.86%			119.00%

(1)	Includes loans held for sale.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

(5)	Includes mortgagors’ and investors’ escrow accounts.

	Nine Months Ended September 30,
	2010			2009
		Interest and	Yield/		Interest and
	Average Balance	Dividends	Cost	Average Balance	Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,369,198	$52,831	5.14%	$1,325,770	$51,965	5.23%
Investment securities	122,343	3,795	4.14	145,453	5,156	4.73
Federal Home Loan Bank stock	17,007	—	—	17,007	—	—
Other earning assets	6,618	4	0.08	1,048	1	0.13

Total interest-earning assets	1,515,166	56,630	4.98	1,489,278	57,122	5.11

Non-interest-earning assets	67,904			58,746

Total assets	$1,583,070			$1,548,024

Interest-bearing liabilities:
NOW and money market accounts	$348,607	1,182	0.45	$305,119	2,017	0.88
Savings accounts (5)	158,607	410	0.34	134,551	475	0.47
Time deposits	483,681	7,076	1.95	529,451	12,947	3.26

Total interest-bearing deposits	990,895	8,668	1.17	969,121	15,439	2.12
Advances from the Federal Home Loan Bank	266,162	7,852	3.93	292,320	7,819	3.57

Total interest-bearing liabilities	1,257,057	16,520	1.75%	1,261,441	23,258	2.46%

Non-interest-bearing liabilities	163,565			137,014

Total liabilities	1,420,622			1,398,455
Stockholders’ Equity	162,448			149,569

Total liabilities and stockholders’ equity	$1,583,070			$1,548,024

Net interest income		$40,110			$33,864

Net interest rate spread (2)			3.23%			2.65%
Net interest-earning assets (3)	$258,109			$227,837

Net interest margin (4)			3.53%			3.03%

Average interest-earning assets to average interest-bearing liabilities			120.53%			118.06%

(1)	Includes loans held for sale.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

(5)	Includes mortgagors’ and investors’ escrow accounts.

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

	Three Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2010
	Compared to			Compared to
	September 30, 2009			September 30, 2009
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$686	$(75)	$611	$1,688	$(822)	$866
Securities interest, dividends & income from other assets	1	(227)	(226)	(575)	(783)	(1,358)

Total earning assets	687	(302)	385	1,113	(1,605)	(492)

Interest expense:
NOW and money market accounts	49	(238)	(189)	255	(1,090)	(835)
Savings accounts	25	(38)	(13)	76	(141)	(65)
Time deposits	(326)	(1,464)	(1,790)	(1,039)	(4,832)	(5,871)

Total interest-bearing deposits	(252)	(1,740)	(1,992)	(708)	(6,063)	(6,771)
FHLB Advances	159	(35)	124	(727)	760	33

Total interest-bearing liabilities	(93)	(1,775)	(1,868)	(1,435)	(5,303)	(6,738)

Change in net interest income	$780	$1,473	$2,253	$2,548	$3,698	$6,246

Net Interest Income: Net interest income before the provision for loan loss was $13.6 million for the three months ended September 30, 2010, compared to $11.3 million for the same period in the prior year, an increase of $2.3 million. Average earning assets increased by $53.5 million, or 3.6%, to $1.54 billion. In the third quarter of 2010 interest income on earning assets was $19.1 million, an increase of $385,000, yielding an average of 4.97%, a decrease of 7 basis points, as compared to the same period of 2009. Average interest-bearing liabilities increased $25.0 million, or 2.0% to $1.27 billion for the three months ended September 30, 2010, costing an average of 1.74%, a decrease of 63 basis points. Average time deposits declined $45.5 million in the third quarter of 2010. Average NOW and money market account balances increased $29.2 million and average savings account balances increased $25.2 million compared to the same period last year. In the third quarter of 2010, the cost of interest-bearing liabilities was $5.5 million, a decrease of $1.9 million from the same period last year.
The increase in the average interest-earning assets reflects the net impact of continued strong average loan growth of $53.4 million and an average reduction in available for sale securities of $3.5 million. The increase in average interest-bearing liabilities reflects the net impact of continued growth of average core interest-bearing deposits of $54.4 million and FHLB borrowings of $16.1 million which was offset by reductions in average time deposits of $45.5 million. Average net interest-earning assets increased by $28.5 million to $265.1 million. The Company’s net interest margin increased 48 basis points to 3.53% compared to 3.05% for the same period in the prior year. The Company’s net interest rate spread increased 56 basis points to 3.23% due to a decrease in the cost of funds of 63 basis points which was partially offset by a 7 basis point reduction in the earning asset yield.
Net interest income before the provision for loan loss was $40.1 million for the nine months ended September 30, 2010, compared to $33.9 million for the same period in the prior year. The increase in net interest income of $6.2 million, or 18.4%, is primarily due to a $30.3 million, or 13.3%, increase in average net interest-earning assets, in combination with a 50 basis point increase in our net interest margin to 3.53%. Average earning assets increased by $25.9 million, or 1.7%, to $1.52 billion while average interest-bearing liabilities declined $4.4 million, or 0.4% to 1.26 billion. The increase in the average net interest-earning assets reflects the net impact of continued

strong loan growth funded primarily by NOW and money market accounts. Our net interest rate spread increased 58 basis points to 3.23% from 2.65% for the same period in the prior year due to a 71 basis point decline in our average cost of funds partially offset by a 13 basis point decrease in our average earning asset yield resulting from the decline in interest rates.
Interest and Dividend Income: Interest and dividend income increased $385,000, or 2.1%, to $19.1 million for the three months ended September 30, 2010 from $18.7 million for the same period in the prior year. A decline of $3.5 million of average available for sale securities along with a 60 basis point decline in rates accounted for a $226,000 reduction in interest and dividend income on investment securities. Interest income on loans receivable increased $611,000, or 3.6%, to $17.8 million. The increase in loan interest income was due growth in average loans for the period of $53.4 million, or 4.0% which was offset by a 2 basis point reduction on average loan yields. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. The Company’s yield on interest-earning assets decreased 7 basis points to 4.97% from 5.04%. The decrease in the average yield was attributable to the addition of new loans and investments at lower yields than the third quarter last year and adjustable rate loans repricing downward. The effect of the lowering rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period. The prime rate used as an index to re-price various commercial and home equity adjustable loans remained unchanged at 3.25% for the three months ended September 30, 2010 compared to the same period last year. The one-year Constant Maturity Treasury Bill Index used to re-price adjustable rate residential mortgages decreased 16 basis points during the past year to 0.25% at September 30, 2010 compared to 0.41% at September 30, 2009.
For the nine months ended September 30, 2010, interest and dividend income decreased $492,000, or 0.9%, to $56.6 million from $57.1 million for the same period in the prior year. The Company’s interest-earning assets grew $25.9 million while the yield on interest-earning assets decreased 13 basis points to 4.98% from 5.11%. A decline of $23.1 million of average available for sale securities coupled with a 59 basis point decline in yield accounted for a $1.4 million reduction in interest and dividend income. Interest income on loans receivable increased $866,000, or 1.7%, to $52.8 million compared to $52.0 million last year. The increase in loan interest income was due to growth in average loans for the period of $43.4 million, or 3.3% offset by a 9 basis point reduction on average loan yields.
Interest Expense: Interest expense for the three months ended September 30, 2010 decreased $1.9 million, or 25.3%, to $5.5 million from $7.4 million compared to the same period last year. The savings resulted from a decrease of 63 basis points paid on average interest-bearing liabilities in combination with a $25.0 million, or a 2.0%, increase in average interest-bearing liabilities. The decrease in the cost of funds was primarily due to the impact of the sustained low interest rate environment had on the Bank’s time deposits during the third quarter of 2010 resulting in expense savings of $1.8 million. Average balances on interest-bearing deposits rose to $998.0 million, an increase of $8.9 million as the growth in NOW and money market accounts of $29.2 million and savings accounts of $25.2 million offset the reduction of $45.5 million of time deposits. Generally, management would prefer to fund growth with deposits instead of wholesale borrowings. Current market conditions are such that the growth in deposits allowed the Company to reduce its demand for new wholesale borrowings to $16.1 million in average borrowings. Average outstanding advances from the Federal Home Loan Bank were $272.6 million. The interest rate on these borrowings averaged 3.96%, a decrease of 6 basis points compared to the average rate of 4.02% last year.
Interest expense for the nine months ended September 30, 2010 decreased $6.7 million, or 29.0%, to $16.5 million from $23.3 million compared to the same period in the prior year. The savings resulted from a decrease of 71 basis points paid on average interest-bearing liabilities in combination with a $4.4 million, or a 0.4%, decrease in average interest-bearing liabilities. The decrease in the cost of funds was primarily due to the impact of the sustained low interest rate environment had on the Bank’s time deposits during the first nine months of 2010 resulting in expense savings of $5.9 million. Average balances on interest-bearing deposits rose to $990.9 million, an increase of $21.8 million as the growth in NOW and money market accounts of $43.5 million and savings accounts of $24.1 million offset the reduction of $45.8 million in time deposits. Average outstanding advances from the Federal Home Loan Bank were $266.2 million, a decrease of $26.2 million. The interest rate on these borrowings averaged 3.93%, an increase of 36 basis points compared to the average rate of 3.57% last year. The increase in the average rate for FHLB borrowings resulted from a reduced use of lower-cost overnight borrowings in the first nine months of 2010 compared to the same period in the prior year.
Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are probable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $1.3 million for the three months ended September 30, 2010, as compared to $700,000 for the same period in the prior year primarily due to continued assessment of estimated exposure on impaired loans. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions. At September 30, 2010, the allowance for loan losses totaled $14.1 million, which represented 1.01% of total loans and 121.72% of non-performing loans compared to an allowance for loan losses of $12.5 million, which represented 0.91% of total loans and 104.09% of non-performing loans as of December 31, 2009.
Potential problem loans: The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are listed on the Company’s “watchlist” and are reviewed by management on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off. In addition, the Company maintains a listing of “criticized loans” consisting of Substandard and Doubtful loans which are transferred to the Special Assets area which totaled $26.5 million at September 30, 2010.
The Company closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At September 30, 2010, $14.4 million of commercial loans and $500,000 of residential and consumer loans were included on the criticized list that are not considered impaired. At December 31, 2009, $15.8 million of commercial loans and $1.5 million of residential and consumer loans were included on the criticized list that are not considered impaired.
Non-interest Income: The Company has the following sources of non-interest income: banking service charges on deposit accounts, bank-owned life insurance, mortgage servicing income, loan fee income, derivative financial instruments and brokerage and insurance fees from Infinex, Inc., the Bank’s on-premise provider of non-deposit investment services.
Non-interest income increased by $937,000 to $2.7 million for the quarter ended September 30, 2010, compared to $1.8 million for the same period last year. Service charges and fees increased $572,000 to $1.9 million in the third quarter of 2010 compared to the same period last year. The increase was attributable to $628,000 of loan fees collected by Rockville Bank Mortgage, Inc., which began operations in January of this year, and an increase in ATM fees of $82,000. Partially offsetting these was a reduction in the collection of insufficient funds fees of $123,000 resulting from a policy change implemented this year. During the third quarter of 2010, the Company realized gains of $669,000 on the sale of fixed rate residential mortgages compared to $328,000 for the same period last year due to the decision of the Company’s asset-liability committee to sell longer-term, fixed rate residential mortgages in the current interest rate environment. Additionally, the Company collected $30,000 in rental income on other real estate owned in the third quarter of 2010 compared to none in the third quarter of 2009. There were no significant gains from the sale of securities during the third quarter of 2010 or 2009. There was no other-than-temporary impairment of securities in the third quarter of either year.
Non-interest income increased by $1.4 million to $6.8 million for the nine months ended September 30, 2010, compared to $5.4 million for the same period last year. During 2010, Rockville Bank Mortgage, Inc. collected $1.3 million in loan fees in its first nine months of operations. There were gains from the sale of securities of $190,000 in 2010 compared to $936,000 of gains in 2009, a reduction of $746,000. ATM fees increased $303,000, the gains on the sale of fixed rate residential mortgage loans increased $536,000, the collection of insufficient funds fees decreased $187,000, and Infinex fees decreased $60,000 for the nine months ended September 30, 2010 compared to the same period of 2009. There was no other-than-temporary impairment of securities in 2010 compared to $357,000 in 2009.

Non-interest Expense: The following table summarizes non-interest expense for the three and nine months ended September 30, 2010 and 2009:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2010	2009	Change	2010	2009	Change
	(In thousands)
Salaries and employee benefits	$4,958	$4,710	$248	$14,579	$14,092	$487
Service bureau fees	1,020	952	68	3,006	2,924	82
Occupancy and equipment	1,056	1,127	(71)	3,238	3,324	(86)
Professional fees	378	202	176	1,136	903	233
Marketing and promotions	247	149	98	918	767	151
FDIC assessments	406	375	31	1,207	1,874	(667)
Other real estate owned	498	11	487	965	11	954
Other	1,313	1,316	(3)	3,854	3,766	88

Total non-interest expense	$9,876	$8,842	$1,034	$28,903	$27,661	$1,242

Non-interest expense increased $1.0 million, or 11.7%, to $9.9 million for the three months ended September 30, 2010 compared to $8.8 million for the same period in the prior year. Salary and employee benefits expense increased $248,000 which was mainly attributable to increases in salary and related payroll tax expense of $636,000 and health insurance expense of $25,000 which were offset by reductions in pension and retirement expense of $333,000 and temporary help expense of $80,000. Additionally, with the addition of Rockville Bank Mortgage, Inc., the number of full-time equivalent employees increased to 235 as of September 30, 2010 compared to 208 as of September 30, 2009 Service bureau fees increased $68,000 as the result of higher ATM servicing fees of $40,000, other service bureau fees of $23,000 and wide-area network servicing fees of $5,000. Occupancy and equipment expense decreased $71,000 mainly due to decreases in depreciation expense of $49,000 and janitorial service and supplies expense of $38,000 which was offset by increases in rent and other occupancy expense of $16,000. Professional fees increased $176,000, of which, $109,000 was for consulting fees and $67,000 for audit and legal fees. The increase was mainly attributable for expenses related to loan review and executive search. Marketing and promotions expense increased $98,000 mainly due to the redesign of the Company’s website and logo and increased advertising to take advantage of competitive opportunities. Other real estate owned expense increased $487, 000 for the quarter ended September 30, 2010 which consisted of $50,000 of residential properties and $437,000 of commercial properties. Other expense declined $3,000 mainly due to reductions in collections expense of $122,000 which was offset by increased mortgage appraisal and credit report expense of $32,000, mortgage loan servicing expense of $21,000 and all other expense of $66,000.
Non-interest expense increased $1.2 million, or 4.5%, to $28.9 million for the nine months ended September 30, 2010 compared to $27.7 million for the same period in the prior year. Salary and employee benefits expense increased $487,000 which was mainly attributable to increases in salary expense of $1.5 million, health insurance of $103,000, 401k contribution expense of $67,000 and employee bonus expense of $63,000 which were offset by reductions in pension and retirement expense of $934,000, stock award incentives of $251,000 and temporary help of $51,000. The increase in the discount rate for the qualified pension plan expense is one of the key reasons for the overall decrease in the 2010 pension and retirement expense. Stock incentive award expense decreased due to the absence of new 2010 incentive awards. Service bureau fees increased $82,000 as the result of higher ATM servicing fees of $50,000 and service bureau fees of $74,000 offset by $42,000 of reductions in wide-area network servicing fees. Occupancy and equipment expense decreased $86,000 due to reductions in depreciation expense of $120,000, utilities expense of $31,000, received additional rental income of $19,000 which was offset by increases in maintenance expense of $40,000 and rent expense of $44,000. Professional fees increased $233,000 due to increases in consulting fees of $230,000 and legal fees of $20,000 resulting from additional loan review documentation, possible branch expansion and human resource related issues which were offset by reductions in audit fees of $27,000. Marketing and promotions expense increased $151,000 to take advantage of competitive opportunities. FDIC assessments decreased $667,000 as a result of a one-time special assessment of $700,000 incurred in 2009 which was partially offset by additional insurance expense on deposit growth. Other real estate owned expense increased $954,000 consisting of $184,000 of residential properties and $770,000 of commercial properties. There was other real estate owned expense of $11,000 in the first nine months of 2009. Other expense increased $88,000 as shown in the table below.
The following table summarizes significant components of other non-interest expense for the three and nine months ended September 30, 2010 and 2009:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2010	2009	Change	2010	2009	Change
	(In thousands)
Telephone	$51	$48	$3	$162	$132	$30
Postage	104	106	(2)	315	296	19
Collections	44	167	(123)	301	357	(56)
Directors fees and stock expense	166	177	(11)	499	574	(75)
Courier services	84	85	(1)	239	249	(10)
Mortgage loan servicing	73	52	21	209	205	4
Mortgage appraisal / credit reports	117	85	32	270	260	10
Off balance sheet provision expense	14	(19)	33	10	(57)	67
Dues and subscriptions	52	40	12	157	160	(3)
Printing and forms	86	82	4	240	254	(14)
Other	522	493	29	1,452	1,336	116

Total other non-interest expense	$1,313	$1,316	$(3)	$3,854	$3,766	$88

Income Tax Provision: Income tax provision increased $635,000 to $1.9 million for the three months ended September 30, 2010 as compared to $1.2 million for the same period in the prior year. Year to date income tax provision is $5.3 million, an increase of $1.9 million from the same period last year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The effective tax rate was 35.7% and 33.4% of pretax income for the nine months ended September 30, 2010 and 2009, respectively.
The increase in the effective tax rate was attributable in part to additional state income taxes which make up 0.7% of the effective tax rate of 35.7%. Due to recent changes in statutes of various nearby states, in 2010 the Company reviewed its filing requirements and revenues received from customers from other states. It is anticipated the Company will file a corporation income tax return for 2010 with the State of Massachusetts. The remaining increase in the effective tax rate was due to an increase in fully taxable income while maintaining static levels of tax-advantaged income.
Comparison of Financial Condition at September 30, 2010 and December 31, 2009
Summary: The Company’s total assets increased $68.6 million, or 4.4%, to $1.64 billion at September 30, 2010, from $1.57 billion at December 31, 2009, primarily due to a $27.5 million, or 2.0%, increase in loans receivable, an increase of available for sale securities of $23.4 million, or 22.8%, an $18.1 million, or 93.9%, increase in cash and cash equivalents and a $2.8 million, or 92.6%, increase in other real estate owned which were partially offset by a reduction of $3.6 million, or 19.1%, in held to maturity securities. In the first quarter of 2009, the Company began selling residential mortgages in the secondary market to Freddie Mac. During the first nine months of 2010, the Company sold $47.6 million of loans originated for sale in the secondary market. At September 30, 2010, there were $364,000 of loans held for sale.
Deposits increased $45.9 million, or 4.1%, from December 31, 2009, to $1.17 billion at September 30, 2010. Interest-bearing deposits grew $31.8 million in the first nine months of 2010 to $1.01 billion from $978.6 million at December 31, 2009. Non-interest-bearing deposits totaled $164.6 million at September 30, 2010, an increase of $14.1 million from year end 2009. Federal Home Loan Bank advances increased $12.6 million, or 4.8%, to $276.4 million at September 30, 2010 from $263.8 million at December 31, 2009.
Total stockholders’ equity increased $7.7 million, or 4.9%, to $165.1 million at September 30, 2010 compared to $157.4 million at December 31, 2009. This was due to increased retained earnings of $6.2 million, consisting of $9.6 million of net income offset by dividend payments totaling $3.4 million. Also contributing to the increase in equity was an increase in additional paid-in capital of $402,000, a decrease of $601,000 in the accumulated other comprehensive loss, net of tax, and a reduction in unallocated stock held by the ESOP totaling $524,000.

Investment Securities: At September 30, 2010, the Company’s investment portfolio of $141.6 million, or 8.6% of total assets, consisted of available for sale securities of $126.1 million and held to maturity securities of $15.4 million. The increase in available for sale securities of $23.4 million from year end was mainly due to the purchase of $49.0 million of U.S. Government-sponsored enterprise investments offset by $16.3 million of principal payments of government-sponsored enterprise mortgage-backed securities. At September 30, 2010, the available for sale securities portfolio was comprised of $46.1 million in U.S. Government and U.S. Government-sponsored enterprise securities, $4.7 million in corporate bonds, $59.8 million in U.S. Government-sponsored mortgage-backed securities and $15.5 million in marketable equity securities. The net unrealized gains on available for sale securities increased $567,000 to $6.7 million at September 30, 2010 from $6.1 million at December 31, 2009. The increase in the net unrealized gains on investment securities available for sale reflects the positive impact that decreasing long-term investment market rates had on the debt securities portfolio during the first nine months of 2010. The held to maturity securities portfolio had an amortized cost of $15.4 million comprised of U.S. Government-sponsored mortgage-backed securities that had a fair market value of $16.6 million at September 30, 2010. Principal payments totaling $3.7 million were made in held to maturity securities during the nine months ended September 30, 2010; there were no purchases.
Lending Activities: Net loans receivable increased $27.5 million to $1.39 billion at September 30, 2010. The increase was primarily due to increases in commercial real estate of $27.6 million and commercial business loans of $20.2 million. Residential real estate loans decreased $16.1 million to $738.7 million due to the Company’s decision to sell fixed rate residential loans in the secondary market as a result of the historically low market rates. Real estate construction loans decreased $1.2 million to $69.9 million from year end. As of September 30, 2010 and December 31, 2009, commercial business loans consisted of $20.0 million and $22.7 million, respectively, of loans fully guaranteed by the United States Department of Agriculture.
Deposits: Deposits increased $45.9 million to $1.17 billion at September 30, 2010 compared to $1.13 billion at December 31, 2009. At September 30, 2010, non-interest-bearing deposits were $164.6 million, an increase of $14.1 million and interest-bearing deposits were $1.01 billion, an increase of $31.8 million, compared to December 31, 2009. Money market and investment savings account balances were $232.0 million, a decrease of $2.7 million, regular savings and club account balances were $159.0 million, an increase of $15.2 million, and NOW account balances were $113.4 million, an increase of $5.3 million as compared to December 31, 2009. Certificates of deposit balances were $506.0 million, an increase of $14.0 million in the first nine months of 2010 compared to year end resulting from the introduction of a new, flexible 14-month certificate of deposit yielding 1.52%. At September 30, 2010, core deposits were $669.0 million, an increase of $31.8 million compared to December 31, 2009. The Company has been promoting competitive rate shorter-term time deposits and money market accounts in response to the competition within our marketplace to maintain existing market share and to fund loan growth and reduce borrowings.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2010, $37.4 million of the Company’s assets were invested in cash and cash equivalents compared to $19.3 million at December 31, 2009. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.
For the nine months ended September 30, 2010, net loans receivable increased $27.5 million due to increased levels of commercial real estate and commercial business loans. Total net loan originations declined $30.6 million from the same period last year. The Company purchased $50.0 million of available for sale investment securities during the nine months ended September 30, 2010. Sales of available for sale securities in the first nine months of 2010 were $399,000. The Company received $16.3 million in net principal reductions on available for sale mortgage-backed securities and $3.7 million in principal payments on held to maturity securities during the nine months ended September 30, 2010. Calls and maturities of investment securities during the nine months ended September 30, 2010 totaled $10.7 million.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At September 30, 2010, the Company had $276.4 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $125.2 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 30% of total assets, or $491.9 million at September 30, 2010.
At September 30, 2010, the Company had outstanding commitments to originate loans of $88.5 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $271.6 million. At September 30, 2010, time deposits scheduled to mature in less than one year totaled $296.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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
Quantitative Analysis
Income Simulation: Simulation analysis is an estimate of the Company’s interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. The Company utilizes the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. The Company’s most recent simulation uses projected repricing of assets and liabilities at September 30, 2010 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities it holds, rising or falling interest rates may have a significant impact on the actual prepayment speeds of the Company’s mortgage related assets that may in turn affect its interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of the Company’s assets would tend to lengthen more than the expected average life of its liabilities and therefore would most likely result in a decrease to the Company’s asset sensitive position.

Percentage Increase (Decrease) in Estimated
Net Interest Income
Over 12 Months
400 basis point increase in rates	11.45%
50 basis point decrease in rates	(0.52)
Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, the Company’s policy limits change in return on assets (“ROA”) by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA (for every 100 basis point interest rate change), whichever is less. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the slight asset-sensitivity of the Company’s balance sheet, income is projected to decrease more if interest rates fall. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Market intervention. At September 30, 2010, income at risk (i.e., the change in net interest income) increased 11.45% and decreased 0.52% based on a 400 basis point average increase or a 50 basis point average decrease, respectively. At September 30, 2010, return on assets is modeled to increase by 15 basis points and decrease 1 basis point based on a 400 basis point increase or a 50 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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
On July 21, 2010 the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.
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
A provision of the Dodd-Frank Act, which will become effective one year after enactment, eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2010:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs (1)
7/1/10 — 7/31/10	—	$—	—	674,718
8/1/10 — 8/31/10	—	—	—	674,718
9/1/10 — 9/30/10	—	—	—	674,718

Total	—	$—	—	674,718

(1)	Effective January 2008, the Company adopted a plan to repurchase of up to 978,400 of our outstanding shares of common stock on the open market. At September 30, 2010 there were 674,718 shares available to be purchased under this program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Removed and Reserved
Item 5. Other Information
     None

Item 6. Exhibits
2.1	Plan of Conversion and Reorganization of Rockville Financial MHC, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on September 16, 2010 (File No. 000-51239))

3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc., as amended, initially filed on September 16, 2010 (File No. 333-169439))

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed for Rockville Financial New, Inc. on September 16, 2010 (File No. 333-169439))

3.2.1	Amendment dated December 12, 2007 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on December 12, 2007 (File No. 000-51239))

3.2.2	Amendment and restatement dated February 13, 2008 to the Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on February 14, 2008 (File No. 000-51239))

3.3	Form of Common Stock Certificate of Rockville Financial, Inc. filed herewith

10.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.1 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective January 1, 2009 (incorporated herein by reference to Exhibit 10.2 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.4	First Amendment to the Employment Agreement by and among Rockville Financial, Inc. and Rockville Bank and Christopher E. Buchholz as amended and restated effective as of April 13, 2009 (incorporated herein by reference to Exhibit 10.4 to the Current Report on the Company’s Form 10-Q filed on May 11, 2009 (File No. 000-51239))

10.5	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on the Company’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.6	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007 (File No. 000-51239))

10.7	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-51239))

10.8	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on September 16, 2010 (File No. 333-169439))

10.8.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007 (File No. 000-51239))

10.9	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.10 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on September 16, 2010 (File No. 333-169439))

10.10	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007(File No. 000-51239))

10.11	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006 (File No. 000-51239))

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto

       SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.

By:	/s/ John T. Lund John T. Lund
SVP, Chief Financial Officer and Treasurer

Date: November 9, 2010